Form 10KT405
period 1998-11-23
KENILWORTH SYSTEMS CORP
filed 1998-12-09
CIK 55234

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-K

(Mark One)
[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from January 1, 1991 to November 23, 1998

Commission File Number: 0-08962

                         KENILWORTH SYSTEMS CORPORATION
             (Exact name of registrant as specified in its charter)

                  New York                                    13-2610105
       (State or other jurisdiction of                     (I.R.S. Employer
       incorporation or organization)                   Identification Number)

    54 Kenilworth Road, Mineola, New York                        11501
  (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code: (516) 741-1352

Securities registered pursuant to section 12(b) of the Act:

    Title of each class       Name of each exchange on which registered

           None                           OTC Bulletin Board

           Securities registered pursuant to section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                                (Title of class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [ ] No [X] Initial Report after emerging from bankruptcy proceedings

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

     Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 14(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by court. Yes [X] No [ ]

     The number of shares outstanding of the company's common stock as of November 23, 1998 totaled 60,477,352 shares.

     The aggregate market value of the voting stock held by non-affiliates (25,191,288 shares) of the Company on November 23, 1998 was $503,825.76. The price at which the common stock sold on the aforesaid date was $.02.

                                     PART I

Item I - Description of Business

THE COMPANY:

      Kenilworth Systems Corporation (hereinafter called the "Company" or "Kenilworth" was incorporated on April 25, 1968 under the laws of the State of New York.

RECENT EVENTS:

      The Company emerged from Chapter 7 bankruptcy proceedings on September 23, 1998 when the Trustee for the Estate of Kenilworth paid, in cash, one hundred percent (100%) of all approved creditors claims and administration fees and expenses out of the $4,424,056 proceeds from the sale of substantially all of the assets of the Kenilworth Estate recoveries of receivables and interest income. Pursuant to the Asset Sale Agreement, the purchaser was entitled to receive any cash funds remaining up to One Million Dollars ($1.0 million) after all claims were paid in full. Accordingly, $123,652.62 was refunded.

      By virtue of having paid all claims in full (one hundred cents of each dollar claimed), the residual value consisting of approximately twenty-two million dollars ($22,000,000.00) in unexpired net operating tax loss carry-forward credits belong to the Company and, in turn, to the shareholders of Kenilworth.

      To make use of the tax credits, the Company must have income taxable earnings from the same type of business as when the credits were earned. Management plans to develop a casino wagering system, dubbed "Roulabette". Earnings from Roulabette would qualify for the tax credits under the existing tax code. The Company has no other assets and has no liabilities.

Business

      Prior to February 5, 1991, when the Chapter 7 Trustee was appointed and all Company operation ceased, the Company was engaged primarily in the development, manufacturing and marketing of cashless casino wagering systems. In a cashless system, coins, bills, and tokens are replaced by debit cards issued by the casino operator to reduce cash handling and its associated security costs. In addition, the system offers variable denomination play (25 cents, 50 cents, $1.00, $5.00, and $100.00) on each slot machine.

      The Company currently will be engaged in the development, manufacturing, marketing, and operation of "Roulabette", a system that allows casino patrons to play along with live table games in progress, via closed circuit television, on Roulabette terminals located within the casino confines. The Roulabette terminals are similar to slot machines. They have a television screen for viewing the live action from the table games, and a separate touch screen to place the wager. For the first time casino patrons will be able to play along and participate and wager as little as $.25 on an actual in-progress casino table game - Roulette, Craps, Baccarat, and Blackjack. The Roulabette terminals accept bills in all denominations, up to $100, and pay winnings with bar code receipts that are cashed at the casino cage.

      Ultimately the Company will propose to arrange to broadcast the closed circuit casino table game action throughout the United States and the rest of the industrialized world, via digital direct TV. This will permit individuals all over the world to view the live action TV broadcast on their television sets, and play along on their Personal Computers (PC's), any time, day or night. To provide 24 hour live casino play, the broadcasts will originate, at different times, from casinos located in Atlantic City, New Jersey, Las Vegas, Nevada, and Monte Carlo, Monaco.

History of the Company:

      In 1971 the Company discontinued its business of teaching the operation of Key Punch and Key Verifier machines. Between 1972 and 1979, the Company engaged in the research and development of a method to chemically encode and decode invisible data into plastic cards, paper cards, tickets or tokens which cannot be easily counterfeited or altered without destroying the encoded data. In 1979, the Company commenced commercial operations.

      The Company developed a basic system where predetermined bits of information are chemically encoded between plastic laminates and can be decoded by the Company's "reader/terminal". This is an alternate technology to the magnetic character recognition system used for credit cards and other applications. The Company sold the chemically encoded plastic cards, together with card-reading systems, to power plants regulated by the Nuclear Regulatory Commission. The cards were used both for security purposes and to control the length of time employees spent in certain restricted areas. The Company discontinued the sale of cards, cardreaders and services because of the general reduction of operating nuclear power plants and events that prevented the Company from continuing its operations in 1991 (see "Bankruptcy Conversion").

      Throughout the 1980's the Company experienced working capital shortages that climaxed on August 31, 1982, when the Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. From August 31, 1982 to June 7, 1985, the Company operated during reorganization proceedings. When the Company's Plan of Reorganization was confirmed, debts for employee withholding taxes totaling approximately $1.5 million were not discharged and remained outstanding, plus interest and penalties. Although the Company obtained a Final Decree on April 27, 1988, the Bankruptcy Court retained jurisdiction in the matters relating to the unpaid taxes.

      On February 5, 1991 the Company's Chapter 11 case was converted to a Chapter 7 proceeding and a Trustee was appointed.

      The Company and two casino operators, Golden Nugget, Inc. (Mirage), and Elsinore Corporation, sponsored legislation to permit cashless wagering in the state of Nevada. The legislation, which is in the form of an amendment to existing casino control statutes, permits the use of account cards (debit cards) and was signed into law by Governor Richard H. Bryan on June 13, 1985. The existing regulations for casino play in the state of New Jersey permit the use of account cards in place of cash in their casinos.

      In April 1988 the Company entered into a contract with the Totalizator Agency Board (the "TAB"), a statutory agency of the State of Victoria, Australia, to design and install computer hardware and software and supply plastic wagering cards for high-tech cashless wagering facilities, called "Tabarets", to be operated by the TAB within the State of Victoria. The first Tabaret opened on November 27, 1990 with 124 Player Activated Terminals ("PATs") which are similar to slot machines except they are played with debit cards instead of coins or tokens, offer variable denomination play and selection of five different games. There are now 13,000 PATs in play at 127 locations that had revenue of Australian $3.75 billion in 1997.

      From February 1991 through September 1998, Kenilworth was inactive, except that Herbert Lindo, the President and Chairman of the Board of Directors of Kenilworth when the Trustee was appointed, assisted the Trustee which resulted in obtaining $4,424,056 for the Kenilworth Estate.

      In September 1998 a United States Bankruptcy Judge in the Eastern District of New York approved the Final Report and Accounts submitted by the Chapter 7 Trustee of the Estate of Kenilworth and, after obtaining approval from the U.S. Trustee, the Kenilworth Trustee made the cash distribution to the creditors and paid in full all administration fees and expenses. With the Bankruptcy Court's approval, all of the books and records since inception of Kenilworth have been released to Herbert Lindo.

                             THE ROULABETTE TERMINAL

      The Roulabette terminal is a self-contained device that consists of a personal computer (PC) with two (2) monitors, one of which is outfitted with a touch screen, a variable denomination bill acceptor, and a bar code ticket dispenser, all housed within an attractive metal enclosure. Wagers are placed on the touch screen which is the lower screen.

How to Play Roulabette

      After depositing money via the bill acceptor, the terminal displays the amount deposited and prompts the player to select one of the four table games that are available and broadcast live on closed circuit television to the terminal. The player then is asked to select a denomination, from $.25 up to $100, by touching the selected amount on the touch screen.

Roulette

      When playing Roulette, the monitors display the table (without the wheel) on the touch screen. The player, by touching the spot on the table, places his or her own wager directly on the table, most often on top of a chip placed on the table by the players of the televised games. The touch screen displays a distinctive image of a chip (1,2,3, chips, etc.) placed by the Roulabette player, for easy identification. There is a spot on the touch screen where the last or all wagers can be canceled, and a spot where the wagers are confirmed. Immediately after the wager is confirmed, the amount wagered is debited from the last amount shown in the credit account.

      When the television camera, over the Roulette wheel, spots the ball going around in the wheel, the upper screen displays "No More Bets" and the terminal is locked for betting.

      The player now watches the ball go around on the wheel until the ball comes to rest on one of the 38 numbers of the wheel. After a second the upper screen shows the table, and after the marker is placed by the croupier at the table on the winning number, all losing chips are removed from the table, including the losing chips of the Roulabette terminal players. If the player has chips on the winning number, the lower screen shows the amount won and after the player confirms the pay-off by touching the winning number, the amount won is credited to the account and displayed on the lower screen. After a short period of time, the new wagering for the next game begins.

      A player can wager on all positions available at the table game. The last 38 winning numbers are displayed on the upper screen to assist the player in selecting new wagers. If a player has a problem with the terminal, or disagrees with the winning payoff, there is a spot on the lower screen to call for an attendant.

Craps

      When the player selects Craps, half the table is displayed on the screens. The wagers are placed in the same manner as if the player were playing at the Crap table. All bets available on the table are available on the Roulabette terminals. When the croupier pushes the dice from the center of the table toward the table player, the terminal locks for removing bets only. Additional bets may be placed during the game. After the dice are rolled and come to rest, the TV camera zooms in on the dice separately and the

Roulabette player can read the numbers on the dice. A laser beam locates the dice and directs the cameras to them.

Baccarat

      When playing Baccarat, the entire table is shown on the upper screen with a wide-angle TV camera. The player either selects the bank (which holds back a 5% commission on all wins) or the player. Cards are confirmed by a laser reading the bar code imprinted on the card.

Blackjack

      When playing Blackjack, the camera shows up to seven hands being played at the table and the house cards. The Roulabette player selects a player and bets along with his or her hand. The Roulabette player MAKES NO DECISION whether to hit or stay. Since there are seven (7) players, if dissatisfied with one player's play, another player can be selected.

Instruction and Practice Play

      After making a deposit in the Roulabette terminal, a player can select instructions on how to play and may make up to 10 "make believe" bets for practice. Playing along on a Roulabette terminal only a few yards away from the actual table game may be more exciting than playing a slot machine, since the player has a hand in the outcome of the game. Roulabette should be a welcome addition to casino operators. It obviously may entice slot players to graduate to table game players.

CASINO TEST PROGRAMS

      In 1990, before the Company ceased operation (bankruptcy proceedings), the Company had entered into contracts with three (3) Atlantic City, New Jersey casino operators to test market the Company's cashless wagering system for a minimum of six months. Each installation on the casino floor was to have a minimum of 100 PAT's and 50 slot machines converted by the Company to be played both with cash and cashless. The combination of cash and cashless on existing slot machines was attractive to the casino operators to permit a gradual transition period from cash to cashless play.

      The Company was to furnish without expense to the casino, furnish all the necessary equipment, including the central computer and communications hardware. The casino operators would only have to provide for the installation of cables required to interconnect the equipment and provide free accommodations for the Company's personnel who would have operated the system during the test. Each of the operators committed a substantial budget for the promotion of the systems.

      After the first system was to be in operation for a period of three (3) months, and operated profitably, the New Jersey casino regulatory agencies had agreed to commence examining the system for their approval process. The Company expected this process to take at least three (3) months. When the Company had obtained approval from the regulatory agencies for its system, the operators would then purchase the system in quantities, for prices stated in the contract, or ask the Company to remove the system.

      None of the tests were conducted. The Company sold and installed only one
(1) cashless slot system, which was to the Australian agency which continues to operate the system with 13,000 PAT's in 127 locations. The Company receives no revenue from that operation.

      The Company has not as yet contacted any casino operator or the New Jersey Gaming Control Board for any test installation of Roulabette, nor has the Company contacted anyone in connection with its proposed worldwide live action television broadcast and play along scenario.

      The PAT system became obsolete when the industry installed Dollar Bill acceptors, credit meters, and slot play tracking systems with MVP (most valuable player) cards.

      To conduct the tests, the Company will require approximately $1.6 million and until these funds are available to the Company, the test cannot take place.

Industry Background

      The gaming industry is comprised of five service industries; (1) traditional pari-mutuel wagering on horse and dog racing; (2) casino and riverboat gambling, (3) lotteries, (4) charitable organization gambling (Bingo and Las Vegas nights), and (5) sports book.

      Currently, the Company operates primarily in the casino segment.

MARKETING STRATEGY/SALES PLAN

Direct Marketing to Casinos

      Every casino in the world offers the same slot machines, the same table games, with the same odds. The only difference between one casino and the other casino is how well they treat their customers with complementaries. Even there, they offer the same $20.00 in coins up front, and the same $5.00 discount for the buffet lunch. Fortunately for the Company, once one casino adopts cashless wagering, if history repeats itself, the rest will follow suit.

      The Company experienced this scenario in 1990 in Atlantic City, after one casino agreed to undertake the testing of the Company's cashless wagering system, two other casino operators surfaced immediately and offered to conduct similar tests.

      Similarly, Nevada casino operators will wish to test the system after the first results from Atlantic City are available.

      The Company will sell the Roulabette terminals and supporting system to the casinos. The Company will supervise the installation and train casino personnel in the operation of the system. During the test period, before the casino operator purchases the system, the Company, at its own cost, will furnish and install a minimum of forty (40) and up to one hundred (100) Roulabette terminals, all the supporting computer and TV equipment, and will provide personnel to trouble-shoot the system on a 24-hour basis. If the casino operator fails to purchase the Roulabette system at the end of the test period, the Company will be obliged to remove the system. Since the terminals and equipment belong to the Company, the Company can use and sell the equipment to other casino operators or other purchasers.

      The sales price for a one hundred (100) terminal system will be approximately $1.5 million, including installation, supervision, and one-year backup service. Thereafter, the purchasers must pay for services.

MARKETING TO THE ROULABETTE PLAYER AT HOME

      In the United States the Company will refrain from using the WWW Internet to manage wagers from individuals outside of the casino confines. Legislators have voiced strong objections to having their constituents' gamble one-on-one against computers located on Caribbean islands, totally unregulated. In Roulabette, the play-along broadcast emanates from casinos that are regulated by strict and comprehensive rules and state regulations, enforced by gaming control regulators and everybody plays along with the same live table game. There is a world of difference between playing in a virtual make believe casino compared with an actual casino.

      For the reasons stated, the Company will ask state lotteries, Off-Track Betting (OTB) corporations, pari-mutuel race tracks, and other state and federal regulated agencies to manage the wagers from individuals playing along on their PC's.

      The individuals would have to pre-deposit funds into an account with the wager management company and then place wagers with their credit balance. The wagers and running balances will be transmitted to the Roulabette Player's PC on telephone lines not crossing any state lines, similar in principle to telephone accounts wagering offered by the New York State Off-Track Betting Corporation.

      Horse players in New York State watch the live horse races from all over the country (simulcasts) on their home/office television sets and place wagers on the horse races with their OTB telephone account.

      After the Company obtains permission to play Roulabette in a given state and engages a wager management organization to promote digital direct TV to the state residents, the Company will install the 18 inch dish antenna and converter box required to receive digital TV programming at its own cost, if the subscriber opens a Roulabette wagering account for $300. In addition, the Company will pay the monthly subscription fee to view all digital TV programming offered if the customer wagers at least $100 each month - win, lose, or draw - makes no difference.

Direct Marketing to State Lotteries

      In states with approved lottery and/or other gambling legislation, the Company plans to introduce Roulabette to hotels, clubs (similar to card clubs in California) and resorts, to provide an upscale gathering place for tourists and local residents. Charitable organizations that are permitted to conduct "Nevada Nights" and Bingo games may wish to offer Roulabette gaming on a more permanent basis. To receive the broadcast signal, all that is required is an 18" direct TV antenna and distribution equipment. The Roulabette terminals are self sufficient and accept dollar bills (or script, to control the amount an individual is allowed to wager in one day or other time period). The Company plans to lease all the equipment necessary to participants for a share of the profits.

      To gain approval for the Company's Roulabette-style gambling in jurisdictions that have not approved any gambling legislation, the Company proposed to engage lobbyists to introduce, promote, and obtain legislative approval to permit Roulabette-style gambling. The Company's strategy is to find depressed resort areas and have the resort/hotel operators convince their local politicians of the benefits to their business and the local economies and request them to promote legislative approval, either state-wide or limited to their areas. Riverboat gambling started to rehabilitate decaying waterfronts. Roulabette can do the same in depressed economic areas.

Global Marketing

      When the live casino TV broadcasts are beamed for global viewing, the Company will seek out similar organizations, as proposed for the United States, that can provide the servicing of individual accounts and placement of Roulabette terminals in hotels, clubs, pubs, etc. In all instances, the Company plans to offer only profit sharing arrangements to franchisees, which most likely will require leasing all the equipment necessary to the franchisee, to discourage competition.

      In overseas installations, wherever possible, the Company will make use of the WWW Internet to manage the wagers.

Competition

      Many segments of the gaming industry are characterized by intense competition, with a large number of companies offering the same type of wagering products and services. None of these companies at present offer the same or similar equipment or systems as represented by Roulabette. The most likely competition will come from slot machine manufacturers who could relatively quickly adapt slot machines to play along with live casino table games. The three major slot machine manufacturers in the United States are WMS Industries, International Gaming Technology, and Anchor Gaming, all of which have vastly greater resources than the Company and may have under development systems that directly compete with Roulabette.

      The Company plans only to broadcast the live casino table games from one or two companies that own casinos. Other casino owners may start their own broadcasts and have their own terminals manufactured and compete with the Company after the Company did all the pioneering for play-along wagering.

Government Regulation

New Jersey

      In order to sell its Roulabette wagering systems in New Jersey, the Company must be licensed by the New Jersey Casino Control Commission (CCC) in accordance with the New Jersey Casino Control Act as a manufacturer and distributor of gaming equipment. The Company will have to make arrangements to apply for licensing in New Jersey. The New Jersey Commission may require that persons holding in excess of 5% of the publicly-traded equity securities of the Company qualify under the Casino Control Act. Any beneficial holder of the voting securities owned may be required to file an application, be investigated, and have his qualifications determined if the CCC has reason to believe that such ownership may be inconsistent with the declared policies of the Casino Control Act. After the Company completes the proposed live field test at a New Jersey casino for 90 days, a license in the State must be obtained within about 90 days thereafter.

Nevada

      The manufacture and distribution of gaming devices in Nevada are subject to the Nevada Gaming Control Act (the "Nevada Act"), and to licensing and regulatory control by the State Gaming Control Board and various local, city and county regulatory agencies (collectively, the "Nevada Gaming Regulators"). The laws, regulations and supervisory procedures of the Nevada Gaming Regulators are based upon declarations of public policy which are concerned with, among other things, (i) the character of persons having any direct or indirect involvement with gaming, (ii) application of appropriate accounting practices and procedures, (iii) maintenance of internal fiscal affairs and the safeguarding of assets and revenues, (iv) record keeping and reporting to the Nevada Gaming Regulators, (v) fair operations of games, and (vi) the raising of revenues through taxation and licensing fees.

      No publicly traded corporation is eligible to apply for, or hold gaming licenses in Nevada. A publicly traded corporation may be registered and found suitable to acquire or to hold an interest in a corporate subsidiary which holds such gaming licenses. Before the Company may do business in Nevada, it will have to register with the Nevada Gaming Regulators as a publicly traded holding company and found suitable to hold an interest in a licensed subsidiary. After an investigation is completed, licensing may take approximately 90 days. No proceeds from the public sale of securities by a registered holding company may be used to acquire, construct, operate, or finance gaming facilities in Nevada or to retire or extend obligations incurred for such purposes unless the public offering of those securities has been approved by the Nevada Gaming Regulators.

      The Nevada Gaming Regulators may require any individual who has a material relationship with the Company to be investigated and licensed or found suitable. Any person who acquired 5% or more of the Company's securities must report the acquisition to the Nevada Gaming Regulators. Any person who becomes a beneficial owner of 10% or more of the Company's securities must apply for a finding of suitability. The Nevada Regulators have the power to investigate any security holder of the Company. The applicant stockholder is required to pay all costs of such investigation. The Company will pay such costs for its officers, directors, or employees. The Company does not plan to impose any restrictions on the acquisition of 5% or more of its stock since a person acquiring more than 5% is likely to be aware of the regulatory requirements. However, the Company expects to cooperate with any regulatory investigations and actions by government authorities to enforce the restrictions.

      Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to so do by the Nevada Gaming Regulators may be found unsuitable. The same restrictions apply to a beneficial owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable who holds, directly or indirectly, any beneficial ownership of the Common Stock beyond such period of time as may be prescribed by the Nevada Gaming Regulators may be guilty of a gross misdemeanor. The Company and/or its subsidiary are subject to disciplinary action if, after notice is received that a person is unsuitable to be a stockholder or to have any other relationship with the Company or its subsidiary, the Company or its subsidiary (i) pays that person any dividend or interest upon voting securities of the Company, (ii) allows indirectly any voting right conferred through securities held by that person, or (iii) gives remuneration in any form to that person. If a security holder is found unsuitable, the Company may itself be found unsuitable if it fails to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities, including the purchase of such securities by the Company for cash at fair market value.

      If the Company registers as a publicly traded holding company, the Nevada Gaming Regulators would have the power at any time to require the Company's stock certificates to bear a legend indicating that the stock is subject to the Nevada Gaming Control Act and the regulations of the Nevada Gaming Regulators. The Nevada Gaming Regulators, through the power to regulate licensees and otherwise under Nevada law, would have the power to impose additional restrictions on the holders of the Company's securities at any time.

Federal

      The Federal Gambling Devices Act of 1962 (the "Federal Act") makes it unlawful for a person to manufacture, deliver, or receive gaming machines, gaming machine-type devices and components thereof across interstate lines unless that person has first registered with the Attorney General of the United States. In addition, various record keeping and equipment identification requirements are imposed by the Federal Act. Violations of the Federal Act may result in seizure or forfeiture of equipment, as well as other penalties.

Other Regulations

      The manufacture, distribution, sale, and use of slot machines is controlled by state and federal law which also applied to the Company's Roulabette gaming terminals. Certain foreign countries permit the importation, sale, or operation of slot machines. Where importation is permitted, some countries prohibit or restrict the payout feature of the traditional slot machine or limit the operation of slot machines to a controlled number of casinos or casino-like locations. Certain of these jurisdictions also require the licensing of gaming devices. The Company's Roulabette terminals may be considered similar to slot machines and may have to meet these regulations.

Fabrication/Assembly Operation

      When the Company receives orders for the Roulabette Wagering System, it plans to assemble/manufacture the initial orders for the tests at a proposed 6,000 square foot industrial facility on Long Island, New York, from standard or specially manufactured (to Company specifications) electronic, TV, and other components purchased from vendors or manufactured by subcontractors. Assembly equipment and tools, benches, racks, and quality control testing equipment required for the assembly operations are not extensive and are readily available. When larger quantities for the system hardware are required, the Company will engage subcontractors to perform the assembly work in the interest of cost efficiency.

      The Company is not materially dependent upon any single supplier for materials and parts. The Company, however, in the interest of economy, will utilize only one set of molds in its cabinetry and is accordingly dependent upon deliveries from a single source of supply for that component.

Employees

      The Company at present does not employ anyone. After acquiring the proposed leased industrial space, the Company expects to engage six (6) employees and several consultants. One employee will be for administrative work, and the others specialists in software design, television broadcasting, component design and fabrication, and assembling. Former key employees of the Company may be available for some of the positions. The Company did not formerly, nor does it expect to in the future, have any collective bargaining agreements with its employees. The Company may sign employment contracts with key personnel.

Research and Development

      The Company's product development work will be divided into two areas: hardware and software. Current development efforts will be directed at using off-the-shelf computer equipment, dollar bill acceptors, and bar code receipt printers, in the design for the Roulabette terminals. Software efforts are aimed at component integration with software features unique to the overall closed circuit TV broadcast system and software required to manage the wagers from home/office players.

      The Company's research and development costs will be approximately $1,600,000 (one million six hundred thousand dollars) over the next six (6) to eight (8) months. Most of that amount will be expended for the salaries and fees for the software programmers and consultants.

Backlog

      The Company does not have any backlog.

Insurance

      At present, the Company does not maintain any insurance. When employees are hired the Company will maintain liability and Workers Compensation insurance, which will cover injury to employees. In order to attract employees with special skills, the Company may also have to implement a medical insurance plan.

ITEM 2 - PROPERTIES

      The Company, until it can relocate into larger industrial space, operates out of an office located in the president's private residence at 54 Kenilworth Road, Mineola, NY 11501, rent free.

      To conduct the initial phase of the Company's business and casino test program, the Company will have to lease approximately 6,000 square feet of industrial and office space on Long Island, New York, for an annual rent of approximately $24,000. When orders for Roulabette terminals and systems are generated, the industrial space will have to be increased. In prior years, the Company occupied approximately 20,000 square feet of office and industrial space on Long Island.

ITEM 3 - LEGAL PROCEEDINGS

      Since emerging from Chapter 7 Bankruptcy Proceedings on September 29, 1998, the Company is not involved in any legal proceedings.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

      The Company has not held a meeting of shareholders since 1988 because the cost of soliciting proxies and holding a meeting for the large number of persons (approximately 11,000) who own its shares is excessively costly. The directors and officers continue to serve under provisions of the By-Laws which allow them to continue in office until their successors are elected and take office.

      At the next Annual Meeting of Shareholders, to be held on January 20, 1999, at the Holiday Inn - Westbury, Carle Place, New York, the shareholders of the Company will be asked to approve the following: (a) An amendment to the Company's Certificate of Incorporation to increase the authorized number of Common Shares from 61,000,000 shares to 100,000,000 shares, and to permit the Company's Board of Directors, without further action by the shareholders, to issue from time to time up to 1,000,000 authorized but unissued shares of Preferred Stock, and to fix and determine the terms, limitations, relative rights and preferences of the Preferred Stock, in order to obtain financing, capital and/or acquire other businesses that can improve the performance or growth of the Company. When any shares of Preferred Stock are issued, certain rights of their holders may affect the rights of the holders of Common Stock. In addition to any other powers conferred on the Preferred Stock, holders of the Preferred Stock would have, under New York General Corporation Law, the right to vote as a separate class on any increased, decrease or change in the rights of the Preferred Stock. The affirmative vote of a majority of the outstanding shares of Preferred Stock would be required for approval of any such increase, decrease, or change. The authority of the Board of Directors to issue shares of Preferred Stock with characteristics it determines (such as preferential voting, conversion redemption and liquidation rights) may have a deterrent effect on persons who might wish to make a takeover BID to purchase shares of the Company at a price which might be attractive to its shareholders. However, the Board of Directors must fulfill its fiduciary obligation to the Company and its shareholders in evaluating any takeover BID; and (b) The creation of a stock option and stock award plan (the "Plan") which will authorize the grant of options to purchase common shares of the Company to key employees (including directors who are employees), which may be "incentive stock options" (ISO's) within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, or nonqualified options. The Plan also will provide for the grant of stock appreciation rights and stock awards to eligible participants subject to forfeiture restrictions; (c) The creation of a Directors Stock Option Plan pursuant to which stock options are awarded to those directors who are not officers or employees of the Company ("outside directors"). Presently, there are no outside directors. The plan will permit the Company to recruit and retain outside directors who will use their best efforts to promote the success of the Company's business, (d) The election of members to the Board of Directors; and (e) Ratify the selection of Arthur Yorkes and Company as the independent public accountant of the Company for the ensuing fiscal year.

      Management at present does not know of any other matters that may be presented to a vote at the Annual Meeting of Shareholders.

                                     PART II


ITEM 5 - MARKET PRICES OF THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

      (a) After the Company emerged from Bankruptcy Proceedings in September of 1998, its Common Stock resumed trading on the National Association of Security Dealers Automated Over the Counter Market (OTC) Bulletin Board, on October 5, 1998 under the old trading symbol "KENS". The following table sets forth high and low closing sales prices for the Company's Common Stock, as reported on the Bulletin Board.

                   October 1998              November 1998
                 ---------------            --------------
                 High        Low             High      Low
                 -----     -----            ----     -----
                 $0.08     $.005            $.05     $.015

      (b) Holders. There were approximately 11,000 holders of record of Common Stock of the Company as of December 31, 1990 and November 23, 1998, when the market quotation was $.08 Bid and $.12 offered and $.015 Bid and $.03 offered, repectively,as reported in the Over The Counter Pink Sheets. The approximate number of record holders is based upon the actual number of holders registered on the books of the Company at the latter date and includes an estimate of beneficial holders of shares in "street name" or persons, partnerships, associations, corporations, or other entities identified in security position listings maintained by depository trust companies. The calculation of the number of shares of the Company's Common Stock held by non-affiliates shown on the cover of this Form 10-K was made on the assumption that there were no affiliates other than officers, directors, and holders of over five percent (5%) of the Common Stock of the Company.

      (c) Dividends. The Company has not paid any dividends on its Common Stock. The Company plans to apply any earnings it achieves to expansion of the business and does not expect to pay any dividends in the foreseeable future.

Description of the Company's Securities

Common Stock

      The authorized capital stock of the Company consists of 100,000,000 Common Shares, $.01 par value ("Common Stock"), of which 60,477,332 shares are issued and outstanding as at November 23, 1998.

      The holders of Common Stock are entitled to one vote for each share held of record on all matters to be voted on by stockholders. There is no cumulative voting with respect to the election of directors, with the result that the holders of more than 50% of the shares voting for the election of directors can elect all of the directors then up for election. The holders of Common Stock are entitled to receive ratably such dividends when, as, and if declared by the Board of Directors out of funds legally available therefor. In the event of liquidation, dissolution or winding up of the Company, the holders of Common Stock are entitled to share ratably in all assets remaining which are available for distribution to them after payment of liabilities and after provision has been made for each class of stock, if any, having preference over the Common Stock. Holders of shares of Common Stock, as such, have no conversion, preemptive or other subscription rights, and there are no redemption provisions applicable to the Common Stock. All of the outstanding shares of Common Stock are fully paid and non-assessable.

ITEM 6 - SELECTED FINANCIAL DATA

Operations for the period beginning January 1, 1991 and ending November 23, 1998 and for the years ended December 31, 1990, 1989 and 1988.

                               1998       1990           1989           1988
                               ----       ----           ----           ----
Net sales
 from operations                -0-   $ 3,316,040    $ 1,940,832    $ 1,745,486

Extraordinary sales or losses

Earnings (loss)                 -0-   $(1,186,737)   $  (735,288)   $  (251,954)

Earnings (loss)
  per common share              -0-   $      (.02)   $      (.02)   $     (.005)

Fully diluted                   -0-   $      (.02)   $      (.02)   $     (.005)

CAPITAL RESOURCES -
as of November 31, and
November 23, 1998

Total assets                    -0-   $ 7,846,169    $ 7,724,687    $ 8,551,288

Current assets                  -0-   $ 1,118,735    $   842,959    $ 1,330,635

Current liabilities             -0-   $ 3,670,901    $ 1,810,105    $ 2,901,418

Current ratio                   -0-           3.3            3.0            2.2

Stockholders' equity            -0-   $ 4,175,268    $ 4,194,582    $ 5,649,870

ITEM 7 - MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      (a)   Liquidity and Capital Resources:

      Between February 5, 1991, when the Trustee for the Estate of Kenilworth Systems Corporation was appointed, and September 23, 1998, when the Trustee paid in cash one hundred (100) cents on the dollar of all approved creditors' claims and administration fees and expenses, the Company did not conduct any business and operations.

      In November 1991 the Trustee, on orders from the Bankruptcy Court, sold at public auction substantially all of the assets of the Kenilworth Estate, for $2,800,000 (two million eight hundred thousand dollars) and an additional $1,000,000 (one million dollars) escrow deposit to be available to add to the purchase price, in order to pay all creditors and other expenses one hundred
(100) cents on the dollar. After the Trustee paid all claims, the Trustee refunded $123,652.62 of the $1.0 million escrow deposit to the purchaser.

      Thus, the Company emerged from bankruptcy proceedings with no assets, no liabilities, and approximately $22,000,000 in available carry-forward income tax credits.

      Present plans are to develop a wagering system, dubbed "Roulabette", that allows patrons visiting a casino and individuals at home, offices, clubs, or other gathering places all over the industrialized world, to play along on live casino table games, either via closed circuit television in the casino confines, or the broadcast of the same live action via digital satellite around the world.

      The first step will be to conduct a three (3) month test of the system at the proposed Company facility and, after successfully completing the test, to test a system at a casino located in Atlantic City. Each test will be with forty
(40) Roulabette terminals.

      To conduct these two tests will require $1,600,000 to; a) purchase computers, television broadcast equipment and table games; and, b) defray the cost of the facility and pay the salaries of six (6) employees who are specialists in software design, TV broadcast, and mechanical design, for a period of eighteen (18) months, and from time to time, consultants who will assist the design team.

      Unless the Company is able to obtain these funds, none of the tests and initial development work can commence.

      The Company plans to obtain the necessary funding by offering in a Private Placement, Senior Cumulative Convertible Preferred Shares and/or by the sale of limited joint venture participations in future Roulabette franchises.

      When the tests are completed and the Company has obtained licenses from the gaming control regulators for the sale of Roulabette systems to U.S. casinos, the Company will obtain production financing from regular banking sources to finance the manufacturing of the Roulabette terminals leased or sold.

Results of Operations

      During the short period since the Company emerged from bankruptcy proceedings, September 23, 1998 to November 23, 1998, the Company had no sales or operation. In fiscal year 1990, the last period the Company had sales from operation, revenue increased by 74% from $1,940,832 in fiscal 1989, to $3,316,040 in fiscal 1990. Net income in 1989 was a loss of $735,288 which loss increased by 61% to $1,186,737 in 1990.

Inflation

      Inflation has not had in the past, nor does the Company expect it in the future to have a significant impact on the Company's business.

Forward Looking and Cautionary Statements

      This report contains "forward looking statements," including without limitations; (a) statements of proposed financing, (b) assumptions that casinos will participate in a test of Roulabette, and later actually purchase, Roulabette systems; (c) granting of licenses from casino regulatory agencies permitting the sale of Roulabette systems, (d) proposed broadcasting of live casino games; (e) obtaining permission from state and foreign governmental agencies allowing their residents to watch on television and wager along with the live casino broadcast; (f) the feasibility to profitably operate such play along casino games, (g) changes in the competitive environment for Roulabette, and (h) general economic factors in markets where the Company's products are offered, franchised and sold.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The information required by this Item is included in Part IV, Item (a)
(1).

ITEM 9 - CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      The names, ages and positions held by each of the Company's directors and executive officers are as follows:

Name
----

Herbert Lindo                 73       Chairman of the Board,
                                       President and Treasurer.

Joyce Clark                   55       Director and Financial Officer

Betty Sue Svandrlik           53       Vice President and Secretary

      All the directors are also members of the Executive Committee. The directors serve for a term of one year and until their successors are elected and assume office.

      Herbert Lindo has held his present position since March 1972.

      Joyce Clark became a director and the financial officer in October 1998.

      Betty Sue Svandrlik became a vice president and secretary in October 1998. She has been in the employ of the Company since August 1978, as office manager and assistant secretary.

Family Relationship

      Joyce Clark and Betty Sue Svandrlik are sisters.

Business Experience

      Herbert Lindo is the founder of the Company.

      Joyce Clark is the controller of a large private door and window manufacturer. She has a degree in accounting and teaches an adult accounting course at BOCES.

      Betty Sue Svandrlik received a diploma in business administration and has been promoted to office manager and assistant secretary since joining the Company.

Involvement in Legal Proceedings

      Except for Herbert Lindo, to the best of the Company's knowledge and belief, other than in connection with the Chapter 7 or 11 reorganization of the Company and correspondence received from the SEC describing proposed enforcement proceedings for failure to file reports in 1990 which reports have since been filed, none of the Company's directors and officers has been involved in any proceedings during the last five years that are material to an evaluation of the ability of such persons to be directors or officers of the Company.

      Herbert Lindo, the president of the Company, was convicted in 1993 on three counts of having permitted three banks located in the Upper Peninsula of Michigan to sell unregistered, legended, restricted Kenilworth shares pursuant to SEC Rule 144 prior to the bank having held the securities as collateral for loans made by third parties for the then required two year holding period. The sales took place in 1987 and 1988. Mr. Lindo was found not guilty of conspiring to sell unregistered securities and on another count where the required time to sell unregistered securities was met pursuant to SEC Rule 144. The Securities and Exchange Commission did not enter into the case. The indictments were brought by the U.S. Attorney of the Western District of Michigan. Mr. Lindo was sentenced to 1000 hours of community service, 15 months house arrest, and fined $600,000.

In 1992, the holding period for exemption pursuant to Rule 144 was reduced to one year. The changed Rule did not apply to the 1987/8 sales. No one lost any money and the Company had received fair value for the pledged securities. The government never charged Mr. Lindo with fraud. Mr. Lindo claimed he had no knowledge of the sale by the banks.

      Because of this conviction, Herbert Lindo will not be found suitable by any Casino Control Commission to hold licenses. When the time to apply for licensing Roulabette arrives, Mr. Lindo will resign totally from the Company and place his Kenilworth shares into a voting trust. Mr. Lindo believes that he is best suited to manage the post bankruptcy reorganization and to transform the Company into a viable business.

ITEM 11 - EXECUTIVE COMPENSATION

      None of the present executives, until the Company is in full profitable operation, will receive any compensation. When the Company turns profitable, the executives will receive compensation approved by the Board of Directors.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

       (a)  Security Ownership of Certain Beneficial Owners

                  Other than as set forth in subparagraph (b) below, no person is known to the Company as the beneficial owner of more than 5% of its common stock.

        (b) Security Ownership of Management

                  The table below reflects the beneficial ownership of the
            shares of the Company's Common Shares as of February 23, 1998, owned by each director and all directors and officers of the Company as a group. The table also reflects the percentage of the common shares owned by the persons indicated.

                                              Number of Shares        % of Class
Title, Name and Address                           of Owner              Owned
-----------------------                       ----------------        ----------
Chairman and President
Herbert Lindo                                   17,338,132(a)            28.60
54 Kenilworth Road
Mineola, NY 11501

Vice President and Director
Joyce Clark                                        250,700(b)              .04
115 Old Farmingdale Road
West Babylon, NY 11704

Vice President and Director
Betty Sue Svandrlik                                 54,200                 .01
35 Greenhaven Drive
Port Jefferson, NY 11776

All officers and directors
 as a group                                     17,643,032               29.10

(a)   Includes 7,005,000 shares owned by the wife and children of Herbert Lindo.

(b)   Includes 150,700 shares owned by the daughter of Joyce Clark.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                                          KENILWORTH SYSTEMS CORPORATION


                                        By  /s/ HERBERT LINDO
                                            ----------------------------
                                            Herbert Lindo, President and
                                            Treasurer


      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the dates indicated.


      By /s/ Herbert Lindo                            Date:  December 2, 1998
        -----------------------                              ----------------
        Herbert Lindo, Director


      By /s/ Joyce Clark                              Date:  December 2, 1998
        -----------------------                              ----------------
        Joyce Clark, Director

                                    PART V

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K

(a)   (1)   Financial Statements


            Consolidated balance sheets as of November 23,
            1998 and December 31, 1990                                             F-1 - F-2

            Consolidated statement of operation and deficit for the period ended
            November 23, 1998 and year ended December 31, 1990                         F-3

            Consolidated statement of changes in financial position for the period ended November 23, 1998 and year ended December 31, 1990
                                                                                       F-4

            Consolidated statement of changes in working capital components for the period ended November 23, 1998 and year ended December 31,
            1990                                                                       F-5

            Consolidated statement of changes in common stock and paid-in capital for the period ended November 23, 1998 and year ended
            December 31, 1990                                                          F-6

(a)   (2)   Financial Statement Schedules

               V -   Property, plant and equipment                                 F-7 - F-12

              VI -   Accumulated depreciation, depletion and amortization of
                     property, plant
                     and equipment                                                    F-14

            VIII -   Valuation and qualifying accounts and
                     reserves                                                         F-15

               X -   Supplemental income statement
                     information                                                      F-16

                     List of the Company's Subsidiaries                               F-17

 (a)  (3)   Exhibits


Exhibit
No.

2(1)        Notice to shareholders dated September 21, 1998.

2(2) Notice of filing Final Accounts of Trustee of Hearing on Applications for Compensation (and of Hearing on abandonment of property by the Trustee).

2(3)        Applications for Compensation for Trustee's Attorneys and
            Accountants.

2(4)        List of creditors paid by Trustee.

2(5)        Order approving Trustee's Final Account.

2(6) Order directing Trustee to abandon books and records of Debtor to the Debtor by the President, Herbert Lindo.

            (b)   Reports on Form 8-K


            The Company filed Current reports on Form 8-K on December 20, 1990, February 15, 1992 and December 3, 1998.

                 KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES

        CONSOLIDATED BALANCE SHEETS, for the period beginning January 1,
                      1991 and ending November 23, 1998 and
                        the year ended December 31, 1990



                    ASSETS:                            1998            1990
                                                       ----            ----

Current Assets:

  Cash                                                  $-0-           $  -0-
  Accounts receivable, principally
    trade                                                -0-          465,064
  Inventory                                              -0-          518,671
  Other Current Assets                                   -0-          135,000
                                                       ------      ----------

      Total Current Assets                              $-0-       $1,118,735
                                                       ------      ----------


Equipment, furniture and leasehold
improvements at cost                                     -0-          616,920
    Less: Accumulated depreciation
      and amortization                                   -0-          497,131

                                                      $  -0-        $ 119,789
                                                       =====         ========

Other Assets:
  Goodwill                                               -0-        6,549,167
  Deposits and other assets                              -0-           58,478
                                                       ------      ----------

      Total other assets                                 -0-        6,607,645

         Total Assets                                 $  -0-       $7,846,169
                                                       =====        =========

                 The accompanying notes are an integral part of these consolidated financial statements.

                 KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES

        CONSOLIDATED BALANCE SHEETS, for the period beginning January 1,
                      1991 and ending November 23, 1998 and
                        the year ended December 31, 1990



                 LIABILITIES:                           1998               1990
                                                        ----               ----

Current Liabilities:

  Cash overdraft                                          $ -0-           $ 37,734
  Notes payable - banks                                     -0-            209,000
  Secured notes payable                                     -0-            323,522
  Other loans payable                                       -0-            156,000
  Accounts payable: Accrued
   liabilities                                              -0-            917,812
  Payroll withholding taxes                                 -0-          1,550,000
  Due to officers and affiliates                            -0-            476,833
                                                    ----------         -----------

      Total Current Liabilities                            -0-           3,670,901


             STOCKHOLDERS' EQUITY:

Common Stock, $.01 par value,
  authorized 100,000,000 shares;
  issued and outstanding: 60,477,352
  in December 1990 and November 23,                     604,773            604,773
  1998
Paid-in capital                                      23,774,346         23,774,346
Deficit                                            (24,379,119)        (19,911,601)
                                                    ----------         -----------
Treasury stock (167,000 shares)                             -0-           (292,250)

                                                            -0-          4,175,268

      Total Liabilities and
       Stockholder's Equity                         $       -0-        $ 7,846,268
                                                    ===========        ===========


                 The accompanying notes are an integral part of these consolidated financial statements.

               KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS of OPERATION and DEFICIT
             for the period beginning January 1, 1991 and ending
       November 23, 1998 and the years ended December 31, 1990 and 1989



                                         1998              1990             1989
                                         ----              ----             ----
Revenues:
  Sales                             $         -0-        $3,367,155       $1,940,832
    Less: Discount on sales                                 (51,115)
                                             ----         --------        ----------
                                              -0-         3,316,040        1,940,832

Costs and Expenses:
  Cost of sales                               -0-         2,188,439        1,084,370
  Selling, general and
   administrative expenses                    -0-         1,747,839        1,040,916
  Research and development                    -0-           319,150          340,676
  Amortization of goodwill                    -0-           181,921          182,027
  Interest expense (income)                   -0-            65,428           28,131
                                             ----         --------        ----------
    Total Costs and Expenses                  -0-         4,502,777        2,676,120
                                             ----
      Net income (loss)
       before other income
       and (losses)                           -0-        (1,186,737)        (735,288)

Other Income and (Losses):
  Sale of assets                    $   3,676,347
  Other gains                             108,000

  Interest income                         516,056
                                    -------------
    Total Other Income                  4,300,403

  (a) Payment of liabilities
      net of eliminations
  (b) bankruptcy costs
  (c) elimination of assets
  (d) cancellation of
      treasury stock                   (8,767,921)
                                    -------------
    Other losses                       (4,467,518)

      Net income (loss)                (4,467,518)       (1,186,737)        (735,288)
Deficit - Beginning of year           (19,911,601)      (18,724,864)     (17,989,576)
                                    -------------     -------------    -------------
Deficit - End of year               $($24,379,119)    $($19,911,601)   $($18,724,864)
                                    =============     =============    =============
Earnings (Loss) per share
 of common stock (Note 5)                   ($.07)            ($.02)           ($.02)
                                            =====             =====           ======
Fully diluted earnings
 (loss) per share                           ($.07)            ($.02)           ($.02)
                                            =====             =====           ======
Average number of shares
 outstanding                           60,477,352        60,477,352       42,413,191
                                       ==========        ==========       ==========


                 The accompanying notes are an integral part of these consolidated financial statements.

                 KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS of CHANGES in FINANCIAL POSITION
               for the period beginning January 1, 1991 and ending
        November 23, 1998 and the years ended December 31, 1990 and 1989



                                                            1998            1990                1989
                                                            ----            ----                ----
Working capital provided (utilized) by:
  Operations (Loss):                                        $ -0-       $(1,186,737)       $  (735,288)
   Less items not requiring
    working capital:
    Depreciation and amortization                             -0-           262,737            293,333
                                                           ------       -----------        -----------
      Total used by operations                                -0-          (924,000)          (441,955)

  Issuance of common stock, net                               -0-           447,423
  Decreases in fixed assets                                   -0-                               50,557
                                                           ------       -----------        -----------
      Total sources of
       working capital                                        -0-          (476,577)          (391,398)

  Working capital applied to:
   Increase in other assets                                   -0-            11,140
   Purchase of fixed assets, net                              -0-            97,303
      Total uses of working capital                           -0-           108,443              4,965
                                                           ------       -----------        -----------
Net increase (decrease) in Working
Capital                                                      $-0-        $(1585,020)       $  (396,363)
                                                           ======       ===========        ===========



                 The accompanying notes are an integral part of these consolidated financial statements.

               KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS of CHANGES in WORKING CAPITAL
             for the period beginning January 1, 1991 and ending
       November 23, 1998 and the years ended December 31, 1990 and 1989



                                                        1998          1990            1989
                                                        ----          ----            ----

Analysis of changes in components of working capital:
   Increase (decrease) in current assets:
   Cash and cash equivalents                           $ -0-       $(135,867)       $ 135,867
   Accounts receivable                                   -0-         156,674         (260,377)
   Inventory                                             -0-         119,969           27,725
   Due from officers
   Other current assets                                  -0-         135,000         (390,891)
                                                      ------       ---------        ---------

      Total increase (decrease) in
      current assets                                     -0-         275,776         (487,676)
                                                      ------       ---------        ---------

Increase (decrease) in current liabilities:
   Cash overdraft                                        -0-          37,734          (17,868)
   Secured notes payable                                 -0-         141,881          (13,319)
   Note payable bank                                     -0-         (54,319)         263,319
   Other loans payable                                   -0-         131,000         (404,929)
   Accounts payable                                      -0-         267,493          205,139
   Payroll withholding taxes                             -0-          41,424           29,976
   Deposits on private placements                        -0-        (181,250)          46,250
   Due to officers and employees                         -0-         476,833         (199,881)
                                                      ------       ---------        ---------

      Total increase (decrease) in
      current liabilities                                -0-         860,796          (91,313)
                                                      ------       ---------        ---------

Net increase (decrease) in Working
Capital                                                 $-0-       $(585,020)       $(396,363)
                                                      ======       =========        =========




              The accompanying notes are an integral part of these
                       consolidated financial statements.

               KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS of CHANGES in
                       COMMON STOCK and PAID-IN CAPITAL
             for the period beginning January 1, 1991 and ending November 23, 1998 and the years ended December 31, 1990 and 1989



                                                     Additional                         Treasury
                               Common Shares           Paid-in          Retained         Shares
                           Shares        Amount        Capital          Earnings          Cost
                           ------        ------        -------          --------          ----
Balances,
  January 1, 1988        38,717,669     $387,176      $22,455,715      $(17,709,429)     $(292,250)

Shares issued in
  payment of
  salaries                1,115,000       11,150          263,850
Shares issued in
  payment of debt         1,450,000       14,500          603,500
Shares issued in
  payment of
  operating costs            70,000          700           14,300
Shares sold               1,230,000       12,300           70,200
Shares cancelled          (169,478)      (1,695)

Balances,
  December 31,
  1988                  $42,413,191     $424,131      $23,507,565      $(17,989,576)     $(292,250)

No shares issued

Balances,
  December 31,
  1989                  $42,413,191     $424,131      $23,507,565      $(18,724,864)     $(292,250)

Shares sold              18,064,161      180,642          266,781       (19,911,601)      (292,250)

Balances,
  December 31,
  1990                   60,477,352     $604,773      $23,774,346      $(19,911,601)     $(292,250)

Balances,
  February 23,
  1998                  $60,477,352     $604,773      $23,774,346      $(24,379,119)


                 The accompanying notes are an integral part of these consolidated financial statements.

               KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.    Summary of Significant Accounting Policies:

A.    Basis for Presentation

            The consolidated financial statements include the accounts of the
               Company and all its subsidiaries. All intercompany transactions and accounts have been eliminated.

            In September 1986 the Company exchanged 466,000 shares of its common stock for all of the outstanding common stock of Video Wagering Corporation ("Video"). This transaction had been accounted for under the purchase method of accounting, and accordingly, Video's operations have been included in the consolidated statement of operations from acquisition date. The excess of cost over net assets acquired of $7,094,930 is reflected as goodwill. The Company previously had an advance to Video of $4,600,000 and an investment in its preferred stock of $4,200,000. This investment resulted from the Company's sale in 1982 of its research and development to Video. This sale resulted in a profit to the Company of $4,700,000, which has been eliminated as a prior period adjustment.

B.    Property, Plant and Equipment

            Depreciation is computed on the straight-line method over the estimated useful lives of the related assets.

            Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the assets.

            The cost of maintenance, repairs and minor renewals is charged to either expense or manufacturing overhead, major renewals and betterments are capitalized.

            When assets are sold or otherwise disposed of, gains or losses thereon, computed on the basis of the difference between depreciated costs and proceeds, are credited or charged to income, and cost and accumulated depreciation are removed from the accounts.

C.    Inventories

            Inventory is valued at the lower of cost (first-in, first-out basis)
               or market.

               KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES

D.    Goodwill

            Goodwill arising from the acquisition of a wholly owned subsidiary in 1986 was being amortized over 40 years and was eliminated during the last period.

2.    Business of the Company

            Beginning in 1973, the Company started research and development of data encoding and decoding systems. During 1977, some of the applications of the technology were sufficiently developed by the Company to be able to start marketing such products. On January 1, 1979, the Company considered itself an operating Company and not a development stage enterprise.

3.    Chapter XI, Confirmation of Plan of Reorganization

            On June 7, 1985, The Company's Plan of Reorganization was confirmed by a United States Bankruptcy Judge, Eastern District of New York. Immediately thereafter, the Company discharged all debt, other than governmental obligations, totaling $1,500,000, by issuing 3,712,332 shares of authorized but unissued common stock, par value $.01 per share, in payment for all unsecured debt, for all Chapter XI legal and administrative fees, in settlement of all lawsuits, to obtain $750,000 for unsecured creditors and governmental obligations and sinking fund requirements.

            On August 31, 1982, The Company entered Chapter XI proceedings,
               United States bankruptcy Court for the Eastern District of New York, Westbury L. I., Case #882-82273, in order to better handle a flood of creditors' claims by suppliers who became concerned when the Company's plant was temporarily seized by the Internal Revenue Service. On May 20, 1982, The Internal Revenue Service seized the only manufacturing plant the Company had for non-payment of withholding taxes after the Company had made a $150,000 payment on May 11, 1982. On July 1, 1982, after the Company paid an additional $100,000, the plant was returned to the Company, and normal manufacturing operations resumed.

               KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES

            Under the Plan of Reorganization, the Company discharged all debt other than secured debt and governmental obligations by issuing to creditors one (1) share of authorized but unissued common stock, par value $.01 per share, (the only class of securities of the Company) for each $3.00 of debt, and simultaneously set up a $500,000 sinking fund to redeem stock issued in settlement of debt at $3.00 per share, on a pro-rata basis.

            On June 7, 1985, The Company issued 2,094,034 shares in settlement of $6,282,102 and on September 7, 1985, redeemed 167,000 of those shares with the $500,000 from the sinking fund. The funds for the sinking fund and for the secured creditors and governmental obligations totaling $750,000 were obtained by issuing 753,892 shares to a small group of private investors. The Company also issued 1,281,723 shares for legal and Chapter XI administrative fees totaling $512,689. The price per share of $.40 for the legal and administrative fees is the same price the Company fixed in the private placement of restricted shares and convertible debentures concluded for the new working capital after the confirmation. For financial accounting purposes, the Company credited to paid-in capital the shares issued, measured by the quoted market value of the Company's traded shares on the national Association of Securities Dealers Automated Quotation System (NASDAQ) on the date the shares were issued. To the extent the credits exceeded the amounts attributed to paid-in capital, they were credited to non-recurring income as extraordinary items. To the extent the credits were less than the amount attributed to paid-in capital, they were recorded as non-recurring losses as extraordinary items.

            The Company's common shares issued in settlement of debt and in connection with the sale of shares in the private placements for the sinking fund and priority claims, including the legal and administrative fees, were not restricted securities, (as defined by the Securities Act of 1933), but may be resold by the creditors and purchasers at any time by an exemption provided in
               Section 5 of the Securities Act of 1933, as amended, and Section 1145 of the Federal Bankruptcy Code.

               KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES

            As a result of the Reorganization plan, the Company charged general and administrative expenses as extraordinary items.

            All accounts payable and other liabilities of the company that were outstanding at the date the Company entered into chapter XI proceedings were settled in the Plan of Reorganization.

            Chapter 7 Proceedings

            On October 27, 1988, the Bankruptcy Court reopened the Chapter XI case for failure by the Company to pay the government obligations. On February 5, 1991 the Company's Chapter XI case was converted to a Chapter 7 procedure for failure to pay the government obligations, and a Trustee was appointed.


               Analysis of Common Stock Issued, Paid-In Capital
              and Gains and Losses as the Result of Stock issued
                          in Plan of Reorganization



                                                                Average
                                                              Market price   Credited to        Extra-
                           Amount of            Common          Of stock       Paid-in         Ordinary
                            Debt or              Stock         On Date of    Capital and        Gain or
                          obligation            Issued          Issuance     Common stock       (loss)

Class IV Creditors         $2,228,349           887,252         $1.5148      $1,471,067          $752,069

Settlement of
lawsuits previously
not recorded                                  1,163,012         $1.7238      $2,004,748       ($2,004,748)

Legal and
Administrative Fees
                                              1,169,298          $.2268      $1,434,455       ($1,434,455)
                           ----------         ---------         -------      ----------       -----------

                           $2,228,349         3,219,562                      $4,910,270       ($2,687,134)
Less stock redeemed                            (167,000)        $1.7500        (292,250)        ($207,750)
                           ----------         ---------         -------      ----------       -----------

                           $2,228,349         3,052,562                      $4,618,020       ($2,894,884)
                          ===========       ===========                      ==========       ===========

               KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES

4.    Equipment, Furniture and Leasehold Improvements

                                      Dec. 31,       Dec. 31,
                                        1990          1989         Useful Life
                                        ----          ----         -----------
Automobiles                           $ 60,503                     3 - 4 years
Furniture and Equipment                467,566      $431,066       4 - 8 years
Leasehold Improvements                  88,551        88,551     Life of Lease
                                       -------      --------
Total                                  616,920       519,617
Less: Accumulated
      Depreciation and
      Amortization                     497,131       415,315
                                      $119,789      $103,302
                                      ========      ========



The unamortized portion was eliminated in 1998.


5.    (Loss) Per Share:

            (Loss) per share is based on the weighted average number of outstanding shares during each year.

6.    Treasury Stock:

            Under the Plan of Reorganization, during 1985 the company was required to redeem 167,000 share issued to Class IV creditors with the proceeds of the $500,000 sinking fund previously established. For financial accounting purposes, the company ascribed a cost of $292,250, the market value of the shares on the date of issue ($1.75 per share). The difference of $207,750 was recorded as costs in connection with settlement in bankruptcy. The treasury stock was eliminated in 1998.

7.    Commitments and Contingencies:

            In April 1989, the Company moved its entire operations into 22,700 square feet of office, manufacturing and warehouse space at 80 Ruland Road, Melville, New York 11747, pursuant to a lease which first expires in April 1999 and provides for consecutive five year options. The lease provides for an annual rent in 1991 of $204,000 and is subject to certain annual increases each tear thereafter.

               KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES

            In connection with the acquisition of Video Wagering Systems
               Corporation ("Video") (Note 1), the Company is obligated to issue 46,600 shares of common stock to former shareholders of Video in he event Video has cumulative net earnings of $2,000,000 from the date of acquisition.

            Payroll withholding taxes represents unpaid withholding taxes in arrears including interest and penalties from the Chapter XI proceedings. The Company had an agreement with the Internal Revenue Service and the New York State Department of Taxation to pay these taxes in increments of $50,000 quarter annually, with the unpaid balance due in December 1990, when the Company was to receive the final payment from its contract with the Totalizator Agency Board ("TAB") of Victoria, Australia. The payment did not materialize at that time because of a monetary dispute with the TAB. As a result, the Company was converted to a Chapter 7 liquidation proceeding on February 5, 1991.

               KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES

                  SCHEDULE V - PROPERTY, PLANT and EQUIPMENT

             for the period beginning January 1, 1991 and ending November 23, 1998 and the years ended December 31, 1990 and 1989





         Col. A                     Col. B        Col. C        Col. D         Col. E
         ------                     ------        ------        ------         ------
                                   Balance at                                Balance at
                                   Beginning     Additions                     End of
Classification                     of Period      At Cost      Retirements     Period
Period ended
November 23, 1998                      $-0-         $-0-          $-0-           $-0-
                                        ---          ---           ---            ---
                                        -0-          -0-           -0-            -0-
                                        ===          ===           ===            ===
Year ended December 31, 1990:
Automobiles                                      $60,503                      $60,503
Furniture and
 equipment                         $431,066       36,800                      467,866
Leasehold
 improvements                      $ 88,551                                   $88,551
                                   --------      -------                      -------

Year ended December 31, 1989:
Automobiles                        $ 60,503                    $60,503
Furniture and
 equipment                          421,120       $9,946                     $431,066
Leasehold
 improvements                        88,551                                    88,551
                                   --------      -------                     --------
                                   $570,174       $9,946       $60,503       $519,617
                                   ========      =======       =======       ========

               KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES

    SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION and AMORTIZATION of
                        PROPERTY, PLANT and EQUIPMENT

             for the period beginning January 1, 1991 and ending November 23, 1998 and the years ended December 31, 1990 and 1989





         Col. A                   Col. B        Col. C          Col. D          Col. E
         ------                   ------        ------          ------          ------
                                Balance at     Additions                      Balance at
                                Beginning      To costs                         End of
Classification                  of Period     And Expenses    Retirements       Period
Period ended
November 23, 1998                   $-0-            $-0-           $-0-           $-0-
                                     ---             ---            ---            ---
                                     -0-             -0-            -0-            -0-
                                     ===             ===            ===            ===
Year ended December 31, 1990:
Automobiles                     $ 60,503                                      $ 60,053
Furniture and
 equipment                      $267,261         $80,816                       348,077
Leasehold
 improvements                     88,551                                        88,551
                                  ======         =======                      ========

Year ended December 31, 1989:
Automobiles                     $ 57,087         $ 3,416                      $ 60,503
Furniture and
 equipment                       204,746          62,515                      $267,261
Leasehold
 improvements                     88,551                                        88,551
                                --------         -------                      --------
                                $350,384         $65,931                      $416,315
                                ========         =======                      ========

               KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES

        SCHEDULE VIII - VALUATION and QUALIFYING ACCOUNTS and RESERVES

             for the period beginning January 1, 1991 and ending November 23, 1998 and the years ended December 31, 1990 and 1989





                               Balance at        Charged                      Balance at
                               Beginning        To Costs                        End of
Description                    of Period       And Expenses      Deductions     Period
-----------                    ---------       ------------      ----------     ------
Period ended
November 23, 1998                  $-0-                                       $-0-
                                    ---                                        ---
                                    -0-           -0-            -0-           -0-
                                    ===           ===            ===           ===
Year ended
December 31, 1990:
Allowance for doubtful
accounts                           $-0-                                       $-0-

Year ended December 31, 1989:
Allowance for doubtful             $-0-                                       $-0-
accounts

                 KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES

             SCHEDULE X - SUPPLEMENTAL INCOME STATEMENT INFORMATION

        for the period beginning January 1, 1991 and ending November 23, 1998 and the years ended December 31, 1990 and 1989





             Col. A                                 Col. B
             ------                  --------------------------------------
              Item                       Charged to Costs and Expenses
              ----                   --------------------------------------
                                     1998          1990            1989
                                     ----          ----            ----

Maintenance and Repairs               $ -0-      $ 90,372          $110,186
Depreciation and amortization
of equipment, furniture and
leasehold improvements
                                      $ -0-      $ 80,816          $ 65,931
Taxes other than
 income taxes                         $ -0-      $192,341          $147,732
Rents                                 $ -0-      $204,000          $168,000
Advertising costs                     $ -0-          $-0-              $-0-

               KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES

                             LIST OF SUBSIDIARIES


(a)   Video Wagering Systems Corporation a Delaware corporation.

(b)   Roulabette Corporation a Nevada corporation.