Form 10-K
period 1998-12-31
KENILWORTH SYSTEMS CORP
filed 1999-05-20
CIK 55234

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549



                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                                      OR

For the fiscal year ended DECEMBER 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X}  No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (<section>229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 14(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by court. Yes [X } No [ ]

    The number of shares outstanding of the company's common stock as of December 31, 1998 totaled 60,477,352 shares.

    The aggregate market value of the voting stock held by non-affiliates (49,989,687 shares) of the Company on March 5, 1999 was $8,498,246. The price at which the common stock sold on the aforesaid date was $.17.

    The report includes financials for the period that is required to be audited. The Audit Report is delayed. The Company does not expect any significant change in the results of operation and balance sheets (See Item 9).

                                  PART I

Item I - Description of Business

THE COMPANY:

     Kenilworth Systems Corporation (hereinafter called the "Company" or "Kenilworth" was incorporated on April 25, 1968 under the laws of the State of New York.

RECENT EVENTS:

     The Company emerged from Chapter 7 bankruptcy proceedings on September 29, 1998 when the Trustee for the Estate of Kenilworth paid, in cash, one hundred percent (100%) of all approved creditors claims and administration fees and expenses out of the $4,424,056 proceeds from the sale of substantially all of the assets of the Kenilworth Estate recoveries of receivables and interest income. Pursuant to the Asset Sale Agreement, the purchaser was entitled to receive any cash funds remaining up to One Million Dollars ($1.0 million) after all claims were paid in full. Accordingly, $123,652.62 was refunded.

     By virtue of having paid all claims in full (one hundred cents of each dollar claimed), the residual value consisting of approximately twenty-two million dollars ($22,000,000.00) in unexpired net operating tax loss carry-forward credits belong to the Company and, in turn, to the shareholders of Kenilworth

     To make use of the tax credits, the Company must have income taxable earnings from the same type of business as when the credits were earned. Management plans to develop a casino wagering system, dubbed "Roulabette". Earnings from Roulabette would qualify for the tax credits under the existing tax code. The Company had no other assets and no liabilities, when it emerged from bankruptcy.

BUSINESS

     Prior to February 5, 1991, when the Chapter 7 Trustee was appointed and all Company operation ceased, the Company was engaged primarily in the development, manufacturing and marketing of cashless casino wagering systems. In a cashless system, coins, bills, and tokens are replaced by debit cards issued by the casino operator to reduce cash handling and its associated security costs. In addition, the system offers variable denomination play (25 cents, 50 cents, $1.00 and $5.00) on each slot machine.

     The Company currently will be engaged in the development, manufacturing, marketing, and operation of "Roulabette", a system that allows casino patrons to play along with live table games in progress, via closed circuit television, on Roulabette terminals located within the casino confines. The Roulabette terminals are similar to slot machines. They have a television screen for viewing the live action from the table games, and a separate touch screen to place the wager. For the first time casino patrons will be able to play along and participate and wager as little as $.25 on an actual in-progress casino table game - Roulette, Craps, Baccarat, and Blackjack. The Roulabette terminals accept bills in all denominations, up to $100, and pay winnings by issuing bar code receipts that are cashed at the casino cage.

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

                          THE ROULABETTE TERMINAL

     The Roulabette Terminal consists of a personal computer (PC) with two monitors, one of which is outfitted with a touch screen, a variable denomination bill acceptor and a bar code ticket dispenser, all housed within an attractive enclosure, about the size of a typical slot machine. Each terminal is self-sufficient and managers wagers from $.25 to $100 or the equivalent in most any currency.

HOW TO PLAY ROULABETTE

     After depositing money via the bill acceptor, the terminal displays the amount deposited and prompts the player to select one of the four table games that are available and broadcast live on closed circuit television to the terminal. The player then is asked to select a denomination, from $.25 up to $100, by touching the selected amount on the touch screen.

ROULETTE

     When playing Roulette, the monitors display the table (without the wheel) on the touch screen. The player, by touching the spot on the table, places a wager directly on the table, most often on top of a chip placed on the table by the players of the televised games. The touch screen displays a distinctive image of a chip (1,2,3, chips, etc.) placed by the Roulabette player, for easy identification. There is a spot on the touch screen where the last or all wagers can be canceled, and a spot where the wagers are confirmed. Immediately after the wager is confirmed, the amount wagered is debited from the last amount shown in the credit account.

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

     A player can wager on all positions available at the table game. The last 36 winning numbers of the previous 20 games are displayed on the upper screen to assist the player in selecting new wagers. If a player has a problem with the terminal, or disagrees with the winning payoff, there is a spot on the lower screen to call for an attendant.

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

BACCARAT

     When playing Baccarat, the entire table is shown on the upper screen with a wide-angle TV camera. The player either selects the bank (which holds back a 5% commission on all wins) or the player. Cards are confirmed by a laser reading the bar code imprinted on each card.

BLACKJACK

     When playing Blackjack, the camera shows up to seven hands being played at the table and the house cards. The Roulabette player selects a player and bets along with his or her hand. The rule out player MAKES NO DECISION whether to hit or stay. Since there are seven (7) players, if dissatisfied with one player's play, another player can be selected.

     At the end of the play, all credits (winnings) are paid by the Roulabette Terminal issuing a bar code receipt which states the amount of credit and is cashed out at a casino cage or cashier located in hotels, clubs, pubs, etc. A computer link between the Cashier Stations and each Roulabette Terminal verifies that the bar code receipt specifying a certain amount of money was issued by the designated Roulabette Terminal.

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

If the casino operator fails to purchase the Roulabette system at the end of the test period, the Company will be obliged to remove the system. Since the terminals and equipment belong to the Company, the Company can use and sell the equipment to other casino operators or other purchasers. The sales price for a one hundred (100) terminal system will be approximately $2.0 million, including installation, supervision, and one-year backup service. Thereafter, the purchasers must pay for services.

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

After the Company obtains permission to play Roulabette in a given state and engages a wager management organization in order to promote digital direct TV to the state's residents, the Company will install the 18 inch dish antenna and converter box required to receive digital TV programming at its own cost, if the subscriber opens a Roulabette wagering account for $300. In addition, the Company will pay the monthly subscription fee to view all digital TV programming offered if the customer wagers at least $100 each month - win, lose, or draw - makes no difference.

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

The Company's research and development costs will be approximately $1,600,000 (one million six hundred thousand dollars) over the next six
6) to eight (8) months. Most of that amount will be expended for the salaries and fees for the software programmers and consultants.

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

To conduct the initial phase of the Company's business and casino test program, the Company will have to lease approximately 6,000 square feet of industrial and office space on Long Island, New York, for an annual rent of approximately $40,000. When orders for Roulabette terminals and systems are generated, the industrial space will have to be increased. In prior years, the Company occupied approximately 20,000 square feet of office and industrial space on Long Island.

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

At the next Annual Meeting of Shareholders the shareholders of the Company will be asked to ratify the following: (a) An amendment to the Company's Certificate of Incorporation to increase the authorized number of Common Shares from 61,000,000 shares to 100,000,000 shares, and to permit the Company's Board of Directors, without further action by the shareholders, to issue from time to time up to 1,000,000 authorized but unissued shares of Preferred Stock, and to fix and determine the terms, limitations, relative rights and preferences of the Preferred Stock, in order to obtain financing, capital and/or acquire other businesses that can improve the performance or growth of the Company. When any shares of Preferred Stock are issued, certain rights of their holders may affect the rights of the holders of Common Stock. In addition to any other powers conferred on the Preferred Stock, holders of the Preferred Stock would have, under New York General Corporation Law, the right to vote as a separate class on any increased, decrease or change in the rights of the Preferred Stock. The affirmative vote of a majority of the outstanding shares of Preferred Stock would be required for approval of any such increase, decrease, or change. The authority of the Board of Directors to issue shares of Preferred Stock with characteristics it determines (such as preferential voting, conversion redemption and liquidation rights) may have a deterrent effect on persons who might wish to make a takeover BID to purchase shares of the Company at a price which might be attractive to its shareholders. However, the Board of Directors must fulfill its fiduciary obligation to the Company and its shareholders in evaluating any takeover BID; and (b) The creation of a stock option and stock award plan (the "Plan") which will authorize the grant of options to purchase common shares of the Company to key employees (including directors who are employees), which may be "incentive stock options" (ISO's) within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, or nonqualified options. The Plan also will provide for the grant of stock appreciation rights and stock awards to eligible participants subject to forfeiture restrictions; (c) The creation of a Directors Stock Option Plan pursuant to which stock options are awarded to those directors who are not officers or employees of the Company ("outside directors"). Presently, there are no outside directors. The plan will permit the Company to recruit and retain outside directors who will use their best efforts to promote the success of the Company's business, (d) The election of members to the Board of Directors; and (e) Ratify the selection of Arthur Yorkes and Company as the independent public accountant of the Company for the ensuing fiscal year.

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

	4th Quarter	Low Bid	High Bid
	Through December 31, 1998	$.005	$.05

	1st Quarter
	Through March 5, 1999	$.08	$.20

(b) Holders. There were approximately 11,000 holders of record of Common Stock of the Company as of December 31, 1999 and 1998, when the market quotation was $.02 Bid and $.04 offered, as reported in the Over The Counter Pink Sheets. The approximate number of record holders is based upon the actual number of holders registered on the books of the Company at the latter date and includes an estimate of beneficial holders of shares in "street name" or persons, partnerships, associations, corporations, or other entities identified in security position listings maintained by depository trust companies. The calculation of the number of shares of the Company's Common Stock held by non-affiliates shown on the cover of this Form 10-K was made on the assumption that there were no affiliates other than officers, directors, and holders of over five percent (5%) of the Common Stock of the Company.

(c) Dividends. The Company has not paid any dividends on its Common Stock. The Company plans to apply any earnings it achieves to expansion of the business and does not expect to pay any dividends in the foreseeable future.

Description of the Company's Securities
Common Stock
The authorized capital stock of the Company consists of 100,000,000 Common Shares, $.01 par value ("Common Stock"), of which 60,477,332 shares are issued and outstanding as at December 31, 1998.

The holders of Common Stock are entitled to one vote for each share held of record on all matters to be voted on by stockholders. There is no cumulative voting with respect to the election of directors, with the result that the holders of more than 50% of the shares voting for the election of directors can elect all of the directors then up for election. The holders of Common Stock are entitled to receive ratably such dividends when, as, and if declared by the Board of Directors out of funds legally available therefrom. In the event of liquidation, dissolution or winding up of the Company, the holders of Common Stock are entitled to share ratably in all assets remaining which are available for distribution to them after payment of liabilities and after provision has been made for each class of stock, if any, having preference over the Common Stock. Holders of shares of Common Stock, as such, have no conversion, preemptive or other subscription rights, and there are no redemption provisions applicable to the Common Stock. All of the outstanding shares of Common Stock are fully paid and non-assessable.

ITEM 6 - SELECTED FINANCIAL DATA
Operations for the years ended December 31, 1998, 1990, 1989, 1988 and 1987.
[S]                        [C]       [C]          [C]       [C]          [C]
	1998	1990	1989	1988	1987
Net sales
 from operations	$      -0-	$3,316,040	$1,940,832	$1,745,486	$395,767
Other income	4,300,403
Payments of
  liabilities	($8,767,921)
Earnings (loss)	($4,475,430)	($1,186,737)	($735,288)	($251,954)	($1,630,314)
Earnings (loss)
  per common share	($.07)	($.02)	($.02)	($.005)	($.05)
Fully diluted	($.02)	($.02)	($.02)	($.005)	($.05)
CAPITAL RESOURCES
as of December 31,
Total assets	-0-	$7,846,169	$7,724,687	$8,551,288	$7,931,698
Current assets	-0-	$1,118,735	$  842,959	$1,330,635	$763,606
Current liabilities	$7,912	$3,670,901	$1,810,105	$2,901,418	$3,118,639
Current ratio	-0-	3.3	3.0	2.2	4.6
Stockholders' equity	-0-	$4,175,268	$4,194,582	$5,649,870	$4,813,109

ITEM 7 - MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

	(a)	Liquidity and Capital Resources:

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

Present plans are to develop a wagering system, dubbed "Roulabette", that allows patrons visiting a casino and individuals at home, offices, clubs, or other gathering places all over the industrialized world, to play along on live casino table games, either via closed circuit television in the casino confines, or the broadcast of the same live action via digital direct satellite TV broadcast around the world.

The first step will be to conduct a three (3) month test of the system at the proposed Company facility and, after successfully completing the test, to test a system at a casino preferably located in Atlantic City. Each test will be with forty (40) Roulabette terminals.

To conduct these two tests will require $1,600,000 to; a) purchase computers, digital television broadcast equipment and table games; and,
b) defray the cost of the facility and pay the salaries of six (6) employees who are specialists in software design, TV broadcasts, and mechanical design, for a period of eighteen (18) months, and from time to time, consultants who will assist the design team.

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

Results of Operations
During the short period since the Company emerged from bankruptcy proceedings, September 23, 1998 to December 31, 1998, the Company had no sales or operation. In fiscal year 1990, the last period the Company had sales from operation, revenue increased by 74% from $1,940,832 in fiscal 1989, to $3,316,040 in fiscal 1990. Net income in 1989 was a loss of $735,288 which loss increased by 61% to $1,186,737 in 1990.

Inflation
Inflation has not had in the past, nor does the Company expect it in the future to have a significant impact on the Company's business.

Forward Looking and Cautionary Statements
This report contains "forward looking statements," including without limitations; (a) statements of proposed financing, (b) assumptions that casinos will participate in a test of Roulabette, and later actually purchase, Roulabette systems; (c) granting of licenses from casino regulatory agencies permitting the sale of Roulabette systems, (d) proposed broadcasting of live casino games; (e) obtaining permission from state and foreign governmental agencies allowing their residents to watch on television and wager along with the live casino broadcast;
(f) the feasibility to profitably operate such play along casino games,
(g) changes in the competitive environment for Roulabette, and (h) general economic factors in markets where the Company's products are proposed to be offered, franchised and sold.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is included in Part IV, Item (a)
(1).

ITEM 9 - CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

For more than ten (10) years prior to the Company entering Chapter 7 Bankruptcy proceedings in February 1991, The Company's financials were audited annually by Arthur Yorkes & Company. The Company had planned to again engage Arthur Yorkes & Company to conduct an audit of its financials for the December 31, 1998 Annual Report, when Arthur Yorkes & Company informed the Company that they may have a conflict of interest in conducting audits for the Company. Since an immediate determination of the possible conflict of interest could not be made, The Company engaged new Independent Auditors.

PART III
ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
The names, ages and positions held by each of the Company's directors and executive officers are as follows:

Name
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

Joyce Clark is the controller of a private wholesale door and window manufacturer. She has a degree in accounting and teaches an adult accounting course at BOCES.

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

ITEM 11 - EXECUTIVE COMPENSATION
None of the present executives, until the Company is in full profitable operation, will receive any compensation. When the Company turns profitable, the executives will receive compensation approved by the Compensation Committee of the Board of Directors.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
(a)	Security Ownership of Certain Beneficial Owners
Other than as set forth in subparagraph (b) below, no person is known to the Company as the beneficial owner of more than 5% of its common stock.

(b)	Security Ownership of Management
The table below reflects the beneficial ownership of the shares of the Company's Common Shares as of December 31, 1998, owned by each director and all directors and officers of the Company as a group. The table also reflects the percentage of the common shares owned by the persons indicated.

	Number of Shares	% of Class
Title, Name and Address	of Owner	     Owned
Chairman and President
Herbert Lindo	10,333,132 (a)	17.08
54 Kenilworth Road
Mineola, NY 11501
Vice President and Director
Joyce Clark	100,000 (b)	.01
115 Old Farmingdale Road
West Babylon, NY 11704
Vice President and Director
Betty Sue Svandrlik	54,200     	.01
35 Greenhaven Drive
Port Jefferson, NY 11776
Jeffrey Lindo 	5,331,000 (c)	8.81
162 Sycamore Circle
Stony Brook, NY 11790
All officers and directors
 as a group	10,487,332     	17.10
(a)	Does not include 551,000 shares owned by the wife and children of
Herbert Lindo (the Lindos' are separated since January 1991).

(b)	Does not include 150,700 shares owned by the daughter of Joyce Clark.

(c)	Jeffrey Lindo is Herbert Lindo's son.

SIGNATURES
Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

KENILWORTH SYSTEMS CORPORATION

By   Herbert Lindo
  Herbert Lindo, President and
  Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the dates indicated.

By  Herbert Lindo          	Date:  April 20, 1999
  Herbert Lindo, Director

By  Joyce Clark            	Date:  April 20, 1999
  Joyce Clark, Director

PART V
ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
ON FORM 8-K
(a)	(1)	Financial Statements
Independent Auditor's Report                                           F-1

Consolidated balance sheets as of December 31, 1998, November 23,
1998 and December 31, 1990		                                F-2 - F-3

Consolidated statement of operation and deficit for the periods ended December 31, 1998, November 23, 1998 and year ended
December 31, 1990                                                      F-4

Consolidated statement of changes in financial position for the periods ended December 31, 1998, November 23, 1998 and year
ended December 31, 1990                                                F-5

Consolidated statement of changes in working capital components for the periods ended December 31, 1998, November 23, 1998 and
year ended December 31, 1990                                          F-6

Consolidated statement of changes in common stock and paid-in capital for the periods ended December 31, 1998, November 23,
1998 and year ended December 31, 1990                                 F-7

Notes to consolidated financial statements.                       F-8   F-13

(a)	(2)	Financial Statement Schedules
   V -	Property, plant and equipment                             F-14

  VI -	Accumulated depreciation, depletion and
amortization of property, plant and equipment                         F-15

VIII -	Valuation and qualifying accounts and reserves            F-16

   X -	Supplemental income statement information                 F-17

	List of the Company's Subsidiaries                              F-18

 (a)	(3)	Exhibits

Exhibit
No.
2(1) *	Notice to shareholders dated September 21, 1998.
2(2) *	Notice of filing Final Accounts of Trustee of Hearing on
            Applications for Compensation (and of Hearing on abandonment of property by the Trustee) 1998.
2(3) *	Applications for Compensation for Trustee's Attorneys and
            Accountants 1998.
2(4) *	List of creditors paid by Trustee 1998.
2(5) *	Order approving Trustee's Final Account 1998.
2(6) *	Order directing Trustee to abandon books and records of Debtor to the Debtor by the President, Herbert Lindo 1998.
2(7)	Former Independent Auditors letter declining to continue to
            audit the Company's financials because of a conflict of interest.

*	Filed as an exhibit on Form 10-K, dated November 23, 1998 (File No.
      0-08962) and incorporated herein by reference.

(b)	Reports on Form 8-K
The Company filed Current reports on Form 8-K on December 20,
1990, February 15, 1992, December 9, 1998 and April 20, 1998.

Blank Page for Auditor Report

              KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES

          CONSOLIDATED BALANCE SHEETS, for the periods beginning
                  November 24, 1998 to December 31, 1998,
                 January 1, 1991 to November 23, 1998 and
                     the year ended December 31, 1990


                       ASSETS:                       DEC.  NOV.
                                                     1998  1998     1990
Current Assets:
 Cash                                                $  -  $  -  $      -0-
                                                       0-    0-
 Accounts receivable, principally
   trade                                              -0-   -0-     465,064
 Inventory                                            -0-   -0-     518,671
 Other Current Assets                                   -     -     135,000
                                                       0-    0-
     TOTAL CURRENT ASSETS                               -  $  -  $1,118,735
                                                       0-    0-
Equipment, furniture and leasehold improvements at
cost                                                  -0-   -0-     616,920
    Less: Accumulated depreciation                      -
      and amortization                                 0-     -     497,131
                                                             0-
                                                     $  -  $  -   $ 119,789
                                                       0-    0-
Other Assets:
 Goodwill                                             -0-   -0-   6,549,167
 Deposits and other assets                              -     -      58,478
                                                       0-    0-
     TOTAL OTHER ASSETS                                 -     -   6,607,645
                                                       0-    0-
        Total Assets                                 $  -  $  -  $7,846,169
                                                       0-    0-

                The accompanying notes are an integral part of these consolidated financial statements.

              KENILWORTH SYSTEMS CORPORATION and SUBSIDIARIES

          CONSOLIDATED BALANCE SHEETS, for the periods beginning
                  November 24, 1998 to December 31, 1998,
                 January 1, 1991 to November 23, 1998 and
                     the year ended December 31, 1990


          LIABILITIES:                    DEC.        NOV.
                                         1998         1998         1990
Current Liabilities:
 Cash overdraft                       $   -0-       $   -0-    $   37,734
 Notes payable - banks                    -0-           -0-       209,000
 Secured notes payable                    -0-           -0-       323,522
 Other loans payable                      -0-           -0-       156,000
 Accounts payable: Accrued
  liabilities                           7,912           -0-       917,812
 Payroll withholding taxes                -0-           -0-     1,550,000
 Due to officers and affiliates           -0-           -0-       476,833
     TOTAL CURRENT LIABILITIES          7,912           -0-     3,670,901
     STOCKHOLDERSS' EQUITY:
Common Stock, $.01 par value,
  authorized 100,000,000 shares;
  issued and outstanding:
  60,477,352 in December 1990,
  November 23, 1998 and
  December 31, 1998                   604,773       604,773       604,773
Paid-in capital                    23,774,346    23,774,346    23,774,346
Deficit                          (24,387,031)  (24,385,119)  (19,911,601)
Treasury stock (167,000 shares)           -0-           -0-     (292,250)
                                      (7,912)           -0-     4,175,268
     Total Liabilities and
      Stockholder's Equity        $       -0-   $       -0-   $       -0-



                The accompanying notes are an integral part of these consolidated financial statements.

              KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS of OPERATION and DEFICIT for the periods beginning November 24, 1998 to December 31, 1998,
         January 1, 1991 to November 23, 1998 and the years ended
                        December 31, 1990 and 1989


                          DEC. 1998     NOV. 1998      1990         1989
Revenues:
 Sales                  $     -0-     $     -0-    $3,367,155    $1,940,832
     Less: Discount                                  (51,115)
   on sales
                              -0-           -0-     3,316,040     1,940,832
Costs and Expenses:
 Cost of sales                -0-           -0-     2,188,439     1,084,370
 Selling, general
 and                        7,912           -0-     1,747,839     1,040,916
  administrative
 expenses
 Research and                 -0-           -0-       319,150       340,676
 development
 Amortization of              -0-           -0-       181,921       182,027
 goodwill
 Interest expense             -0-           -0-        65,428        28,131
 (income)
   Total Costs and          7,912           -0-     4,502,777     2,676,120
   Expenses
     Net income
     (loss)
      before other            -0-           -0-   (1,186,737)     (735,288)
     income
      and (losses)
OTHER INCOME AND
(LOSSES):
 Sale of assets               -0-    $3,676,347
 Other gains                  -0-       108,000
 Interest income              -0-       516,056
   Total Other                -0-     4,300,403
   Income
 (a) Payment of
 liabilities
     net of
 eliminations
 (b) bankruptcy
 costs
 (c) elimination of
 assets
 (d) cancellation
 of                           -0-   (8,767,921)
     treasury stock
   Other losses               -0-   (4,473,518)
     Net income           (7,912)   (4,467,518)   (1,186,737)     (735,288)
     (loss)
Deficit - Beginning  (24,379,119)  (19,911,601)  (18,724,864)  (17,989,576)
of year
Deficit - End of    $(24,387,031) $(24,379,119) $(19,911,601) $(18,724,864)
year
Earnings (Loss) per
share                        $-0-        ($.07)        ($.02)        ($.02)
 of common stock
(Note 5)
Fully diluted
earnings                     $-0-        ($.07)        ($.02)        ($.02)
 (loss) per share
Average number of
shares                 60,477,352    60,477,352    60,477,352    42,413,191
 outstanding

                The accompanying notes are an integral part of these consolidated financial statements.

              KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS of CHANGES in FINANCIAL POSITION for the periods beginning November 23, 1998 to December 31, 1998, January
             1, 1991 to November 24, 1998 and the years ending
                        December 31, 1990 and 1989


                                        DEC.   NOV.
                                        1998   1998     1990        1989
Working capital provided
 (utilized) by:
 Operations (Loss):                   $(7,912)  $ - $(1,186,737) $(735,288)
                                                 0-
  Less items not requiring
   working capital:
   Depreciation and amortization           -0-  -0-      262,737    293,333
     Total used by operations
                                       (7,912)  -0-    (924,000)  (441,955)
 Issuance of common stock, net             -0-  -0-      447,423
 Decreases in fixed assets                 -0-  -0-                  50,557
     Total sources of
      working capital                    7,912  -0-    (476,577)  (391,398)
 Working capital applied to:
  Increase in other assets                 -0-  -0-       11,140
  Purchase of fixed assets, net            -0-  -0-       97,303
     TOTAL USES OF WORKING CAPITAL
                                           -0-  -0-      108,443      4,965
Net increase (decrease) in Working
Capital                                   $-0- $-0-  $(1585,020) $(396,363)

                The accompanying notes are an integral part of these consolidated financial statements.

              KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS of CHANGES in WORKING CAPITAL for the periods beginning November 23, 1998 to December 31, 1998, January
             1, 1991 to November 24, 1998 and the years ended
                        December 31, 1990 and 1989


                                            DEC  NOV.
                                           1998  1998    1990       1989
Analysis of changes in components of
working capital:
   Increase (decrease) in current assets:
  Cash and cash equivalents                $ -0-  $ - $(135,867)  $ 135,867
                                                   0-
  Accounts receivable                        -0-  -0-    156,674  (260,377)
  Inventory                                  -0-  -0-    119,969     27,725
  Due from officers
  Other current assets                       -0-  -0-    135,000  (390,891)
     Total increase (decrease) in current
     assets                                  -0-  -0-    275,776  (487,676)
Increase (decrease) in current
 liabilities:
  Cash overdraft                             -0-  -0-     37,734   (17,868)
  Secured notes payable                      -0-  -0-    141,881   (13,319)
  NOTE PAYABLE BANK                          -0-  -0-   (54,319)    263,319
  OTHER LOANS PAYABLE                        -0-  -0-    131,000  (404,929)
  Accounts payable                         7,912  -0-    267,493    205,139
  Payroll withholding taxes                  -0-  -0-     41,424     29,976
  Deposits on private placements             -0-  -0-  (181,250)     46,250
  Due to officers and employees              -0-  -0-    476,833  (199,881)
     Total increase (decrease) in current
     liabilities                           7,912  -0-    860,796   (91,313)
Net increase (decrease) in Working Capital
                                            $-0- $-0- $(585,020) $(396,363)

                The accompanying notes are an integral part of these consolidated financial statements.

              KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS of CHANGES in
                     COMMON STOCK and PAID-IN CAPITAL
 for the periods beginning November 24, 1998 to December 31, 1998, January
             1, 1991 to November 23, 1998 and the years ended
                     December 31, 1990, 1989 and 1988



                                        Additional                Treasury
                    Common Shares        Paid-in     Retained      Shares
                    SHARES     AMOUNT    CAPITAL     EARNINGS       COST
Balances,
  January 1, 1988  38,717,669 $387,176 $22,455,715 $(17,709,429) $(292,250)
Shares issued in
  payment of
  salaries          1,115,000   11,150     263,850
Shares issued in
  payment of debt   1,450,000   14,500     603,500
Shares issued in
  payment of
  operating costs      70,000      700      14,300
Shares sold         1,230,000   12,300      70,200
Shares cancelled    (169,478)  (1,695)
Balances,
  December 31,
  1988            $42,413,191 $424,131 $23,507,565 $(17,989,576) $(292,250)
No shares issued
Balances,
  December 31,
  1989            $42,413,191 $424,131 $23,507,565 $(18,724,864) $(292,250)
Shares sold        18,064,161  180,642     266,781  (19,911,601)  (292,250)
Balances,
  December 31,
  1990             60,477,352 $604,773 $23,774,346 $(19,911,601) $(292,250)
Balances,
  February 23,
  1998            $60,477,352 $604,773 $23,774,346 $(24,379,119)
Balances,
  December 31,
  1998            $60,477,352 $604,773 $23,774,346 $(24,379,119)

                The accompanying notes are an integral part of these consolidated financial statements.

KENILWORTH SYSTEMS CORPORATION and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies:
A.	Basis for Presentation
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

KENILWORTH SYSTEMS CORPORATION and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

D.	Goodwill
Goodwill arising from the acquisition of a wholly owned subsidiary in 1986 was being amortized over 40 years and was eliminated during the prior period.

2.	Business of the Company
Prior to February 5, 1991, when the Chapter 7 Trustee was appointed and all Company operation ceased, the Company was engaged primarily in the development, manufacturing and marketing of cashless casino wagering systems. In a cashless system, coins, bills, and tokens are replaced by debit cards issued by the casino operator to reduce cash handling and its associated security costs. In addition, the system offers variable denomination play (25 cents, 50 cents, $1.00 and $5.00) on each slot machine.

The Company currently will be engaged in the development, manufacturing, marketing, and operation of "Roulabette", a system that allows casino patrons to play along with live table games in progress, via closed circuit television, on Roulabette terminals located within the casino confines. The Roulabette terminals are similar to slot machines. They have a television screen for viewing the live action from the table games, and a separate touch screen to place the wager. For the first time casino patrons will be able to play along and participate and wager as little as $.25 on an actual in-progress casino table game - Roulette, Craps, Baccarat, and Blackjack. The Roulabette terminals accept bills in all denominations, up to $100, and pay winnings by issuing bar code receipts that are cashed at the casino cage.

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

KENILWORTH SYSTEMS CORPORATION and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	History of the Company
In 1971 the Company discontinued its business of teaching the operation of Key Punch and Key Verifier machines. Between 1972 and 1979, the Company engaged in the research and development of a method to chemically encode and decode invisible data into plastic cards, paper cards, tickets or tokens which cannot be easily counterfeited or altered without destroying the encoded data. In 1979, the Company commenced commercial operations and no longer considered itself a Development Stage Enterprise.
Throughout the 1980's the Company experienced working capital shortages that climaxed on August 31, 1982, when the Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. From August 31, 1982 to June 7, 1985, the Company operated during reorganization proceedings. When the Company's Plan of Reorganization was confirmed, debts for employee withholding taxes totaling approximately $1.5 million were not discharged and remained outstanding, plus interest and penalties. Although the Company obtained a Final Decree on April 27, 1988, the Bankruptcy Court retained jurisdiction in the matters relating to the unpaid taxes.

On February 5, 1991 the Company's Chapter 11 case was converted to a Chapter 7 proceeding and a Trustee was appointed.

From February 1991 through September 1998, Kenilworth was inactive, except that Herbert Lindo, the President and Chairman of the Board of Directors of Kenilworth when the Trustee was appointed, assisted the Trustee which resulted in obtaining $4,424,056 for the Kenilworth Estate from the sale of substantially all of the estate's assets..

In September 1998 a United States Bankruptcy Judge in the Eastern District of New York approved the Final Report and Accounts submitted by the Chapter 7 Trustee of the Estate of Kenilworth and, after obtaining approval from the U.S. Trustee, the Kenilworth Trustee made the one hundred percent (100%) cash distribution to the creditors and paid in full all administration fees and expenses. With the Bankruptcy Court's approval, all of the books and records since inception of Kenilworth have been released to Herbert Lindo and the Company emerged from bankruptcy with no assets and no liabilities.

KENILWORTH SYSTEMS CORPORATION and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management of the Company plans to obtain approximately four million dollars ($4,000,000) of new working capital by offering in a private placement, Senior Cumulative Convertible Preferred Shares and/or by the sale of limited joint venture participation's in future Roulabette franchises.
Under the Chapter 11 Plan of Reorganization, the Company discharged all debt other than secured debt and governmental obligations by issuing to creditors one (1) share of authorized but unissued common stock, par value $.01 per share, (the only class of securities of the Company) for each $3.00 of debt, and simultaneously set up a $500,000 sinking fund to redeem stock issued in settlement of debt at $3.00 per share, on a pro-rata basis.

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

KENILWORTH SYSTEMS CORPORATION and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

              KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




             Analysis of Common Stock Issued, Paid-In Capital
            and Gains and Losses as the Result of Stock issued
                         in Plan of Reorganization

                                            Average
                                            Market    Credited      Extra-
                                             price       to
                       Amount of   Common   Of stock   Paid-in      Ordinary
                        Debt or    Stock   On Date of  Capital and  Gain or
                      OBLIGATION   ISSUED  ISSUANCE    COMMON       (LOSS)
                                                       STOCK
Class IV Creditors    $2,228,349   887,252  $1.5148 $1,471,067     $752,069
Settlement of
lawsuits previously
not recorded                     1,163,012  $1.7238 $2,004,748 ($2,004,748)
Legal and
Administrative Fees
                                 1,169,298   $.2268 $1,434,455 ($1,434,455)
                      $2,228,349 3,219,562          $4,910,270 ($2,687,134)
Less stock redeemed              (167,000)  $1.7500  (292,250)   ($207,750)
                      $2,228,349 3,052,562          $4,618,020 ($2,894,884)



    (a)   Equipment, Furniture and Leasehold Improvements

                        Dec. 31, Dec. 31, Dec. 31,
                          1998     1990     1989    USEFUL LIFE
Automobiles                $ -0- $ 60,503            3 - 4 years
Furniture and Equipment      -0-  467,566 $431,066   4 - 8 years
Leasehold Improvements       -0-   88,551   88,551 Life of Lease
Total                        -0-  616,920  519,617
Less: Accumulated
      Depreciation and
      Amortization           -0-  497,131  415,315
                           $ -0- $119,789 $103,302

The unamortized portion was eliminated in 1998.

              KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



    (b)    (Loss) Per Share:

          (Loss) per share is based on the weighted average number of outstanding shares during each year.

    (c)   Treasury Stock:

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

    (d)   Commitments and Contingencies:

          In April 1989, the Company moved its entire operations into 22,700 square feet of office, manufacturing and warehouse space at 80 Ruland Road, Melville, New York 11747, pursuant to a lease which first expires in April 1999 and provides for consecutive five year options. The lease provides for an annual rent in 1991 of $204,000 and is subject to certain annual increases each tear thereafter. The lease was not assumed by the Bankruptcy Trustee and accordingly terminated.

          In connection with the  acquisition  of  Video  Wagering  Systems
             Corporation ("Video") (Note 1), the Company is obligated to issue 46,600 shares of common stock to former shareholders of Video in he event Video has cumulative net earnings of $2,000,000 from the date of acquisition. Video has not been in operation since October 1988.

          Payroll withholding taxes represents  unpaid withholding taxes in arrears including interest and penalties from the Chapter XI proceedings. The Company had an agreement with the Internal Revenue Service and the New York State Department of Taxation to pay these taxes in increments of $50,000 quarter annuaaally, with the unpaid balance due in December 1990, when the Company was to receive the final payment from its contract with the Totalizator Agency Board

              KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES

          ("TAB") of Victoria, Australia. The payment did not materialize at that time because of a monetary dispute with the TAB. As a result, the Company was converted to a Chapter 7 liquidation proceeding on February 5, 1991. All taxes were paid in full when the Company emerged from Chapter 7 proceedings on September 29, 1998.

    (e)   Income Taxes:

          The Company has not filed Federal and State Income Tax returns since the year 1987.

          The   Company   has   approximately  twenty-two  million  dollars
             ($22,000,000) in unexpired net operating tax loss carry-forward credits available from prior years operations which are sufficient to off-set income taxes payable, if any.

              KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES

               SCHEDULE V {-} PROPERTY, PLANT and EQUIPMENT

for the period beginning November 24, 1998 to December 31, 1998, January 1,
               1991 to November 23, 1998 and the years ended
                        December 31, 1990 and 1989


 COL. A                           COL. B    COL. C    COL. D     COL. E
                                  Balance                        Balance
                                    at                              at
                                 Beginning  Additions             End of
CLASSIFICATION                   OF PERIOD  AT COST  RETIREMENTS  PERIOD
Period ended
December 31, 1998                       $-0-      $-0-        $-0-     $-0-
November 23, 1998                       $-0-      $-0-        $-0-     $-0-
                                         -0-       -0-         -0-      -0-
Year ended
December 31, 1990:
Automobiles                                    $60,503             $ 60,503
Furniture and
 equipment                          $431,066    36,800              467,866
Leasehold
 improvements                        $88,551                        $88,551
Year ended December 31, 1989:
Automobiles                         $ 60,503               $60,503
Furniture and
 equipment                           421,120    $9,946             $431,066
Leasehold
 improvements                         88,551                         88,551
                                    $570,174    $9,946     $60,503 $519,617

              KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES

  SCHEDULE VI {-} ACCUMULATED DEPRECIATION, DEPLETION and AMORTIZATION of
                       PROPERTY, PLANT and EQUIPMANT

 for the periods beginning November 24, 1998 to December 31, 1998, January
             1, 1991 to December 31, 1998 to November 23, 1998
              and the years ended December 31, 1990 and 1989


COL. A                            COL. B    COL. C    COL. D     COL. E
                                 Balance   Additions               Balance
                                   at                              at
                                Beginning  To costs                End of
CLASSIFICATION                  OF PERIOD    AND      RETIREMENTS  PERIOD
                                           EXPENSES
Period ended
December 31, 1998                       $-0-      $-0-        $-0-     $-0-
November 23, 1998                       $-0-      $-0-        $-0-     $-0-
                                         -0-       -0-         -0-      -0-
Year ended
December 31, 1990:
Automobiles                         $ 60,503                       $ 60,053
Furniture and
 equipment                          $267,261   $80,816              348,077
Leasehold
 improvements                         88,551                         88,551
Year ended December 31, 1989:
Automobiles                         $ 57,087   $ 3,416             $ 60,503
Furniture and
 equipment                           204,746    62,515             $267,261
Leasehold
 improvements                         88,551                         88,551
                                    $350,384   $65,931             $416,315

              KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES

     SCHEDULE VIII {-} VALUATION and QUALIFYING ACCOUNTS and RESERVES

 for the periods beginning November 24, 1998 to December 31, 1998, January
             1, 1991 to November 23, 1998 and the years ended
                        December 31, 1990 and 1989


                                       Balance   Charged            Balance
                                         at                           at
                                      Beginning To Costs            End of
DESCRIPTION                           OF PERIOD    AND   DEDUCTIONS PERIOD
                                                EXPENSE
Period ended
December 31, 1998                          $-0-                        $-0-
                                            -0-      -0-        -0-     -0-
November 23, 1998                          $-0-                        $-0-
                                            -0-      -0-        -0-     -0-
Year ended
December 31, 1990:
Allowance for doubtful accounts
                                           $-0-                       $ -0-
Year ended December 31, 1989:
Allowance for doubtful accounts            $-0-                        $-0-

              KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES

         SCHEDULE X {-} SUPPLEMENTAL INCOME STATEMENT INFORMATION

 for the periods beginning November 24, 1998 to December 31, 1998, January
             1, 1991 to November 23, 1998 and the years ended
                        December 31, 1990 and 1989


  COL. A                                COL. B
   ITEM                      CHARGED TO COSTS AND EXPENSES

                                                DEC. NOV.
                                                1998 1998   1990     1989
Maintenance and Repairs                          $ -  $ - $ 90,372 $110,186
                                                  0-   0-
Depreciation and amortization of equipment,
furniture and leasehold improvements

                                                 $ -  $ - $ 80,816 $ 65,931
                                                  0-   0-
Taxes other than
 income taxes                                    $ -  $ - $192,341 $147,732
                                                  0-   0-
Rents                                            $ -  $ - $204,000 $168,000
                                                  0-   0-
Advertising costs                                $ -  $ -   $  -0-    $  0-
                                                  0-   0-

KENILWORTH SYSTEMS CORPORATION and SUBSIDIARIES
LIST OF SUBSIDIARIES
(a)	Video Wagering Systems Corporation a Delaware corporation.
(b)	Roulabette Corporation a Nevada corporation.