Form 10-Q
period 1999-03-31
KENILWORTH SYSTEMS CORP
filed 1999-05-20
CIK 55234

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549



                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period ended MARCH 31, 1998

                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Transition Period from ______ to ______

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

    Number of shares of common stock, $.01 par value outstanding as of March 31, 1999:
                                    62,164,018

                      KENILWORTH SYSTEMS CORPORATION


                                   INDEX


PART I.  FINANCIAL INFORMATION

         Item 1.  Consolidated Financial Statements PAGE

         Consolidated Balance Sheets as of
         March 31, 1999 and December 31, 1998 3

         Statement of Operations for the three-month period ended March 31, 1999. No comparative statement for the prior year period has been presented. The Company was in Chapter 7
         Bankruptcy Proceedings from January 1991 until
         September 29, 1998. The Company did not have any operation during these proceedings. 5

         Consolidated Statements of cash flows for the 3 month period ended March 31, 1999 6

         Consolidated Notes to Consolidated Financial
         Statements 7

         Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations 14


PART II. OTHER INFORMATION


         Item 4.  Submission of Matters to a vote of
         Security Holders 15

         Item 6.  Financial Data Schedule (for electronic
         filing purposes) 17

         Signature Page 17

              KENILWORTH SYSTEMS CORPORATION and SUBSIDIARIES

  CONSOLIDATED BALANCE SHEETS, for the three-month period ended March 31,
               1999 (unaudited) and for the period beginning
         November 29, 1998 and ending December 31, 1998 (audited)


       ASSETS:        MARCH     DEC
                      1999     1998
Current Assets:
 Cash                $ 5,215   $  -0-
     TOTAL CURRENT   $ 5,215   $  -0-
     ASSETS
        Total Assets $ 5,215   $  -0-

                The accompanying notes are an integral part of these consolidated financial statements.

              KENILWORTH SYSTEMS CORPORATION and SUBSIDIARIES

  CONSOLIDATED BALANCE SHEETS, for the three-month period ended March 31,
               1999 (unaudited) and for the period beginning
         November 29, 1998 and ending December 31, 1998 (audited)


           LIABILITIES:                MARCH          DEC.
                                       1999           1998
Current Liabilities:
 Accounts payable: Accrued
  liabilities                             $ 174         $ 7,912
     TOTAL CURRENT LIABILITIES            $ 174         $ 7,912
      STOCKHOLDERSS' EQUITY:
 Common Stock, $.01 par value,
   authorized 100,000,000 shares;
   issued and outstanding:
   60,477,352 on December 31 1998
   and 62,164,018 on March 31,          621,640         604,773
 1999
Paid-in capital                      23,783,013      23,774,346
Deficit                            (24,399,612)    (24,387,031)
                                          5,041         (7,912)
     Total Liabilities and
      Stockholder's Equity         $      5,212    $        -0-

                The accompanying notes are an integral part of these consolidated financial statements.

              KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS of OPERATION and DEFICIT for the three-month period ended March 31, 1999, for the period beginning
November 29, 1998 ending December 31, 1998 and the period beginning January
                     1, 1991 ending September 29, 1998
                         and the year ending 1990


                  MARCH 1999    DEC. 1998    NOV. 1998       1990
Revenues:
 Sales                  $     -0-     $     -0-     $     -0-    $3,367,155
     Less: Discount                                                (51,115)
   on sales
                              -0-           -0-           -0-     3,316,040
Costs and Expenses:
 Cost of sales                -0-           -0-           -0-     2,188,439
 Selling, general
 and                        3,148         7,912           -0-     1,747,839
  administrative
 expenses
 Research and                 -0-           -0-           -0-       319,150
 development
 Amortization of              -0-           -0-           -0-       181,921
 goodwill
 Interest expense             -0-           -0-           -0-        65,428
 (income)
   Total Costs and          3,148         7,912           -0-     4,502,777
   Expenses
     Net income
     (loss)
      before other        (9,533)           -0-           -0-   (1,186,737)
     income
      and (losses)
OTHER INCOME AND
(LOSSES):
 Sale of assets               -0-           -0-     3,676,347           -0-
 Other gains                  -0-           -0-       108,000           -0-
 Interest income              -0-           -0-       516,056           -0-
   Total Other                -0-           -0-     4,300,403           -0-
   Income
 (a) Payment of
 liabilities
     net of
 eliminations
 (b) bankruptcy
 costs
 (c) elimination of
 assets
 (d) cancellation
 of                           -0-           -0-   (8,767,921)           -0-
     treasury stock
   Other losses               -0-           -0-   (4,473,518)           -0-
     Net income          (12,581)       (7,912)   (4,467,518)   (1,186,737)
     (loss)
Deficit-Beginning of  (24,387,031)  (24,379,119)  (19,911,601)  (18,724,864)
period
Deficit-End of year $(24,399,612) $(24,387,031) $(24,379,119) $(19,911,601)
Earnings (Loss) per
share                        $-0-          $-0-        ($.07)        ($.02)
 of common stock
(Note 5)
Fully diluted
earnings                     $-0-          $-0-        ($.07)        ($.02)
 (loss) per share
Average number of
shares                               60,477,352    60,477,352    60,477,352
 outstanding

                The accompanying notes are an integral part of these consolidated financial statements.

              KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS of CASH FLOWS
        for the three-month period ended March 31, 1999 (unaudited)
            and the period ended December 31, 1998 (unaudited)


                                                             MARCH    DEC.
                                                             1999     1998
Cash from Operating Activities:
    Net loss                                                $12,581  $7,912
Adjustments to reconcile net loss
   to net cash used for operating
   activities:
    Depreciation and amortization                               -0-     -0-
 COMMON STOCK ISSUED AS CONSIDERATION FOR SERVICES            9,534     -0-
 INCREASE (DECREASE) IN:
    ACCOUNTS PAYABLE                                        (7,738)   7,912
    NET CASH (USED FOR) OPERATING
     ACTIVITIES                                              10,785     -0-
Cash flows from Financing Activities:
    PROCEEDS FROM PRIVATE PLACEMENT                          16,000     -0-
 COSTS ASSOCIATED WITH PRIVATE
  PLACEMENT                                                     -0-     -0-
 NET INCREASE IN CASH                                         5,215     -0-
 CASH AT BEGINNING OF PERIOD                                    -0-     -0-
 CASH AT END OF PERIOD                                       $5,215   $ -0-
Schedule of Non-Cash Investing
 Activities:
   ISSUANCE OF STOCK PURSUANT TO CONSULTING AGREEMENT AND
   REIMBURSEMENT FOR $40,000 COST INVESTIGATING FEASIBILITY
   OF STARTING ROULABETTE IN THE DOMINICAN REPUBLIC

                The accompanying notes are an integral part of these consolidated financial statements.

              KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



    (a) BASIS OF PRESENTATION, REGULATION AND CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES

     The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

     The consolidated balance sheet for the period ended March 31, 1999 and the related consolidated statement of operations and statement of cash flows are unaudited and reflect all normal and recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim period. The results of operations for the three-month period ended March 31, 1999 are not necessarily indicative of the operating results for the full year.

     Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted. It is suggested that the accompanying consolidated financial statements be read in conjunction with the Summary of Accounting Policies and Notes to the Consolidated Financial Statements included in the Company's annual report on form 10-K for the year ended December 31, 1998.

    (b)   Summary of Significant Accounting Policies:

1   Basis for Presentation

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

              KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



              Company's  sale in 1982 of its research  and  development  to
             Video. This sale resulted in a profit to the Company of $4,700,000, which has been eliminated as a prior period adjustment.

2   Property, Plant and Equipment

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

3   Inventories

          Inventory is valued at the lower of cost (first-in, first-out basis) or market.

4   Goodwill

          Goodwill  arising  from  the  acquisition   of   a  wholly  owned
             subsidiary in 1986 was being amortized over 40 years and was eliminated during the prior period.

    (a)   Business of the Company

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

              KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

4.	History of the Company
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

KENILWORTH SYSTEMS CORPORATION and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

KENILWORTH SYSTEMS CORPORATION and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

KENILWORTH SYSTEMS CORPORATION and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Chapter 7 Proceedings
On October 27, 1988, the Bankruptcy Court reopened the Chapter XI case for failure by the Company to pay the government obligations.

On February 5, 1991 the Company's Chapter XI case was converted to a Chapter 7 procedure for failure to pay the government obligations, and a Trustee was appointed.

Analysis of Common Stock Issued, Paid-In Capital and Gains and Losses as the Result of Stock issued
222 in Plan of Reorganization

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

KENILWORTH SYSTEMS CORPORATION and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Equipment, Furniture and Leasehold Improvements

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



ITEM 2 - MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS.

	(a)	Liquidity and Capital Resources:

Between February 5, 1991, when the Trustee for the Estate of Kenilworth
Systems Corporation was appointed, and September 29, 1998, when the Trustee paid in cash one hundred (100) cents on the dollar of all approved creditors' claims and administration fees and expenses, the Company did not conduct any business and operations.

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

Results of Operations
During the short period since the Company emerged from bankruptcy proceedings, September 29, 1998 to December 31, 1998, the Company had no sales or operation. In fiscal year 1990, the last period the Company had sales from operation, revenue increased by 74% from $1,940,832 in fiscal
1989, to $3,316,040 in fiscal 1990. Net income in 1989 was a loss of $735,288 which loss increased by 61% to $1,186,737 in 1990.

PART II OTHER INFORMATION
ITEM 1   Legal Proceedings:
None

ITEM 2   Changes in Securities:
None

ITEM 3   Defaults Upon Senior Securities:
None

ITEM 4   Submission of Matters to a Vote of Security Holders:
The Company has not held a meeting of shareholders since 1988 because the cost of soliciting proxies and holding a meeting for the large number of persons (approximately 11,000) who own its shares is excessively costly. The directors and officers continue to serve under provisions of the By-Laws which allow them to continue in office until their successors are elected and take office.

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

ITEM 5   Other Information
None

ITEM 6   Exhibits and Reports on Form 8-K:
(b)	The Registrant filed the following Forms 8-K during this reporting period.

Form 8-K dated May 15, 1999 Change of Independent Auditors for the
Company.


ITEM 7   Financial Data Schedule (For Electronic Filing Purposes
Only)
THIS SCHEDULE CONTAINS FINANCIAL INFORMATION EXTRACTED FROM THE BALANCE
SHEET AND STATEMENT OF OPEARTIONS AND IS QUALIFIED IN ITS ENTIRETY BY
REFERENCE TO SUCH FINANCIAL STATEMENTS.

Cash	$5,215
Marketable Securities	 --
Notes and Accounts Receivable	 --
Allowance for Doubtful Accounts	 --
Inventory	 --
Total Current Assets	5,215
Property, Plant and Equipment	 --
Accumulated Depreciation	 --
Total Assets	5,215
Total Current Liabilities	174
Bonds, Mortgages and Similar Debt	 --
Preferred Stock / Mandatory Redemption	 --
Preferred Stock / No Mandatory Redemption	 --

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KENILWORTH SYSTEMS CORPORATION

        Herbert Lindo
May 15, 199	By: Herbert Lindo, President

