Form 10-Q
period 1999-06-30
KENILWORTH SYSTEMS CORP
filed 2000-01-12
CIK 55234

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION


                            WASHINGTON, D.C. 20549




                                   FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the Quarterly Period ended June 30, 1999


                                      or


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


    Number of shares of common stock, $.01 par value outstanding as of June 30, 1999:
                                    62,164,018

                      KENILWORTH SYSTEMS CORPORATION



                                   INDEX



PART I.  FINANCIAL INFORMATION


         Item 1.  Consolidated Financial Statements PAGE


         Consolidated Balance Sheets as of
         June 30, 1999 and December 31, 1998 3


         Statement of Operations for the six-month period ended June 30, 1999. No comparative statement for the prior year period has been presented. The Company was in Chapter 7
         Bankruptcy Proceedings from January 1991 until
         September 29, 1998. The Company did not have any operation during these proceedings. 5


         Consolidated Statements of cash flows for the 6 month period ended June 30, 1999 6


         Consolidated Notes to Consolidated Financial
         Statements 7


         Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations 11



PART II. OTHER INFORMATION



         Item 4.  Submission of Matters to a vote of
         Security Holders 15


         Item 6.  Financial Data Schedule (for electronic
         filing purposes) 17


         Signature Page 17

              KENILWORTH SYSTEMS CORPORATION and SUBSIDIARIES


  CONSOLIDATED BALANCE SHEETS, for the six-month period ended June 30,
               1999 (unaudited) and for the period beginning
         November 29, 1998 and ending December 31, 1998



       ASSETS:        JUNE      DEC
                      1999     1998
Current Assets:
 Cash                $ 1,783   $  -0-
     TOTAL CURRENT   $ 1,783   $  -0-
     ASSETS
        Total Assets $ 1,783   $  -0-

                The accompanying notes are an integral part of these consolidated financial statements.

              KENILWORTH SYSTEMS CORPORATION and SUBSIDIARIES


  CONSOLIDATED BALANCE SHEETS, for the six-month period ended June 30,
               1999 (unaudited) and for the period beginning
         November 29, 1998 and ending December 31, 1998 (audited)



           LIABILITIES:                JUNE            DEC.
                                       1999           1998
Current Liabilities:
 Accounts payable: Accrued
  liabilities                      $        235    $      7,912
     TOTAL CURRENT LIABILITIES              235           7,912
      STOCKHOLDERSS' EQUITY:
 Common Stock, $.01 par value,
   authorized 100,000,000 shares;
   issued and outstanding:
   60,477,352 on December 31 1998
   and 62,164,018 on March 31,          621,640         604,773
 1999
Paid-in capital                      23,783,013      23,774,346
Deficit                             (24,403,105)    (24,387,031)
                                          1,548          (7,912)
     Total Liabilities and
      Stockholder's Equity         $      1,783    $        -0-

                The accompanying notes are an integral part of these consolidated financial statements.

              KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES


                   CONSOLIDATED STATEMENTS of OPERATION
 for the three-month and six-month periods ended June 30, 1999, unaudited
       No comparative statement for the prior year period has been presented. The Company was in Chapter 7 Bankruptcy Proceedings
     from January 1991 until September 29, 1998. The Company did not have any operation during these proceedings.



                           THREE MONTH                  SIX MONTH
Revenues:
 Sales                  $     -0-                     $    -0-


 Costs and Expenses:
 Cost of sales                -0-                          -0-
 Selling, general
 and                        3,495                        6,643
  administrative
 expenses
   Total Costs and          3,495                        6,643
   Expenses
     Net income
     (loss)
      before other        (3,495)                       (6,643)
     income
      and (losses)
OTHER INCOME AND
(LOSSES):                     -0-                       (9,533)
     Net income           (3,495)                      (16,076)
     (loss)
Earnings (Loss) per
share                        $-0-                         $-0-
 of common stock
(Note 5)
Fully diluted
earnings                     $-0-                         $-0-
 (loss) per share
Average number of
shares                   62,164,018                   62,164,018
 outstanding

                The accompanying notes are an integral part of these consolidated financial statements.

              KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES


                   CONSOLIDATED STATEMENTS of CASH FLOWS
         for the six-month period ended June 30, 1999 (unaudited)
       No comparative statement for the prior year period has been presented. The Company was in Chapter 7 Bankruptcy Proceedings
     from January 1991 until September 29, 1998. The Company did not have any operation during these proceedings.



                                                             JUNE
                                                             1999
Cash from Operating Activities:
    Net loss                                                $16,076
Adjustments to reconcile net loss
   to net cash used for operating
   activities:
    Depreciation and amortization                               -0-
 COMMON STOCK ISSUED AS CONSIDERATION FOR SERVICES            9,534
 INCREASE (DECREASE) IN:
    ACCOUNTS PAYABLE                                        (7,801)
    NET CASH (USED FOR) OPERATING
     ACTIVITIES                                              14,280
Cash flows from Financing Activities:
    PROCEEDS FROM PRIVATE PLACEMENT                          16,000
 COSTS ASSOCIATED WITH PRIVATE
  PLACEMENT                                                     -0-
 NET INCREASE IN CASH                                         1,783
 CASH AT BEGINNING OF PERIOD                                    -0-
 CASH AT END OF PERIOD                                       $1,783
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


The consolidated balance sheet for the period ended June 30, 1999 and the related consolidated statement of operations and statement of cash flows are unaudited and reflect all normal and recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim period. The results of operations for the three-month and six-month periods ended June 30, 1999 are not necessarily indicative of the operating results for the full year.



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


1.   Basis for Presentation


The consolidated financial statements include the accounts of the
Company   and   all   its   subsidiaries.   All   intercompany
transactions and accounts have been eliminated.

              KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES


                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



2.   Property, Plant and Equipment


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


3.  Inventories


Inventory is valued at the lower of cost (first-in, first-out basis) or market.


4.   Business of the Company


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


5.   History of the Company


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


Thus, the Company emerged from bankruptcy proceedings with no assets, no liabilities, and approximately $24,000,000 in available carry-forward income tax credits.


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


Results of Operations


During the short period since the Company emerged from bankruptcy proceedings, September 29, 1998 to December 31, 1998, the Company had no sales or operation. In fiscal year 1990, the last period the Company had sales from operation, revenue increased by 74% from $1,940,832 in fiscal
1989, to $3,316,040 in fiscal 1990. Net income in 1989 was a loss of $735,288 which loss increased by 61% to $1,186,737 in 1990. During the six-month period ending June 30, 1999 the Company had no sales or operations and sustained an operating loss of $16,076. Such losses will continue until the Company can obtain sales of its technology, which is not expected until mid year 2001.


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


At the next Annual Meeting of Shareholders the shareholders of the Company will be asked to ratify the following: (a) An amendment to the Company's Certificate of Incorporation to increase the authorized number of Common Shares from 61,000,000 shares to 100,000,000 shares, and to permit the Company's Board of Directors, without further action by the shareholders, to issue from time to time up to 1,000,000 authorized but unissued shares of Preferred Stock, and to fix and determine the terms, limitations, relative rights and preferences of the Preferred Stock, in order to obtain financing, capital and/or acquire other businesses that can improve the performance or growth of the Company. When any shares of Preferred Stock are issued, certain rights of their holders may affect the rights of the holders of Common Stock. In addition to any other powers conferred on the Preferred Stock, holders of the Preferred Stock would have, under New York General Corporation Law, the right to vote as a separate class on any increased, decrease or change in the rights of the Preferred Stock. The affirmative vote of a majority of the outstanding shares of Preferred Stock would be required for approval of any such increase, decrease, or change. The authority of the Board of Directors to issue shares of Preferred Stock with characteristics it determines (such as preferential voting, conversion redemption and liquidation rights) may have a deterrent effect on persons who might wish to make a takeover BID to purchase shares of the Company at a price which might be attractive to its shareholders. However, the Board of Directors must fulfill its fiduciary obligation to the Company and its shareholders in evaluating any takeover
BID; and (b) The creation of a stock option and stock award plan (the "Plan") which will authorize the grant of options to purchase common shares of the Company to key employees (including directors who are employees), which may Be "incentive stock options" (ISO's) within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, or nonqualified options. The Plan also will provide for the grant of stock appreciation rights and stock awards to eligible participants subject to forfeiture restrictions; (c) The creation of a Directors Stock Option Plan pursuant to which stock options are awarded to those directors who are not officers or employees of the Company ("outside directors"). Presently, there are no outside directors. The plan will permit the Company to recruit and retain outside directors who will use their best efforts to promote the success of the Company's business, (d) The election of members to the Board of Directors; and (e) Ratify the selection of the independent public accountant of the Company for the ensuing fiscal year.


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


Cash                                       $1,783
Marketable Securities                         -0-
Notes and Accounts Receivable                 -0-
Allowance for Doubtful Accounts               -0-
Inventory                                     -0-
Total Current Assets                        1,783
Property, Plant and Equipment                 -0-
Accumulated Depreciation                      -0-
Total Assets                                1,783
Total Current Liabilities                     235
Bonds, Mortgages and Similar Debt             -0-
Preferred Stock / Mandatory Redemption        -0-
Preferred Stock / No Mandatory Redemption     -0-


SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


KENILWORTH SYSTEMS CORPORATION


        Herbert Lindo
January 7, 2000 By: Herbert Lindo, President