Form 10-Q
period 1999-09-30
KENILWORTH SYSTEMS CORP
filed 2000-01-19
CIK 55234

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION


                            WASHINGTON, D.C. 20549




                                   FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the Quarterly Period ended September 30, 1999


                                      or


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


    Number of shares of common stock, $.01 par value outstanding as of September 30, 1999:
                                    62,289,018

                      KENILWORTH SYSTEMS CORPORATION



                                   INDEX



PART I.  FINANCIAL INFORMATION


         Item 1.  Consolidated Financial Statements PAGE


         Consolidated Balance Sheets as of
         September 30, 1999 and December 31, 1998 3


         Statement of Operations for the nine-month period ended September 30, 1999. No comparative statement for the prior year period has been presented. The Company was in Chapter 7
         Bankruptcy Proceedings from January 1991 until
         September 29, 1998. The Company did not have any operation during these proceedings. 5


         Consolidated Statements of cash flows for the 9 month period ended September 30, 1999 6


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



         Item 4.  Submission of Matters to a vote of
         Security Holders 15


         Item 6.  Financial Data Schedule (for electronic
         filing purposes) 17


         Signature Page 17

              KENILWORTH SYSTEMS CORPORATION and SUBSIDIARIES


  CONSOLIDATED BALANCE SHEETS, for the nine-month period ended September 30,
               1999 (unaudited) and for the period beginning
         November 29, 1998 and ending December 31, 1998



       ASSETS:        JUNE      DEC
                      1999     1998
Current Assets:
 Cash                $ 3,627   $  -0-
     TOTAL CURRENT   $ 3,627   $  -0-
     ASSETS
        Total Assets $ 3,627   $  -0-

                The accompanying notes are an integral part of these consolidated financial statements.

              KENILWORTH SYSTEMS CORPORATION and SUBSIDIARIES


  CONSOLIDATED BALANCE SHEETS, for the nine-month period ended September 30,
               1999 (unaudited) and for the period beginning
         November 29, 1998 and ending December 31, 1998 (audited)



           LIABILITIES:                JUNE            DEC.
                                       1999           1998
Current Liabilities:
 Accounts payable: Accrued
  liabilities                      $        242    $      7,912
     TOTAL CURRENT LIABILITIES              242           7,912
      STOCKHOLDERSS' EQUITY:
 Common Stock, $.01 par value,
   authorized 100,000,000 shares;
   issued and outstanding:
   60,477,352 on December 31 1998
   and 62,164,018 on March 31,          622,890         604,773
 1999
Paid-in capital                      23,786,763      23,774,346
Deficit                             (24,406,268)    (24,387,031)
                                          3,385          (7,912)
     Total Liabilities and
      Stockholder's Equity         $      3,627    $        -0-

                The accompanying notes are an integral part of these consolidated financial statements.

              KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES


                   CONSOLIDATED STATEMENTS of OPERATION
 for the three-month and nine-month periods ended September 30, 1999, unaudited
       No comparative statement for the prior year period has been presented. The Company was in Chapter 7 Bankruptcy Proceedings
     from January 1991 until September 29, 1998. The Company did not have any operation during these proceedings.



                           THREE MONTH                  SIX MONTH
Revenues:
 Sales                  $     -0-                     $    -0-


 Costs and Expenses:
 Cost of sales                -0-                          -0-
 Selling, general
 and                        3,156                        9,799
  administrative
 expenses
   Total Costs and          3,156                        9,799
   Expenses
     Net income
     (loss)
      before other        (3,156)                       (9,799)
     income
      and (losses)
OTHER INCOME AND
(LOSSES):                     -0-                       (9,533)
     Net income           (3,156)                      (19,232)
     (loss)
Earnings (Loss) per
share                        $-0-                         $-0-
 of common stock
(Note 5)
Fully diluted
earnings                     $-0-                         $-0-
 (loss) per share
Average number of
shares                   62,289,018                   62,289,018
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



                                                             JUNE
                                                             1999
Cash from Operating Activities:
    Net loss                                                $19,232
Adjustments to reconcile net loss
   to net cash used for operating
   activities:
    Depreciation and amortization                               -0-
 COMMON STOCK ISSUED AS CONSIDERATION FOR SERVICES            9,534
 INCREASE (DECREASE) IN:
    ACCOUNTS PAYABLE                                         (7,675)
    NET CASH (USED FOR) OPERATING
     ACTIVITIES                                             (17,436)
Cash flows from Financing Activities:
    PROCEEDS FROM PRIVATE PLACEMENT                          21,000
 COSTS ASSOCIATED WITH PRIVATE
  PLACEMENT                                                     -0-
 NET INCREASE IN CASH                                         3,627
 CASH AT BEGINNING OF PERIOD                                    -0-
 CASH AT END OF PERIOD                                       $3,627
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


Results of Operations


During the short period since the Company emerged from bankruptcy proceedings, September 29, 1998 to December 31, 1998, the Company had no sales or operation. In fiscal year 1990, the last period the Company had sales from operation, revenue increased by 74% from $1,940,832 in fiscal 1989, to $3,316,040 in fiscal 1990. Net income in 1989 was a loss of $735,288 which loss increased by 61% to $1,186,737 in 1990. During the nine-month period ending September 30, 1999 the Company had no sales or operations and sustained an operating loss of $19,232. Such losses will continue until the Company can obtain sales of its technology, which is not expected until mid year 2001.


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


Cash                                       $3,627
Marketable Securities                         -0-
Notes and Accounts Receivable                 -0-
Allowance for Doubtful Accounts               -0-
Inventory                                     -0-
Total Current Assets                        3,627
Property, Plant and Equipment                 -0-
Accumulated Depreciation                      -0-
Total Assets                                3,627
Total Current Liabilities                     242
Bonds, Mortgages and Similar Debt             -0-
Preferred Stock / Mandatory Redemption        -0-
Preferred Stock / No Mandatory Redemption     -0-


SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


KENILWORTH SYSTEMS CORPORATION


        Herbert Lindo
January 7, 2000 By: Herbert Lindo, President