Form 10-K405
period 1999-12-31
KENILWORTH SYSTEMS CORP
filed 2000-04-05
CIK 55234

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 OR 15(D) of the Securities Exchange Act of 1934

     For the fiscal year ended DECEMBER 31, 1999

                                      OR

[ ] Transistion report pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934 (No Fee Requried)

     For the transition period from ________ to _______

                       Commission File Number: 0-08962
                       -------------------------------

                        KENILWORTH SYSTEMS CORPORATION
                        ------------------------------
            (Exact name of registrant as specified in its charter)

                New York                        13-2610105
                --------                        ----------
     (State of incorporation)       I.R.S. employer identification no.)

  54 Kenilworth Road, Mineola, New York            11501
  -------------------------------------            -----
(Address of principal executive offices)        (Zip Code)

                              (516) 741-1352
                              --------------
           (Registrant's telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act:

                                  Name of each exchange on
        Title of each class           which registered
        -------------------       ------------------------
              NONE                  OTC BULLETIN BOARD

Securities registered pursuant to section 12(g) of the Act:

                              (Title of class)
                              ----------------
                   COMMON STOCK, PAR VALUE $.01 PER SHARE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X} No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 14(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by court. Yes [X } No [ ]

The number of shares outstanding of the company's common stock as of December 31, 1999 totaled 62,289,018 shares.

The aggregate market value of the voting stock held by non-affiliates (49,989,687 shares) of the Company on March 5, 2000 was $6,998,556. The price at which the common stock sold on the aforesaid date was $.14.

The report includes audited amended financials for the period ended December 31, 1998 (See page 22 for corrections).

                                  PART I

Item I - Description of Business
--------------------------------

THE COMPANY:

     Kenilworth Systems Corporation (hereinafter called the "Company" or "Kenilworth" was incorporated on April 25, 1968 under the laws of the State of New York.

BUSINESS

The Company currently is engaged in the development, manufacturing, marketing, and operation of "Roulabette", a system that allows casino patrons to play along with live table games in progress, via closed circuit television, on Roulabette terminals located within the casino confines. The Roulabette terminals are similar to slot machines. They have a television screen for viewing the live action from the table games, and a separate touch screen to place the wager. For the first time casino patrons will be able to play along and participate and wager as little as $.25 on an actual in-progress casino table game - Roulette, Craps, Baccarat, and Blackjack. The Roulabette terminals accept bills in all denominations, up to $100, and pay winnings by issuing bar code receipts that are cashed at the casino cage.

     Ultimately the Company will propose to arrange to broadcast the closed circuit casino table game action throughout the United States and the rest of the industrialized world, via digital satellite direct TV programming. This will permit individuals all over the world to view the live action TV broadcast on their television sets, and place wagers with their Personal Computers (PC's), or their TV set with a "Set-Top Box" any time, day or night. To provide 24 hour live casino play, the broadcasts will originate, at different times, from casinos located in Atlantic City, New Jersey, Las Vegas, Nevada, and Monte Carlo, Monaco.

IMPORTANT EVENTS:

     The Company emerged from Chapter 7 bankruptcy proceedings on September 23, 1998 when the Trustee for the Estate of Kenilworth paid, in cash, one hundred percent (100%) of all approved creditors claims and administration fees and expenses out of the $4,424,056 proceeds from the sale of substantially all of the assets of the Kenilworth Estate, recoveries of receivables and interest income. Pursuant to the Asset Sale Agreement, the purchaser was entitled to receive any cash funds remaining up to One Million Dollars ($1.0 million) after all claims were paid in full. Accordingly, $123,652.62 was refunded.

     By virtue of having paid all claims in full (one hundred cents of each dollar claimed), the residual value consisting of approximately eight million dollars ($8,000,000.00) in unexpired net operating tax loss carryforward credits belong to the Company and, in turn, to the shareholders of Kenilworth.

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

     The Company and three casino operators, Golden Nugget, Inc. (Mirage), Del Web, Inc. and Elsinore Corporation, sponsored legislation to permit cashless wagering in the state of Nevada. The legislation, which is in the form of an amendment to existing casino control statutes, permits the use of account cards (debit cards) and was signed into law by Governor Richard H. Bryan on June 13, 1985. The existing regulations for casino play in the state Of New Jersey permit the use of account cards in place of cash in their casinos.


     In April 1988 the Company entered into a contract with the Totalizator Agency Board (the "TAB"), a statutory agency of the State of Victoria, Australia, to design and install computer hardware and software and supply plastic wagering cards for high-tech cashless wagering facilities, called "Tabarets", to be operated by the TAB within the State of Victoria. The first Tabaret opened on November 27, 1990 with 124 Player Activated Terminals ("PATs") which are similar to slot machines except they are played with debit cards instead of coins or tokens, offer variable denomination play and selection of five different games. There are now 13,000 PATs in play at 127 locations that had revenue of Australian $4.5 billion in 1998.

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

                          THE ROULABETTE TERMINAL

     The Roulabette Terminal consists of a personal computer (PC) with two monitors, one of which is outfitted with a touch screen, a variable denomination bill acceptor and a bar code ticket dispenser, all housed within an attractive enclosure, about the size of a typical slot machine. Each terminal is self-sufficient and manages wagers from $.25 to $100 or the equivalent in most any currency.

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

     A player can wager on all positions available at the table game. The winning numbers of the previous 20 games are displayed on the upper screen to assist the player in selecting new wagers. If a player has a problem with the terminal, or disagrees with the winning payoff, there is a spot on the lower screen to call for an attendant.

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

BACCARAT

     When playing Baccarat, the entire table is shown on the upper screen with a wide-angle TV camera. The player either selects the bank (which holds back a 5% commission on all wins) or the player. Cards are confirmed by character recognition.

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

     The Company was to furnish without expense to the casino, all the necessary equipment, including the central computer and communications hardware. The casino operators would only have to provide for the installation of cables required to interconnect the equipment and provide free accommodations for the Company's personnel who would have operated the system during the test. Each of the operators committed a substantial budget for the promotion of the systems.

After the first system was to be in operation for a period of three (3) months, and operated profitably, the New Jersey casino regulatory agency had agreed to commence examining the system for their approval process. The Company expected this process to take at least three (3) months. When the Company had obtained approval from the regulatory agency for its system, the operators would then purchase the system in quantities, for prices stated in the contract, or ask the Company to remove the system.

None of the tests were conducted. The Company sold and installed only one (1) Cashless slot system, which was to the Australian agency which (2) continues to operate the system with 13,000 PAT's in 127 locations. The Company receives no revenue from that operation.

The PAT system became obsolete when the industry installed Dollar Bill acceptors, credit meters, and slot play tracking systems with MVP (most valuable player) cards.

To conduct the tests, the Company will require approximately $3.0 million and until these funds are available to the Company, the test cannot take place.

Industry Background

The gaming industry is comprised of five service industries; (1) traditional pari-mutuel wagering on horse and dog racing; (2) casino, Indian Reservations, and riverboat gambling, (3) lotteries, (4) charitable organization gambling (Bingo and Las Vegas nights), and (5) sports book.

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

For the reasons stated, the Company will ask state lotteries, Off-Track Betting
(OTB) corporations, pari-mutuel race tracks, and other state and federal regulated agencies to manage the wagers from individuals playing along on their PC's, within their state.

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

After the Company obtains permission to play Roulabette in a given state and engages a wager management organization in order to promote satellite digital direct TV to the state's residents, the Company will install the 18 inch dish antenna and converter box required to receive digital TV programming at its own cost, if the subscriber opens a Roulabette wagering account for $300. In addition, the Company will pay the monthly subscription fee to view all digital TV programming offered if the customer wagers at least $100 each month - win, lose, or draw - makes no difference.

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

Global Marketing

When the live casino TV broadcasts are beamed for global viewing, the Company will seek out similar organizations, as proposed for the United States, that can provide the servicing of individual accounts and placement of Roulabette terminals in hotels, clubs, pubs, racetracks, golf clubs, etc. In all instances, the Company plans to offer only profit sharing arrangements to franchisees, which most likely will require leasing all the equipment necessary to the franchisee, to discourage competition.

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

Other Regulations

The manufacture, distribution, sale, and use of slot machines is controlled by state and federal law which also applies to the Company's Roulabette gaming terminals. Certain foreign countries permit the importation, sale, or operation of slot machines. Where importation is permitted, some countries prohibit or restrict the payout feature of the traditional slot machine or limit the operation of slot machines to a controlled number of casinos or casino-like locations. Certain of these jurisdictions also require the licensing of gaming devices. The Company's Roulabette terminals may be considered similar to slot machines and may have to meet these regulations.

Fabrication/Assembly Operation

When the Company receives orders for the Roulabette Wagering System, it plans to assemble/manufacture the initial orders for the tests at a proposed 10,000 square foot industrial facility on Long Island, New York, from standard or specially manufactured (to Company specifications) electronic, TV, and other components purchased from vendors or manufactured by subcontractors. Assembly equipment and tools, benches, racks, and quality control testing equipment required for the assembly operations are not extensive and are readily available. When larger quantities for the system hardware are required, the Company will engage subcontractors to perform the assembly work in the interest of cost efficiency.

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

Research and Development

The Company's product development work will be divided into two areas: hardware and software. Current development efforts will be directed at using off-the-shelf computer equipment, dollar bill acceptors, and bar code receipt printers, in the design for the Roulabette terminals. Software efforts are aimed at component integration with software features unique to the overall closed circuit TV broadcast system and software required to manage the wagers from outside the casino environment.

The Company's research and development costs will be approximately $3,000,000 (three million dollars) over the next six 6) to eight (8) months. Most of that amount will be expended for the salaries and fees for the software programmers and consultants.

Backlog

The Company does not have any backlog.

Insurance

At present, the Company does not maintain any insurance. When employees are hired the Company will maintain liability and Workers Compensation insurance, which will cover injury to employees. In order to attract employees with special skills, the Company may also have to implement a medical insurance plan.

ITEM 2 - PROPERTIES
-------------------

The Company, until it can relocate into larger industrial space, operates out of an office located in the president's private residence at 54 Kenilworth Road, Mineola, NY 11501, rent free.

To conduct the initial phase of the Company's business and casino test program, the Company will have to lease approximately 10,000 square feet of industrial and office space preferably on Long Island, New York, for an annual rent of approximately $60,000. When orders for Roulabette terminals and systems are generated, the industrial space will have to be increased. In prior years, the Company occupied approximately 20,000 square feet of office and industrial space on Long Island.

ITEM 3 - LEGAL PROCEEDINGS
--------------------------

Since emerging from Chapter 7 Bankruptcy Proceedings on September 23, 1998, the Company is not involved in any legal proceedings.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS
--------------------------------------------------------

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

PART II
-------

ITEM 5 -  MARKET PRICES OF THE COMPANY'S COMMON STOCK AND RELATED
          STOCKHOLDER MATTERS.
-----------------------------------------------------------------

(a) After the Company emerged from Bankruptcy Proceedings in September of 1998, its Common Stock resumed trading on the National Association of Security Dealers Automated Over the Counter Market (OTC) Bulletin Board, on October 5, 1998 under the old trading symbol "KENS". The following table sets forth high and low closing sales prices for the Company's Common Stock, as reported on the Bulletin Board and the OTC Pink Sheets.

         4th Quarter                       Low Bid                    High Bid
         Through December 31, 1998          $.005                      $.05

         1st Quarter
         Through March 5, 1999               $.08                      $.20

         2nd Quarter
         Through June 30, 1999               $.05                      $.08

         3rd Quarter
         Through September 30, 1999          $.05                      $.08

         4th Quarter
         Through December 31, 1999         $.02.5                      $.08

         1st Quarter
         Through March 31, 2000              $.07                      $.29

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

Description of the Company's Securities

Common Stock

The authorized capital stock of the Company consists of 100,000,000 Common Shares, $.01 par value ("Common Stock"), of which 62,289,018 shares are issued and outstanding as at December 31, 1998.

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

ITEM 6 - SELECTED FINANCIAL DATA
--------------------------------

Operations for the years ended December 31, 1999, 1998, 1990, 1989 and 1988.

                                       Summary of Operations
                       1999         1998           1990          1989        1988
Net sales
 from operations     $    -0-   $       -0-    $ 3,316,040    $1,940,832   $1,745,486
Other income         $    -0-   $ 4,300,403
Payments of
  Liabilities        $    -0-   $(8,767,921)
Earnings (loss)      $(11,830)  $(4,475,430)   $(1,186,737)   $ (735,288)  $ (251,954)
Earnings (loss)
  per common share   $   (.01)        $(.07)         $(.02)        $(.02)      $(.005)
Fully diluted        $   (.01)        $(.02)         $(.02)       $(.005)      $(.005)
CAPITAL RESOURCES
as of December 31,
Total assets              -0-   $        -0-   $ 7,846,169    $7,724,687   $8,551,288
Current assets       $  9,034   $    16,000    $ 1,118,735    $  842,959   $1,330,635
Current liabilities  $    242   $     7,912    $ 3,670,901    $1,810,105   $2,901,418
Stockholders' equity $  8,792   $       -0-    $ 4,175,268    $4,194,582   $5,649,870

ITEM 7 - MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
----------------------------------------------------------------------

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

Thus, the Company emerged from bankruptcy proceedings with no assets, no liabilities, and approximately $8,000,000 in available carry-forward income tax credits.

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

To conduct these two tests will require $3,000,000 to; a) purchase computers, digital television broadcast equipment and table games; and, b) defray the cost of the facility and pay the salaries of six (6) employees who are specialists in software design, TV broadcasts, and mechanical design, for a period of eighteen
(18) months, and from time to time, consultants who will assist the design team.

Unless the Company is able to obtain these funds, none of the tests and initial development work can commence.

The Company plans to obtain the necessary funding by offering in a Private Placement, Common Shares, Cumulative Convertible Preferred Shares and/or by the sale of limited joint venture participations in future Roulabette franchises.

When the tests are completed and the Company has obtained licenses from the gaming control regulators for the sale of Roulabette systems to U.S. casinos, the Company will obtain production financing from regular banking sources to finance the manufacturing of the Roulabette terminals leased or sold.

Results of Operations

Since the Company emerged from bankruptcy proceedings on September 23, 1998, the Company had no revenue from operations, and therefore sustained losses from general administration expenses amounting to $11,830 in 1999 and $7,912 in 1998.

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

Our financial statements, the accompanying notes and the Report of Independent Accountants that are filed as part of this Report are listed under Item 14 "Exhibits, Financial Statements Schedules and Reports on Form 8-K" and are set forth on pages F-1 through F-9 immediately following the signature page of this Report.

ITEM 9 - CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE
-----------------------------------------------------------------

For more than ten (10) years prior to the Company entering Chapter 7 Bankruptcy proceedings in February 1991, The Company's financials were audited annually by Arthur Yorkes & Company. The Company had planned to again engage Arthur Yorkes & Company to conduct an audit of its financials for the December 31, 1999 Annual Report, when Arthur Yorkes & Company informed the Company that they may have a conflict of interest in conducting audits for the Company. Since an immediate determination of the possible conflict of interest could not be made, The Company engaged new Independent Auditors.

PART III
--------

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

The names, ages and positions held by each of the Company's directors and executive officers are as follows:

Name
Herbert Lindo           73      Chairman of the Board,
                                        President and Treasurer.
Joyce Clark             55      Director and Financial Officer
Kit Wong                64      Director
Betty Sue Svandrlik     53      Vice President and Secretary

All the directors are also members of the Executive Committee. The directors serve for a term of one year and until their successors are elected and assume office.

Herbert Lindo has held his present position since March 1972.

Joyce Clark became a director and the financial officer in October 1998.

Kit Wong was elected to the Board of Directors in October, 1999 as an "Outside Director".

Betty Sue Svandrlik became a vice president and secretary in October 1998. She has been in the employ of the Company since August 1978, as office manager and assistant secretary.

Family Relationship

Joyce Clark and Betty Sue Svandrlik are sisters.

Business Experience

Herbert Lindo is the founder of the Company.

Joyce Clark is the controller of a private wholesale door and window Manufacturer for more than five years. She has a degree in accounting.

Kit Wong is a member of the Board of Directors of Plastic Recycling Corp. (a public company). Before semi-retiring, he was an environmental engineer and consultant to the EPA (Environmental Protection Agency). He is the President and Chairman of the Board of XZL Corp. which operates restaurants primarily in the state of New Jersey.

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

ITEM 11 - EXECUTIVE COMPENSATION
--------------------------------

None of the present executives, until the Company is in full profitable operation, will receive any compensation. When the Company turns profitable, the executives will receive compensation approved by the Compensation Committee of the Board of Directors.

Directors are reimbursed for out-of-pocket expenses.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a) Security Ownership of Certain Beneficial Owners

Other than as set forth in subparagraph (b) below, no person is known to the Company as the beneficial owner of more than 5% of its common stock.

(b) Security  Ownership of Management

The table below reflects the beneficial ownership of the shares of the Company's Common Shares as of December 31, 1999, owned by each director and all directors and officers of the Company as a group. The table also reflects the percentage of the common shares owned by the persons indicated.

                                    Number of Shares
Title, Name and Address of Owner          Owned               % of Class
--------------------------------    ----------------          ----------

Herbert Lindo                         10,333,132 (a)             17.00
Chairman and President
54 Kenilworth Road
Mineola, NY 11501

Joyce Clark                              100,000 (b)               .01
Vice President and Director
115 Old Farmingdale Road
West Babylon, NY 11704

Betty Sue Svandrlik                       54,200                  .01
Vice President and Director
35 Greenhaven Drive
Port Jefferson, NY 11776

Jeffrey Lindo (more than 5%)           5,331,000 (c)             8.81
162 Sycamore Circle
Stony Brook, NY 11790

Kit Wong                                      -0-                 -0-
Director
6 Princeton Place
Princeton Junction, NJ 08550

All officers and directors
 as a group                          10,487,332                  17.10

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

By  Herbert Lindo                           Date:  March 28, 2000
  Herbert Lindo, Director

By  Joyce Clark                             Date:  March 28, 2000
  Joyce Clark, Director

By  Kit Wong                        Date:  March 28, 2000
  Joyce Clark, Director

AMENDMENT TO 1998 FINACIALS:

The financials include amendments made to the financials filed for the period ended December 31, 1998 which consists of (a) a reduction of the NOL carry-forward to approximately $8,000,000, (b) the earlier recording of a $6,000,000 and $10,000 convertible notes, which were converted.

PART IV
-------

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
          REPORTS ON FORM 8-K
------------------------------------------------------

(a)      (1)      Financial Statements
Independent Auditor's Report                                          F-1

Consolidated balance sheets as of December 31, 1999 and 1998          F-2

Consolidated statement of operations and deficit for the periods beginning January 1, 1991 to November 23, 1998, November 24, 1998
to December 31, 1998,and for the year ended December 31, 1999 and
1998                                                                  F-3

Consolidated statement of cash flows for the periods Beginning
January 1, 1991 to November 23, 1998, November 24, 1998 to
December 31, 1998, and for the year ended December 31, 1999           F-4

Consolidated statement of changes in stockholders equity
(deficit) for the periods beginning January 1, 1991 to November
23, 1998, November 24, 1998 to December 31, 1998, and for theyear
ended December 31, 1999                                               F-5

Notes to consolidated financial statements.                           F-6 - F-9

(a)      (3)      Exhibits

Exhibit
No.

2(1)*   Notice to shareholders dated September 21, 1998.

2(2)* Notice of filing Final Accounts of Trustee of Hearing on Applications for Compensation (and of Hearing on abandonment of property by the Trustee) 1998.

2(3)*   Applications for Compensation for Trustee's Attorneys and Accountants
        1998.

2(4)*   List of creditors paid by Trustee 1998.

2(5)*   Order approving Trustee's Final Account 1998.

2(6)* Order directing Trustee to abandon books and records of Debtor to the Debtor by the President, Herbert Lindo 1998.

2(7) Former Independent Auditors letter declining to continue to audit the Company's financials because of a conflict of interest.

2(8)    Form of convertible Notes sold by the Company.

2(9)    Minutes of Board of Directors Meetings held in October 12, 1999.


* Filed as an exhibit on Form 10-K, dated November 23, 1998 (File No. 0-08962) and incorporated herein by reference.

(b) Reports on Form 8-K

The Company filed Current reports on Form 8-K on December 9, 1998, April 20, 1998 and March 15, 2000.

CONVERTIBLE PROMISSORY NOTE

$0,000                                                       Dated:         1999
                                                             Due:           2000

        FOR VALUE RECEIVED, KENILWORTH SYSTEMS CORPORATION, a New York corporation (herein called the "Company"), Promises to pay to the order of _________________ ____________________________________________ (herein called the "Holder") or registered assigns, at the principal office of the Company (presently located at 54 Kenilworth Road, Mineola, New York 11501) in lawful monies of the United States of America, the principal sum of ______________________ DOLLARS (received by the Company in cash) with accrued and unpaid interest thereon, at the prevailing prime rate as quoted by Citibank, on or before June 14, 2000. The first quarterly interest accrual date on the unpaid principal amount shall be ___________________ and all other accrual dates every three months thereafter.

        This note may be prepaid in whole or in part at any time and from time to time, without penalty, but with interest on the amount prepaid to the date of prepayment.

        The Holder of this note has the right at any time through _____________ 2000, to convert all or any part of the indebtedness represented by this note, including the accrued interest, through the date of conversion, into fully paid and non-assessable common stock, par value $.01 per share, of the Company at the conversion price of one (1) share for the lower of (a) $.06 per share or (b) the bid price, at any time from date hereof to date of exercise, for the shares of the Company as traded in the public market, of unpaid principal and accrued interest. If the Holder shall elect to exercise such conversion right, then he/she shall notify the Company, in writing of such election, specifying the principal amount and interest to be converted, and shall, if the Note shall be converted in full, surrender the Note to the Company for cancellation and, if this Note be converted in part, shall surrender this Note to the Company so that there may be endorsed thereof the reduction of the principal and interest the same which has been converted, after which the Note shall be returned to the Holder.

        Prior to due presentment for registration or transfer of this Note, the Company and its agents may deem and treat the person in whose name this Note shall be registered upon the books of the Company as the absolute owner of this Note (whether or not this Note shall be overdue and notwithstanding any notation of ownership or other writing thereon) for the purpose of receiving payment of or on account of the principal hereof and interest due hereon and for all other purposes, and neither the Company nor its agents shall be affected by any notice to the contrary.

        Neither this Convertible Promissory Note nor the common shares issuable on conversion thereof (in whole or in part) have been registered under the Securities Act of 1933 (the "Act") and may not be sold, transferred, pledged, or offered for sale in the absence of an effective registration statement relating to these securities under said Act, or an opinion of counsel to the Company that such registration is not required, or an exemption from the Act is available.

        If during the convertible period of this Note the Company shall (i) pay a stock dividend or make a distribution of its common stock into a greater number of shares, (ii) combine its outstanding stock into a smaller number of shares, or (iii) issue by reclassification of its common stock any shares of capital stock of the Company then the conversion right shall be adjusted so that the holder thereof, if he/she shall elect to convert the same, after the record date or the effective date of any such event as the case may be, shall be entitled to receive the number of shares of common stock or other capital stock of the Company which he/she would have owned or have been entitled to receive after any of the events described above, had the Note been converted at the record date in the case of a stock dividend or stock distribution or the effective date in the case of a sub-division, combination or reclassification.

        The Company agrees that in the event it shall hereafter file a registration statement under the Act which includes shares on behalf of any shareholders, that it will give notice in writing of said registration to the Holder thereof. In the event the Holder shall in writing addressed and delivered to the Company elect to exercise such conversion right hereinbefore granted within the time period specified in said notice, then the Company agrees to include so much of said stock as the Holder shall be entitled to receive as a result of said conversion proportionately to the other shareholders included in the registration statement and to file same with the Securities and Exchange Commission and agrees to use its best efforts to cause the same to become effective under the said Act as promptly as possible, so that the stock may be publicly offered and sold by the Holder after such effectiveness in compliance with the requirements of said Act and other applicable provisions of federal and state securities laws.

        If this Note is not paid when due, whether at maturity or by acceleration by other events, the Company agrees to pay reasonable costs of collection and such costs shall include without limitation all costs, attorney's fees and expenses incurred by the Holder hereof in connection with any insolvency, bankruptcy, reorganization, arrangement or similar proceedings involving the Company, or involving any endorser or guarantor hereof, which in any way affect the exercise by the Holder hereof of his/her rights and remedies under this Note.

        Presentment, demand, protest, notices of protest, dishonor and non-payment of this Note and all notices of every kind are waived.

        The issuance and execution of this Note has been authorized and approved by the Board of Directors of the Company.

        The terms "Company" and "Holder" used herein shall be construed to include their respective heirs, personal representatives, successors, subsequent holders, and assigns.

        This Convertible Promissory Note shall be enforced in accordance with the laws of the State of New York, U.S.A., and shall be construed in accordance thereof.

        IN WITNESS WHEREOF, the undersigned has executed this Convertible Promissory Note as of the day and year first above written.

                                   KENILWORTH SYSTEMS CORPORATION

                                   By:  Herbert Lindo
                                        ----------------------------------
                                        Herbert Lindo, President

ATTEST:

* * * * * * * * * *
--------------------

In the event of conversion, the Holder agrees to accept any shares for investment and consents to the endorsement on said shares of an appropriate legend

* * * * * * * * * *
-------------------

                Minutes of the Board of Directors Meeting of
                       Kenilworth Systems Corporation

A meeting of the Board of Directors of Kenilworth Systems Corporation was held at the Company's offices at 54 Kenilworth Road, Mineola, NY 11501, on the 12th day October 1999 at 7:00PM.

The following individuals were present:
Herbert Lindo,    Director
Joyce Clark,      Director

which constitutes all of the Directors. In addition, Mrs. Betty Sue Svandrlik, the Company's Secretary attended the meeting. Mr. Lindo acted as Chairman and Mrs. Svandrlik served as Recording Secretary.

The Chairman opened the meeting and asked the Secretary of the Company to read the minutes of the last Board of Directors Meeting held on December 11, 1998. Upon motion duly made and seconded and unanimously approved, the minutes were accepted by the Board as read.

The Chairman then advised members of the Board that this meeting was called to nominate and elect Mr. Kit Wong as an outside Director to the Board of Directors of this Company. He explained to the members that the Securities and Exchange Commission ("SEC") now requires public companies to have so called "Outside Directors", who are not officers of the Company, to vote on officers salaries and stock options. At present the Company does not have any salaried officers nor a stock option plan. He explained that when he interviewed members of law firms to represent the Company in SEC matters, he discovered that insurance companies that insure SEC law firms require that their clients have Outside Directors on their boards. To meet this requirement Mr. Wong has agreed to serve in that position on the Board.

After a brief discussion, Mr. Lindo nominated Mr. Wong to become a member of this Company's Board of Directors. Upon motion duly made and seconded, Mr. Wong was elected to the board of Directors of the company. There being no further business upon motion duly made, seconded and unanimously carried, the meeting was adjourned at 7:30PM.

Date:  December 10, 1999

      Betty Sue Svandrlik
--------------------------------
  Betty Sue Svandrlik, Secretary

                         INDEPENDENT AUDITORS' REPORT



To the Board of Directors of
Kenilworth Systems Corporation


We have audited the accompanying consolidated balance sheets of Kenilworth Systems Corporation as of December 31, 1999 and 1998 and the related statement of operations and deficit, stockholders' equity (deficit) and cash flows for the period from November 24, 1998, December 31, 1998 and the year ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kenilworth Systems Corporation as of December 31, 1999 and 1998 and the results of operations and its cash flows for the period from November 24, 1998 to December 31, 1998 and the year ended December 31, 1999 in conformity with generally accepted accounting principals.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has recently emerged from bankruptcy and has not yet commenced operations. Future operations are contingent on obtaining funding. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Peter C. Cosmas Co., CPA's

New York, New York
March 30, 2000

              KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS, as of
                       December 31, 1999 and 1998

                         ASSETS

                                                              1999                     1998

 Cash                                                     $          2             $         --

 Due from related party                                          9,032                   16,000
                                                          ------------             ------------
     TOTAL ASSETS                                         $      9,034             $     16,000
                                                          ============             ============

        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accrued Liabilities                                       $        242             $      7,912

Convertible Promissory Note Payable                                  0                   10,000
                                                          ------------             ------------

    TOTAL LIABILITIES                                     $        242             $     17,912

Common Stock, $.01 par value, authorized
 100,000,000 shares; issued and outstanding
 60,877,352 in December 31, 1998 and
 62,289,018 in December 31, 1999                               622,890                  608,773

Paid in capital                                             23,784,763               23,776,346

Deficit                                                    (24,398,861)             (24,387,031)
                                                          ------------             ------------

    TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                         8,792                   (1,912)
                                                          ------------             ------------
    TOTAL LIABILITIES                                            9,034                   16,000
      AND STOCKHOLDERS' EQUIY (DEFICIT)                   ============             ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS of OPERATION and DEFICIT
             For the periods January 1, 1991 to November 23, 1998,
                     November 24, 1998 to December 31, 1998
                      and the year ended December 31, 1999

                           Year Ended       Nov. 24, to    Jan. 1, 1991
                          DEC. 31, 1999    Dec. 31, 1998   NOV. 23, 1998
Revenues:
 Sales                      $     -0-        $     -0-        $     -0-

Costs and Expenses:
 Selling, general
 and administrative
 expenses                     11,636            7,912               -0-
 Interest expense (income)       194               -0-              -0-
   Total Costs and            11,830            7,912               -0-
   Expenses
     Net income (loss)
      before other income
      and (losses)           (11,830)          (7,912)              -0-

OTHER INCOME AND (LOSSES):
 Sale of assets                  -0-               -0-      $3,676,347
 Other gains                     -0-               -0-         108,000
 Interest income                 -0-               -0-         516,056
   Total Other
   Income                        -0-               -0-       4,300,403
 (a) Payment of liabilities
     net of eliminations         -0-               -0-             -0-
 (b) bankruptcy costs            -0-               -0-             -0-
 (c) elimination of assets       -0-               -0-             -0-
 (d) cancellation of
     treasury stock              -0-               -0-      (8,767,921)
   Other losses                  -0-               -0-      (4,467,518)
     Net income (loss)      (11,830)           (7,912)      (4,467,518)
Deficit - Beginning
   Of year              (24,387,031)      (24,379,119)     (19,911,601)
Deficit - End of
   Of year             $(24,398,861)     $(24,509,784)    $(24,379,119)
                        =============     =============    =============
Earnings (Loss) per
   Share of
   common stock (Note 5)    $-0-              $-0-            ($.07)
Average number of
   shares outstanding   62,049,130        60,509,784       60,477,352
                        ==========        ==========       ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

              KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES

                            STATEMENTS of CASH FLOWS
                   for the periods ending November 23, 1998,
                    December 31, 1998 and December 31, 1999

                                Year Ended    Nov. 24, to    Jan. 1, 1991
                               DEC. 31, 1999  Dec. 31, 1998  NOV. 23, 1998
CASH FLOWS USED IN
   OPERATING ACTIVITIES

Net Loss                         $(11,830)       $(7,912)       $    -0-
Adjustments to reconcile
 net income to net cash
 used in operating activities
 (Increase) decrease in due
 from related party                 6,968             -0-            -0-
Decrease in accrued
 Liabilities                         (330)         7,912             -0-
      TOTAL ADJUSTMENTS             6,638          7,912             -0-

      NET CASH USED IN
       OPERATING ACTIVITIES        (5,192)            -0-            -0-

CASH FLOWS FROM
   FINANCING ACTIVITIES
Proceeds from issuance of
 convertible  promissory note       5,194             -0-            -0-
Net Increase (Decrease) in cash         2             -0-            -0-
CASH - BEGINNING OF PERIOD             -0-            -0-            -0-
CASH - END OF PERIOD                    2             -0-            -0-


Non-cash transactions:

The Company issued convertible promissory notes on November 13, 1998 and December 29, 1998 in exchange for receivable from a related party in the amounts of $6,000 and $10,000 respectively. These notes were later converted to 400,000 and 477,666 shares of common stock during the period November 24, 1998 and December 31, 1998, respectively.

The Company issued common stock in lieu of payment for services rendered in the amount of $7,340, during the year ended December 31, 1999.

During the period ending December 31, 1999, 200,000 shares of Common Stock were issued for no consideration.

In connection with the emergence from bankruptcy the trustee distributed $4,300,403 for the payment of priority liabilities and bankruptcy costs.

The accompanying notes are an integral part of these consolidated financial statements.

              KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS of
                         STOCKHOLDERS' EQUITY (DEFICIT)
                for the year ended December 31, 1999, the periods
                beginning November 24, 1998 to December 31, 1998,
                      January 1, 1991 to November 23, 1998
                 and the years ended December 31, 1990 and 1989

                                                                          Additional
                                               Common Shares                Paid-in         Retained
                                            Shares          Amount          Capital         Earnings
                                         ------------    ------------    ------------     ------------
Balances, December 31, 1990              $ 60,477,352    $    604,773    $ 23,774,346     $(19,911,601)
Net Loss                                           --              --              --     $ (4,467,518)
Balances, February 23, 1998              $ 60,477,352    $    604,773    $ 23,774,346     $(24,379,119)
Balances, November 23, 1998              $ 60,477,352    $    604,773    $ 23,774,346     $(24,379,119)
Issuance of Common Stock                      400,000           4,000           2,000
Net Loss                                           --              --              --     $     (7,912)
                                         ------------    ------------    ------------     ------------
Balances, December 31, 1998              $ 60,477,352    $    608,773    $ 23,776,346     $(24,387,031)
Issuance of Common Stock in
 connection with conversion of debt           477,666           4,777          10,417
Issuance of Common Stock For services         734,000           7,340
Non-Cash Issuance of Securities               200,000           2,000          (2,000)    $    (11,830)
Net Earnings
                                         ------------    ------------    ------------     ------------
Balances December 31, 1999               $ 62,289,018    $    622,890    $ 23,784,763     $(24,398,861)
                                         ============    ============    ============     ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

               KENILWORTH SYSTEMS CORPORATION and SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Summary of Significant Accounting Policies

The Company and Nature of Business

Kenilworth Systems Corporation (the "Company") was incorporated in New York in April 1968 and is now engaged in the business of developing, manufacturing, and operating of casino machines, named Roulabette" terminals.

The Company was in bankruptcy proceedings under Chapter 7 and 11 of the Bankruptcy Code for the period from August 27, 1982 through September 23, 1998. (See Note 2). For the period of February 5, 1991 through September 23, 1998 the Company ceased all operations. The Company emerged from Chapter 7 bankruptcy on September 23, 1998 and plans to be engaged in the development, manufacturing, marketing and operation of "Roulabette", a system that allows casino patrons to play along with live table games in progress, via closed circuit television, on "Roulabette" terminals located within the casino confines.

Principals of Consolidation

The consolidated financial statements include the accounts of Kenilworth Systems Corporation and its wholly owned subsidiaries: Video Wagering Systems Corporation and Roulabette Corporation. Neither subsidiary has any assets or liabilities.

In September 1986 the Company exchanged 466,000 shares of its common stock for all of the outstanding common stock of Video Wagering Corporation ("Video"). This transaction was accounted for under the purchase method of accounting.

Earnings Per Share

The Company computes and presents earnings (loss) per share in accordance with the requirements of Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share".

Basic loss per share is based on the weighted-average number of shares of common stock outstanding for the period, which were ($.00), ($.00) and ($.07) for the year ended December 31, 1999, the period November 24, 1998 to December 31, 1998 and the period January 1, 1991 to November 23, 1998, respectively.

Diluted earnings per share has not been presented in the accompanying financial statements because the effect of assumed conversion of convertible promissory notes was anti-dilutive.

Income Taxes

The Company uses the liability method to account for income taxes in accordance with requirements of SFAS No. 109.

Use of Estimates in the Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Fair Value of Financial Instruments

The Company's financial statements include cash, receivables and accounts payable. Due to the short-term nature of these instruments, the fair value of these instruments approximates their recorded values. Convertible promissory notes at December 31, 1998, are stated at fair market value, which management believes equal to their cost.

NOTE 2 - Bankruptcy Proceedings

Throughout the 1980's the Company experienced working capital shortages that resulted in the Company filing a voluntary petition for reorganization under Chapter 11 of the United States bankruptcy Code. From August 31, 1982 to June 7, 1985 the Company operated during reorganization proceedings. On June 7, 1985, a United States Bankruptcy Judge confirmed the Company's Plan of Reorganization. On April 27, 1988, the Bankruptcy Court entered a final decree in the case. On October 27, 1988, the case was re-opened on grounds the Debtor failed to consummate its plan of reorganization and on February 25, 1991 the case was converted to a case under Chapter 7 of the Bankruptcy Code. By order of the Court dated June 19, 1991 the Chapter 7 was reconverted to a case under Chapter 11 of the Bankruptcy Code. A second plan of reorganization was approved and a second order of confirmation was entered in connection with the Chapter 11 case on October 2, 1991. However, the Debtor was unable to consummate its second plan of reorganization, and by order dated November 25, 1991, the case was reconverted to a case under Chapter 7 of the bankruptcy Code.

From February 1991 through September 1998, the Company was inactive. In September 1998 a United States Bankruptcy Judge in the Eastern District of New York approved the Final Report and Accounts submitted by the Chapter 7 Trustee of the Estate of Kenilworth and after obtaining approval from the U.S. Trustee, Kenilworth made a 100% cash distribution to the creditors and paid in full all administrative fees and expenses. The Company emerged from Bankruptcy on September 23, 1998 with no assets and no liabilities. For the period September 24, 1998 through November 23, 1998 the Company was in the process of monitoring the payments by check t o the creditors. No other activity occurred during that period.

NOTE 3 - Convertible Promissory Notes

At November 23, 1998, the Company had outstanding a convertible promissory note for $6,000 bearing interest at prime and maturing on November 13, 1999. The holder of the note had the right to convert all or part of the note into fully paid non-assessable common stock at various stated conversion prices. The note was converted by the holder into 400,0000 shares of common stock on December 29, 1998.

At December 31, 1998, the Company had outstanding a convertible promissory note in the amount of $10,000, bearing interest at prime and maturing on December 29, 1999. The holder of the note had the right to convert all or part of the note into fully paid non-assessable common stock at various stated conversion prices. The note was converted by the holder into 333,334 shares of common stock on January 7, 1999.

NOTE 4 - Income Taxes

The Company is a "C" Corporation for tax purposes.

The Company estimates that it has available approximately $8,000,000 in net operating loss carryforwards, of which approximately $4,000,000 will expire at various dates through 2005 with the remaining amount expiring at various dates through 2018. Utilization of the NOL carryforward may be limited under various sections of the Internal Revenue Code depending on the nature of the Company's operations.

The Company has a deferred tax asset of approximately $2,800,000 arising from its net operating loss carryforwards. The deferred tax asset has been fully reserved due to the uncertainty of future realization.

NOTE 5 - Going Concern Uncertainty

As indicated in Note 2, the Company emerged from Chapter 7 in September 1998 and has not yet commenced operations. These factors create uncertainty as to the Company's ability to operate as a going-concern. Management plans to develop a wagering system, called "Roulabette", that allows patrons to play along with live casino table games. The first step in the plan is to conduct testing. Unless the Company is able to obtain sufficient funds, none of the tests and initial development work can commence. The Company plans to obtain the necessary funding by offerings its common stock, or private placement, Senior Cumulative Convertible Preferred Shares, or selling limited joint venture participants in future Roulabette franchises.

If initial testing is successful, the second step is to obtain the proper licenses from the gaming control regulators. Upon successful licensing, the Company plans to obtain financing from regular banking sources to finance the manufacturing of the Roulabette terminals.

The accompanying financial statements have been prepared assuming the Company is a going-concern and do not reflect adjustments, if any, that would be necessary if the Company were not a going-concern.

NOTE 6 - Related Party Transactions

Due from related party at November 23, 1998 and December 31, 1998 represents a receivable from a stockholder of the Company in connection with the issuance of convertible promissory notes.