Form 10-Q
period 2000-03-31
KENILWORTH SYSTEMS CORP
filed 2000-05-15
CIK 55234

	UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	WASHINGTON, D.C. 20549

	FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 OR 15(D) of the Securities
     	Exchange Act of 1934

     	For the quarterly period ended MARCH 31, 2000

                                      OR

[ ]  	Transition report pursuant to Section 13 or 15(D) of the Securities
     	Exchange Act of 1934 (No Fee Required)

     	For the transition period from ________ to _______

                       Commission File Number: 0-08962
                       -------------------------------

                        KENILWORTH SYSTEMS CORPORATION
                        ------------------------------
            (Exact name of registrant as specified in its charter)

                New York                        13-2610105
                --------                       	----------
     	(State of incorporation)       (I.R.S. employer identification no.)

  54 Kenilworth Road, Mineola, New York            11501
  -------------------------------------  	         -----
(Address of principal executive offices)        (Zip Code)

                              (516) 741-1352
                              --------------
           (Registrant's telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act:

                                  	   Name of each exchange on
        Title of each class                which registered
        -------------------       	   ------------------------
              NONE                  	OTC PINK SHEETS

Securities registered pursuant to section 12(g) of the Act:

                              (Title of class)
                              ----------------
                   COMMON STOCK, PAR VALUE $.01 PER SHARE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

The number of shares of common stock, $.01 par value outstanding as of March 31, 2000:
	63,582,768

	KENILWORTH SYSTEMS CORPORATION

	INDEX TO FORM 10-Q

PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

Consolidated Condensed Balance Sheets as of March 31, 2000
(unaudited) and December 31, 1999

Consolidated Condensed Statement of Operations for the three month periods ended March 31, 2000 and 1999
(unaudited).

Consolidated Condensed Statements of cash flows for the three month periods ended March 31, 2000 and 1999
(unaudited).

Notes to Consolidated Condensed Financial Statements
(unaudited)

Item 2.  	Management's Discussion and Analysis of
Financial Condition and Results of Operations
(unaudited)

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings:
None

Item 2.	Change In Securities:
None

Item 3.	Default Upon Senior Securities:
None

Item 4.	Submission of Matters to a vote of Securities Holders:

Item 5.	Other Information:
None

Item 6.	Exhibits and Reports on Form 8-K

Signature

Financial Data Schedule (for electronic filing purposes)

	KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES
	CONSOLIDATED BALANCE SHEETS, as of

   ASSETS			March 31		December 31
  2000		   1999
           			     -------------	-----------   (unaudited)


Cash  					          $        6,746	$          2

Due from related party		  	    	    $        6,301      $      9,032
                                		    --------------      ------------
    TOTAL ASSETS        			    $       13,047	$      9,034
                        			    ==============     	============

	LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accrued Liabilities     		          $       20,702      $        242

Convertible Promissory  		          $        5,000      $         0
Note Payable				 	    --------------      ------------

    TOTAL LIABILITIES   			    $      25,702       $        242
Common Stock, $.01 par value, authorized
100,000,000 shares; issued and outstanding
62,289,018 in December 31, 1999 and
63,582,768 in March 31, 2000
    $      633,890  	$    622,890

Paid in capital           			    $   23,784,763	$ 23,784,763
Deficit                   			       (24,431,308)     (24,398,861)
 	     ---------------	------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)  	    $      (12,655)     $      8,792
        			     ---------------    ------------
TOTAL LIABILITIES 	                              13,047	       9,034
AND STOCKHOLDERS' EQUITY (DEFICIT)      	    ================    ============

                The accompanying notes are an integral part of these consolidated financial statements.

	KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES
	CONSOLIDATED CONDENSED STATEMENTS of OPERATION and DEFICIT
	    (Unaudited)

       								Three month ended
         								    March 31
                              2000                1999
    --------------	------------
Revenues:
Sales                     			    $   -0-             $    -0-

Costs and Expenses:
Selling, general
and administrative					     32,447             2,954
expenses             							  	        194
Interest expense (income)
Total Costs and        									3,148
Expenses
Net income (loss)
before other income
and (losses)        							     	     (3,148)

Net income (loss)    				          (32,447) 	     (3,148)
Deficit - Beginning
   Of year              				(24,398,861)	(24,387,031)
Deficit - End of
   Of year             				      (24,431,308)     $(24,390.179)
                        				============     =============
Earnings (Loss) per
Share of							$    -0-	     $    -0-
common stock (Note 5)
Average number of						  63,582,768       62,289,018
shares outstanding  				     ==============   =============

                The accompanying notes are an integral part of these consolidated financial statements.

              KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES
                   CONDENSED STATEMENTS of CASH FLOWS
	(unaudited)

Three month ended
    March 31
                            2000                1999
    --------------	------------

CASH FLOWS USED IN
OPERATING ACTIVITIES

Net Loss                         		    $(32,447)		$(3,148)
Adjustments to reconcile
net income to net cash
used in operating activities
(Increase) decrease in due
from related party                 		    $  3,481
Increase(Decrease)in accrued
Liabilities                       		    $ 23,098		 (7,637)
    --------------	------------
      TOTAL ADJUSTMENTS

      NET CASH USED IN
      OPERATING ACTIVITIES        		    $ 17,500 		$(10,785)

CASH FLOWS FROM
Conversion of Promissory Notes		    $ 12,500
FINANCING ACTIVITIES
Proceeds from issuance of
convertible Promissory Note                   $  5,000
Net Increase (Decrease) in cash
CASH - BEGINNING OF PERIOD         		    $	     2		$         85
CASH - END OF PERIOD                    		 6,746		       6,746

Non-cash transactions:

	KENILWORTH SYSTEMS CORPORATION and SUBSIDIARIES
	NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

NOTE 3 - Convertible Promissory Notes

At March 31, 2000, the Company had outstanding a convertible promissory note for $5,000 bearing interest at prime and maturing in March, 2001. The holder of the note has the right to convert all or part of the note into fully paid non-assessable common stock at various stated conversion prices.

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

NOTE 5 - Going Concern Uncertainty

As indicated in Note 2, the Company emerged from Chapter 7 in September 1998 and has not yet commenced operations. These factors create uncertainty as to the Company's ability to operate as a going concern. Management plans to develop a wagering system, called "Roulabette", that allows patrons to play along with live casino table games. The first step in the plan is to conduct testing. Unless the Company is able to obtain sufficient funds, none of the tests and initial development work can commence. The Company plans to obtain the necessary funding by offerings its common stock, or private placement, Senior Cumulative Convertible Preferred Shares, or selling limited joint venture participants in future Roulabette franchises.

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

Due from related party at March 31, 2000 and December 31, 1999 represents a receivable from a stockholder of the Company in connection with the issuance of convertible promissory notes.

ITEM 2 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


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

The first step will be to conduct a three (3) month test of the system at the proposed Company facility and, after successfully completing the test, to test a system at a casino preferably located in Atlantic City. Each test will be with ten (10) Roulabette terminals.

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

Results of Operations

Since the Company emerged from bankruptcy proceedings on September 23, 1998, the Company had no revenue from operations, and therefore sustained losses from general administration expenses amounting to $32,447 during the quarterly period ended March 31, 2000, $11,830 in 1999.

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

Item 4. Submission of Matters to a vote of Securities Holders:

The Company has not held a meeting of shareholders since 1988 because the cost of soliciting proxies and holding a meeting for the large number of persons (approximately 11,000) who own its shares is excessively costly. The directors and officers continue to serve under provisions of the By-Laws which allow them to continue in office until their successors are elected and take office.

At the next Annual Meeting of Shareholders the shareholders of the Company will be asked to ratify the following: (a) An amendment to the Company's Certificate of Incorporation to increase the authorized number of Common
Shares from 61,000,000 shares to 100,000,000 shares, and to permit the Company's Board of Directors, without further action by the shareholders, to issue from time to time up to 1,000,000 authorized but unissued shares of Preferred Stock, and to fix and determine the terms, limitations, relative rights and preferences of the Preferred Stock, in order to obtain financing, capital and/or acquire other businesses that can improve the performance or growth of the Company. When any shares of Preferred Stock are issued, certain rights of their holders may affect the rights of the holders of Common Stock. In addition to any other powers conferred on the Preferred Stock, holders of the Preferred Stock would have, under New York General Corporation Law, the right to vote as a separate class on any increased, decrease or change in the rights of the Preferred Stock. The affirmative vote of a majority of the outstanding shares of Preferred Stock would be required for approval of any such increase, decrease, or change. The authority of the Board of Directors to issue shares of Preferred Stock with characteristics it determines (such as preferential voting, conversion redemption and liquidation rights) may have a deterrent effect on persons who might wish to make a takeover BID to purchase shares of the Company at a price which might be attractive to its shareholders. However, the Board of Directors must fulfill its fiduciary obligation to the Company and its shareholders in evaluating any takeover BID; and (b) The creation of a stock option and stock award plan (the "Plan") which will authorize the grant of options to purchase common shares of the Company to key employees
(including directors who are employees), which may be "incentive stock options" (ISO's) within the meaning of Section 422 of the Internal Revenue
Code of 1986, as amended, or non-qualified options. The Plan also will provide for the grant of stock appreciation rights and stock awards to eligible participants subject to forfeiture restrictions; (c) The creation of a Directors Stock Option Plan pursuant to which stock options are awarded to those directors who are not officers or employees of the Company ("outside directors"). Presently, there are no outside directors.
The plan will permit the Company to recruit and retain outside directors who will use their best efforts to promote the success of the Company's business, (d) The election of members to the Board of Directors; and (e)
Ratify the selection of Arthur Yorkes and Company as the independent public accountant of the Company for the ensuing fiscal year.

Management at present does not know of any other matters that may be presented to a vote at the Annual Meeting of Shareholders.

SIGNATURE

Pursuant to the requirements of Section 13 of 15(d) of the Securities
Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


KENILWORTH SYSTEMS CORPORATION



By:	Herbert Lindo
   Herbert Lindo, President and Treasurer

(b) Reports on Form 8-K

The Company filed Current reports on Form 8-K on March 15, 2000 to explain the reason for the delisting from the NASDAQ Bulletin Board and March 30, 2000 to give notice that the Company is current with its SEC financial reporting requirements.

      	EXHIBITS:
CONVERTIBLE PROMISSORY NOTE

$0,000                                                     Dated:         2000
                                                           Due:           2001


FOR VALUE RECEIVED, KENILWORTH SYSTEMS CORPORATION, a New York corporation (herein called the "Company"), Promises to pay to the order of _____________________________________________________________
(herein called the "Holder") or registered assigns, at the principal office of the Company (presently located at 54 Kenilworth Road, Mineola, New York 11501) in lawful monies of the United States of America, the
principal sum of                    DOLLARS (received by the Company
in cash) with accrued and unpaid interest thereon, at the prevailing prime rate as quoted by Citibank, on or before June 14, 2000. The first quarterly interest accrual date on the unpaid principal amount shall be ___________________ and all other accrual dates every three months thereafter.

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

If during the convertible period of this Note the Company shall (i) pay a stock dividend or make a distribution of its common stock into a greater number of shares, (ii) combine its outstanding stock into a smaller number of shares, or (iii) issue by reclassification of its common stock any shares of capital stock of the Company then the conversion right shall be adjusted so that the holder thereof, if he/she shall elect to convert the same, after the record date or the effective date of any such event as the case may be, shall be entitled to receive the number of shares of common stock or other capital stock of the Company which he/she would have owned or have been entitled to receive after any of the events described above, had the Note been converted at the record date in the case of a stock dividend or stock distribution or the effective date in the case of a subdivision, combination or reclassification.

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

Presentment, demand, protest, notices of protest, dishonor and nonpayment of this Note and all notices of every kind are waived.

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



                                           KENILWORTH SYSTEMS CORPORATION



          	 By:______Herbert Lindo____________

                                             Herbert Lindo, President
                  May 5,2000
ATTEST:

* * * * * * * * * *


In the event of conversion, the
Holder agrees to accept any
shares for investment and
consents to the endorsement
on said shares of an
appropriate legend

* * * * * * * * * *
----------------------------

EXHIBITS:

January 4, 2000
Jeffrey Erb

This letter serves to confirm that Kenilworth Systems
Corporation ("Kenilworth" or the "Company") will cause to be issued to you, or your designee, one hundred thousand (100,000) shares of its Common Stock, par value $.01 per share in full consideration for services you rendered and will render as a consultant to the Company in connection with all its SEC EDGAR filings during calendar years 1999 and 2000. This service includes all amended financial and other statements the Company may have to file as a result of the audit for the years ended December 31, 1998 and 1999.

The shares to be issued will be duly and validly issued, fully paid and non-assessable and will be issued as "Restricted Securities" as that term is defined under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to an exemption afforded under
Section 4(2) of the Act.

All corporate action necessary for the issuance for the shares has been made. The Certificates represented by the Shares will be issued as promptly as possible after March 30, 2000, the Company's audit reporting date with the SEC. Each certificate to be issued for the Shares will bear the following legend:

"The Shares represented by the certificates have not been registered under the Securities Act of 1933, as amended. The Shares have been acquired for investment and may not be sold, transferred or assigned in the absence of an effective registration statement for the Shares under the Securities Act of 1933 or an opinion of the Company's counsel that registration is not required under the Act".

If the aforementioned terms meet with your approval, please execute this letter agreement and return a copy to us.

KENILWORTH SYSTEMS CORPORATION			ACCEPTED AND AGREED:




Herbert Lindo              				Jeffrey Erb
President							Date: January 12, 2000

THIS SCHEDULE CONTAINS FINANCIAL INFORMATION EXTRACTED
FROM THE BALANCE SHEET AND STATEMENT OF OPERATIONS AND IS
QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.

Cash							$ 6,746
Marketable Securities			   	   -0-
Notes and Accounts Receivable		   	  6,301
Allowance for Doubtful Accounts	   	   -0-
Inventory					   	   -0-
Total Current Assets			 	 13,047
Property, Plant and Equipment		   	   -0-
Accumulated Depreciation 		     	   -0-
Total Assets				 	 13,047
Total Current Liabilities		 	 25,702
Bonds, Mortgage and Similar Debt	   	   -0-
Preferred Stock/Mandatory Redemption   	   -0-
Preferred Stock/No Mandatory Redemption 	   -0-

