Form 10-Q
period 2000-06-30
KENILWORTH SYSTEMS CORP
filed 2000-08-10
CIK 55234

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ Quarterly report pursuant to Section 13 OR 15(D) of the Securities Exchange Act of 1934

         For the quarterly period ended JUNE 30, 2000

                                       OR

/ / Transition report pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934 (No Fee Required)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of common stock, $.01 par value outstanding as of June 30, 2000:
                                   63,745,268

                         KENILWORTH SYSTEMS CORPORATION
                               INDEX TO FORM 10-Q


PART I.           FINANCIAL INFORMATION                                                                           PAGE NO.
                  Item 1.           Consolidated Financial Statements

                  Consolidated Condensed Balance Sheets as of June 30, 2000                                           3
                  (unaudited) and December 31, 1999

                  Consolidated Condensed Statement of Operations for the                                              4
                  six month periods ended June 30, 2000 and 1999 (unaudited).

                  Consolidated Condensed Statements of cash flows for the                                             5
                  six month periods ended June 30, 2000 and 1999 (unaudited).

                  Notes to Consolidated Condensed Financial Statements                                              6/7
                  (unaudited)

                  Item 2.           Management's Discussion and Analysis of                                           8
                  Financial Condition and Results of Operations

Part II.          OTHER INFORMATION

                  Item 1.           Legal Proceedings:
                                    None

                  Item 2.           Change In Securities:
                                    None

                  Item 3.           Default Upon Senior Securities:
                                    None

                  Item 4.           Submission of Matters to a vote of Securities Holders:                           12

                  Item 5.           Other Information:
                                    None

                  Item 6.           Exhibits and Reports on Form 8-K                                                 14

                                    Signature                                                                        14



                  Financial Data Schedule (for electronic filing purposes)                                           18


ITEM 1.           Financial Statements

                 KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED BALANCE SHEETS, as of


                                       ASSETS                             June 30            December 31
                                                                            2000                1999
                                                                       -------------         -----------
                                                                        (unaudited)
Cash                                                                   $     15,990         $          2
Due from related party                                                 $          0         $      9,032
                                                                       ------------         ------------
    TOTAL ASSETS                                                       $     15,990         $      9,034
                                                                       ============         ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable                                                       $     20,460         $          0
Due to related party                                                         15,566                    0
Accrued Liabilities                                                             242                  242
    TOTAL LIABILITIES                                                        36,268                  242

Common Stock, $.01 par value, authorized
100,000,000 shares; issued and outstanding
62,289,018 in December 31, 1999 and
63,745,268 in June 30, 2000
                                                                            637,452              622,890
Paid in capital                                                          23,794,701           23,784,763
Deficit                                                                 (24,452,431)         (24,398,861)
                                                                       ------------         ------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                   $    (20,278)        $      8,792
                                                                       ------------         ------------
TOTAL LIABILITIES                                                      $     15,990         $      9,034
AND STOCKHOLDERS' EQUITY (DEFICIT)                                     ============         ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS of OPERATION and DEFICIT
                                   (Unaudited)


                                            Three Month Ended                        Six Month Ended
                                                  June 30                                 June 30
                                             2000         1999                      2000          1999
                                             -----------------                      ------------------
Revenues:
Sales                                           0              0                       0               0
Costs and Expenses:
Selling, general
and administrative                         21,123          6,643                  53,570           9,799
expenses
Interest expense (income)
Total Costs and
Expenses
Net income (loss)                    (21,123)             (6,643)            (53,570)              9,799
before other income
and (losses)
Other income and losses                                                                           (9,533)
Net income (loss)                    (21,123)             (6,643)            (53,570)            (19,232)
Deficit - Beginning
of period                        (24,298,861)        (24,398,861)        (24,398,861)        (24,379,629)
Deficit - End of
of period                        (24,419,984)        (24,405,504)        (24,452,431)        (24,398,861)
                                 ===========         ===========         ===========         ===========
Earnings (Loss) per
Share of                                   0                   0                   0                   0
common stock (Note 5)
Average number of
shares outstanding                63,745,268          63,582,768          63,745,268          62,289,018
                                 ===========         ===========         ===========         ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS of CASH FLOWS
                                   (unaudited)


                                             Six Month Ended
                                                June 30
                                          2000           1999
                                       ---------       ---------
CASH FLOWS USED IN
OPERATING ACTIVITIES

Net Loss                               $ 53,570         $ 19,232
Adjustments to reconcile
net income to net cash
used in operating activities
increase (decrease) in due
to related party                         24,599
Increase(Decrease)in accrued
Liabilities                             (20,460)          (7,675)
                                       --------         --------
      TOTAL ADJUSTMENTS                  45,059           (7,675)

      NET CASH USED IN
      OPERATING ACTIVITIES               (8,511)         (26,907)

CASH FLOWS FROM
Conversion of Promissory Notes           (7,500)           9,534
FINANCING ACTIVITIES
Proceeds from Private Placement                           21,000
Proceeds from issuance of
convertible Promissory Note              17,000
Net Increase (Decrease) in cash          15,989            3,627
CASH - BEGINNING OF PERIOD                                     0
CASH - END OF PERIOD                   $ 15,990            3,627


   The accompanying notes are an integral part of these financial statements

                 KENILWORTH SYSTEMS CORPORATION and SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - Summary of Significant Accounting Policies

The Company and Nature of Business

Kenilworth Systems Corporation (the "Company") was incorporated in New York in April 1968 and is now engaged in the business of developing, manufacturing, and operating of casino machines.

The Company was in bankruptcy proceedings under Chapter 7 and 11 of the Bankruptcy Code for the period from August 27, 1982 through September 23, 1998. (See Note 2). For the period of February 5, 1991 through September 23, 1998 the Company ceased all operations.

The Company emerged from Chapter 7 bankruptcy on September 23, 1998 and plans to be engaged in the development, manufacturing, marketing and operation of a system that allows casino patrons to play along with live table games in progress, via closed circuit television, on terminals located within the casino confines.

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

From February 1991 through September 1998, the Company was inactive. In September 1998 a United States Bankruptcy Judge in the Eastern District of New York approved the Final Report and Accounts submitted by the Chapter 7 Trustee of the Estate of Kenilworth and after obtaining approval from the U.S. Trustee, Kenilworth made a 100% cash distribution to the creditors and paid in full all administrative fees and expenses. The Company emerged from Bankruptcy on September 23, 1998 with no assets and no liabilities. For the period September 24, 1998 through November 23, 1998 the Company was in the process of monitoring the payments by check to the creditors. No other activity occurred during that period.

NOTE 3 - Income Taxes

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

NOTE 4 - Going Concern Uncertainty

As indicated in Note 2, the Company emerged from Chapter 7 in September 1998 and has not yet commenced operations. These factors create uncertainty as to the Company's ability to operate as a going-concern. Management plans to develop a wagering system that allows casino patrons and individuals outside the casino to play along with live casino table games. The first step in the plan is to conduct testing. Unless the Company is able to obtain sufficient funds, none of the tests and initial development work can commence. The Company plans to obtain the necessary funding by offerings its common stock, or private placement, Senior Cumulative Convertible Preferred Shares, or selling limited joint venture participants in future "play along with casino game" franchises.

If initial testing is successful, the second step is to obtain the proper licenses from the gaming control regulators. Upon successful licensing, the Company plans to obtain financing from regular banking sources to finance the manufacturing of the computer terminals that allow the worldwide play along.

The accompanying financial statements have been prepared assuming the Company is a going-concern and do not reflect adjustments, if any, that would be necessary if the Company were not a going-concern.

Due to related party at June 30, 2000 represents a loan from a stockholder of the Company.

Subsequent Event

         On August 7, 2000 the Company sold a one (1) year $100,000.00 Convertible Promissory Note to a single, non-affiliated party. Prior thereto, the Company had sold a total of $38,500.00 in Convertible Notes to three individuals between December 1988 and June 30, 2000. All prior Notes were converted into restricted common stock of the Company as the term is defined under the Securities Act of 1933. All proceeds either have been or will be used to defray current expenses, which are minimal during present operations.

ITEM 2- MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
----------------------------------------------------------------------

Between February 5, 1991, when the Trustee for the Estate of Kenilworth Systems Corporation was appointed, and September 23, 1998, when the Trustee of the Estate of Kenilworth paid, in cash, one hundred (100%) percent of all approved creditors claims and administration fees and expenses out of the $4,424,056 proceeds from the sale of substantially all of the assets of the Kenilworth Estate and recoveries of receivables and interest income, the Company did not conduct any business and operations.

         The Company filed all reports required since September 23, 1998, except that the December 31, 1998 annual report on Form 10-K report, included financials, which were not audited. The statement could not be audited since less than one year expired after the Trustee issued checks to all creditors. All checks were cashed. No one filed objections to the distribution of the Estate's funds. The Company included the 1998 audited financials with the 1999 annual report on Form 10-K and is now current in its reporting requirements.

         Because of the Company's failure to include audited financials in its December 31, 1998 10-K report, on January 19, 2000 the Company's Common Shares were removed from the National Association of Securities Dealers Automated Quotation System (NASDAQ) Bulletin Board. The shares now trade in the electronic Pink Sheets.

         Before entering bankruptcy proceedings the Company was engaged in the development, manufacturing and marketing of cashless casino wagering systems.

         The Company and three casino operators, Golden Nugget, Inc. (formerly "Mirage"), Del Web, Inc. and Elsinore Corporation, sponsored legislation to permit cashless wagering in the state of Nevada. The legislation, in the form of an amendment to existing casino control statutes, now permits the use of account cards (debit cards), in Nevada casinos, and was signed into law by Governor Richard H. Bryan on June 13, 1985. The account cards are now used in every casino throughout the United States in player tracking systems and pre-paid slot machine wagering.

         In April 1988, the Company entered into a contract with the Totalizator Agency Board (the "TAB"), a statutory agency of the State of Victoria, Australia, to design and install computer hardware and software and supply plastic wagering cards for high-tech cashless wagering facilities, called "Tabarets", to be operated by the TAB within the State of Victoria. The first Tabaret opened on November 27, 1990, with 124 Player Activated Terminals ("PATs") which are similar to slot machines except they are played with debit cards instead of coins or tokens. The PAT's offer variable denomination play and selection of five different games. There are now 13,000 PATs in play at 127 locations throughout the State of Victoria.

         In 1990, the Company had entered into contracts with three (3) Atlantic City, New Jersey casino operators to test market the Company's cashless wagering system for a minimum of six months. Each installation on the casino floor was to have a minimum of 100 PAT's and 50 slot machines, converted by the Company to be played both with cash and cashless. The combination of cash and cashless on existing slot machines was attractive to the casino operators, as it permitted a gradual transition from cash to cashless play.

         The Company was to furnish, without expense to the casino, all the necessary equipment, including the central computer and communications hardware. The casino operators would provide for the installation of cables required to interconnect the equipment, as well as provide free accommodations for the Company's personnel necessary to operate the system during the test. Each of the operators committed a substantial budget for the promotion of the systems.

After the first system was to be in operation for a period of three (3) months, and which operated profitably, the New Jersey casino regulatory agency agreed to commence examining the system for their approval process. The Company expected this process to take at least three (3) months. When the Company had obtained approval from the regulatory agencies for its system, the operators would then purchase the system in quantities, for prices stated in the contract, or ask the Company to remove the system.

         Just prior to the start of the first test, the Company ceased all operations. Thus, none of the tests were conducted. The Company sold and installed only one cashless slot system, which was to the Australian agency which continues to operate the system with 13,000 PAT's in 127 locations. The Company receives no revenue from that operation.

         Present plans are by making use of the expertise applied in the development of the cashless PATs for the TAB in Australia, to develop a second generation of terminals, that allows a player in an interactive manner, at a remote location, to experience the actual play and excitement at the casino table of Roulette, Baccarat, Craps, Blackjack, Pai Go Poker, Carribean Stud, Red Dog Poker, Panchico and Big Wheel, and is able to make wagers on the various games, without having to be physically present at the casino table.

         The proposed terminal consists of a personal computer (PC) with two (2) monitors, one of which is outfitted with a touch screen, a variable denomination bill acceptor and a bar code ticket dispenser, all housed within an attractive enclosure, about the size of a typical slot machine. Each terminal is selfsufficient, manages wagers from $.25 to $100 or the equivalent in most any currency and receives the table game play via satellite TV broadcasts.

         The terminals are legal wherever in the world slot machines are played (there are more than 10 million slot machines played throughout the world). In the United States, the terminals are legal in thirty-seven (37) states that permit charitable "Nevada/Casino Nights".

         Terminals played in casinos will allow players to wager at table games in progress, only a few feet away, with much lower minimum wagers. They can also experiment and learn the games before graduating to table play.

         In addition to developing the stand alone terminals, the Company will also develop systems that allow individuals at homes, offices, clubs, hotels and other public gathering places in the industrialized world, to play along with the live casino games in progress, using computers or modalities such as a TV set connected to the internet, with set top boxes as offered by WEBTV and AOLTV. The computers can either be stationary or the lap top version, which can communicate wireless.

         For this form of "play along", the Company will promote to state lotteries, and other state regulated entities, the ability to operate websites that will manage the wagers. This program will require state legislative approval, permitting casino play along in lottery, and/or On and Off Track Betting (OTB) legislation.

         There are powerful arguments for state legislatures to amend their Lottery Acts and include "play along with casino games". Lottery revenue is gradually decreasing in every state and most are on their way out. Thirty-two
(32) states and the District of Columbia are pooling their lottery prizes with the "Power Ball" and "Big Game" national lotteries. In most of those states, the state lottery finds it difficult to obtain sufficient numbers of players to make up a minimum weekly lottery prize of $1.0 million. In most states, the revenue from lottery playing benefits education. States need something more attractive to restore revenue. It is not "Power Ball" or "Big Game". The only excitement derived from lottery play is when a player looks at the newspaper, listens to the radio or views tv broadcasts to see or hear if he or she has won. With "play along casino games", there is interaction, excitement and fun. All at much better odds than offered by the lotteries.

         To open an account with the lottery to "play along with casino games", a player must have a credit card. Those that can least afford it usually do not have a valid credit card. They are in debt and their credit lines are exhausted. They purchase lottery tickets to live from day to day, hoping to get lucky and win. A family with an annual income in excess of $75,000.00 does not play the lottery, proportionately, in dollar amounts or as often as a family that earns less than $30,000.00.

         TV broadcasts of sporting events is beneficial to illegal bookmaking, with no tax benefit to the state governments. The same applies to offshore virtual casinos. Roulette and Baccarat play are associated with the rich and famous. It is the "elite" gambling sport. Like horse-racing is the sport of kings, it is for people that can afford the risks without diminishing their lifestyle.

         The lotteries can establish maximum wagers, daily, weekly and monthly limits. The lotteries can identify problem gamblers and can address the issue. Casinos cannot. Before the average casino player drives to a casino, he or she has to spend $25.00 for tolls, parking and gasoline. For the same $25.00, "play along with casino games" offers an enjoyable, exciting night of gambling at home.

         Once play along in homes and other public gathering places has started, the Company will introduce casino games such as "limited tournament play." For $25.00, players can sign up with their respective website operators and make up to 30 wagers on any table game, mixed or straight. The individual that wins the most money during a specific tournament game period, will win a million dollars, in addition to their game play win. As more interactive play along with casino games develop, the prizes will be increased and multiplied. This is how to become a millionaire by adding skill to the luck needed to win the lottery, while enjoying oneself. The limited tournament play games can be scheduled more than once a day, during specific hours of the day, on specific days or nights of the week or once or twice a month. Actual live experience will determine scheduling.

         Casino gambling has spread throughout the nation. Now, even in California, constituents, who live within driving distance of Nevada, have approved casinos on Indian Reservations. Indian tribes have announced that they have backers and operators for three (3) multi-million dollar casinos.

         Other Indian tribes in other states may wish to earn income from casino wagering. But, many casinos will be located in areas that cannot be supported by the surrounding population. "Play along with casino games" is the perfect solution for such areas. Not only on Indian Tribe land, but also to rehabilitate economically depressed resorts areas, in the same manner that river boats have started to rehabilitate decaying waterfronts.

         As a first step to bringing live casino table game play in an interactive manner to remote sites from the actual casino table, while still having a view of and experiencing the live casino action and excitement while the games are being played, the Company must obtain an agreement, preferably with a well recognized casino operator, to permit the telecasting of live in-progress table games around the world.

         The Company will first install a number of its terminals in the casino, from which the world wide TV broadcast will emanate, using a closed circuit, in house, broadcast of the table games to bring the action to the terminals. The Company and the sponsoring casino will require the approval of the state casino control commission for a three month test of the system. Later, the approval of the terminal as a viable gaming device will be necessary. The Company believes it can complete this phase within 12 months.

         While the test is in progress, the Company and the sponsoring casino operator will apply to the State Legislature for a permit allowing the Company to use the closed circuit television play being broadcast within the casino for simulcast, via a satellite broadcaster as content for a TV channel, similar to the HBO, Disney, etc. channels. Eventually, worldwide distribution will occur, as more satellites operate worldwide.

         In order to conduct testing, the Company will require approximately $5,000,000 to: (a) purchase computers, digital television broadcast equipment and table games and (b) defray facility costs and hire twenty (20)employees, including former Company employees, who are specialists in software design, TV broadcasts and mechanical design and, from time to time, consultants to the design team.

         Unless the Company is able to obtain these funds, none of the tests and initial development work can commence.

         The company plans to obtain the necessary funding by offering in a Private Placement, Common Shares, or Cumulative Convertible Preferred Shares, and/or by the sale of limited joint venture participations in future play along with casino franchises.

         In connection with the initial funding of $5,000,000.00, the Company has been advised by a finder who, in prior years, has obtained capital for the Company, that his investors are prepared to make additional investments after the Company obtains permission from a well established casino operator to conduct the test for in house play along. There can be no assurances that even if the Company obtains the permission to conduct the first test that the finder will be able to provide working capital to meet the Company's initial requirements.

         When the tests are complete and the company has obtained a license from the gaming control regulators for the use of the terminals in the sponsoring casino, the Company will obtain production financing from regular banking sources. This will allow it to finance the manufacturing of the terminals and supporting equipment, which will be leased to franchisees on a revenue sharing arrangement.

         The Company has filed a patent application for the system that includes the terminals, games and for copyright protection for its associated software. There are no assurances that the Company will be issued any patents and if they are issued that they will deter competition and/or benefit the Company financially. The Company's best protection against competition is to be the first to broadcast from one of the best known names in the casino industry, and its ability to obtain from traditional sources the substantial amounts of money necessary to implement the world wide wagering systems.

         The casino operator will receive an annual license fee and royalty payments from the world wide net win of all play along wagers. Net win is the difference between the amount the lotteries or other franchisee's collect in wagers and the amount they pay for winnings.

         The lotteries will earn commissions on each wager and the franchisees will retain their agreed upon share. The Company retains the balance. The Company will be responsible for furnishing websites or other monitoring systems at its own expense. It will only make available stand alone self sufficient "play along with casino games" terminals on a lease and revenue sharing arrangement.

         The Company will market the stand alone terminals to slot route operators, betting shops in Europe and Asia, racetrack, hotel and resort operators.

         As an inducement to play along with casino games, the Company will offer to install, free of charge, the satellite dish required to receive satellite broadcasts, and the TV set top box, which converts the TV set into an interactive mini computer and allows individuals sitting in their living room to "play along with the casino games", with a wireless remote control, when an individual first opens an account with the lottery or other franchisee for $300.00, or the equivalent in any foreign currency. The Company will also pay the monthly subscription fee to view all digital TV programming offered and the internet service (ISP)fee if the customer wagers at least $150.00 each month, win, loose or draw.

         The Company plans to offer to every hotel operator in the industrialized world, the installation of TV set top boxes on their guest room television sets, allowing their guests to play along with the live casino games broadcast via satellite. The Company will also install a cash management system, as used with the PAT's in Australia's Tabarets, on a revenue sharing basis. Hotels then can also offer free play as a bonus to promote room rentals.

         The Company believes that as viewers throughout the world will play along with the same games emanating from a single, well recognized casino with strict government regulations, a sense of common interest will develop.

         Now that the Company has completed the filing for patent and copyright protection for its new generation terminals, the ability to have individuals at homes, offices, clubs hotels and other public gathering places in the industrialized world using computers or other modalities such as TV sets connected to the internet, with set top boxes for play along with casino games in progress, the Company has started to seek out a casino operator. In connection therewith, the Company has presented a proposal to the operator, of who the Company believes to be, the best recognized name in the domestic and international casino industry, for preliminary discussions to explore the feasibility of broadcasting worldwide, live casino table games in progress, via satellite and cable television. The proposal includes the test of the system in one of the operators casinos and the granting of an option, for the Company to acquire an exclusive license, with the right to sublicense, to send the closed circuit in house TV broadcast, for distribution as content to satellite and cable television providers for inter-active "play along with casino games".

         Discussions have taken place with no definitive results. There is no assurance that an acceptable agreement can be reached. Until then, the Company will refrain from contacting other casino operators.

(a)      Liquidity and Capital Resources

Results of Operation

         Since the Company emerged from bankruptcy proceedings on September 23, 1998, the company had no revenue from operations, and therefore sustained losses from the general administration expenses amounting to $53,570 during the six (6) month period ending on June 30,2000 and $19,232 in 1999. The losses will continue until the Company has revenue from profitable operations.

Inflation

         Inflation has not had in the past, nor does the Company expect it in the future a significant impact on the Company's business.

Forward Looking and Cautionary Statements

         This report contains "forward looking statements", including without limitations: (a) statements of proposed financing; (b) assumptions that a casino operator will participate in a test of the play along systems; (c) obtaining the licenses from the casino regulatory agencies permitting the use of the gaming systems, (d) proposed broadcasting of live casino games; (e) obtaining permission from state and foreign governmental agencies allowing their residents to watch on television and wager along with the live casino broadcast; (f) the feasibility to profitably operate such play along casino games, (g) changes in the competitive environment, and (h)general economic factors in markets where the Company's products and systems are proposed to be offered, franchised and leased.

Item 4. Submission of Matters to a vote of Securities Holders:

The Company has not held a meeting of shareholders since 1988 as the cost of soliciting proxies and holding a meeting for the large number of shareholders (approximately 11,000) is excessively costly, as it relates to its income. The directors and officers continue to serve under provisions of the By-Laws which allow them to continue in office until their successors are elected and take office.

At the next Annual Meeting of Shareholders the shareholders of the Company will be asked to ratify the following: (a) An amendment to the Company's Certificate of Incorporation to increase the authorized number of Common Shares from 61,000,000 shares to 100,000,000 shares, and to permit the Company's Board of Directors, without further action by the shareholders, to issue from time to time up to 1,000,000 authorized but unissued shares of Preference Stock, and to fix and determine the terms, limitations, relative rights and preferences of the Preferred Stock, in order to obtain financing, capital and/or acquire other businesses that can improve the performance or growth of the Company. When any shares of Preferred Stock are issued, certain rights of their holders may affect the rights of the holders of Common Stock. In addition to any other powers conferred on the Preferred Stock, holders of the Preferred Stock would have, under New York General Corporation Law, the right to vote as a separate class on any increase, decrease or change in the rights of the Preferred Stock. The affirmative vote of a majority of the outstanding shares of Preferred Stock would be required for approval of any such increase, decrease, or change. The authority of the Board of Directors to issue shares of Preferred Stock with characteristics it determines (such as preferential voting, conversion redemption and liquidation rights) may have a deterrent effect on persons who might wish to make a takeover bid to purchase shares of the Company at a price which might be attractive to its shareholders. However, the Board of Directors must fulfill its fiduciary obligation to the Company and its shareholders in evaluating any takeover bid; and (b) The creation of a stock option and stock award plan (the "Plan") which will authorize the grant of options to purchase common shares of the Company to key employees (including directors who are employees), which may be "incentive stock options" (ISO's) within the meaning of
Section 422 of the Internal Revenue Code of 1986, as amended, or non-qualified options. The Plan also will provide for the grant of stock appreciation rights and stock awards to eligible participants subject to forfeiture restrictions;
(c) The creation of a Directors Stock Option Plan pursuant to which stock options are awarded to those directors who are not officers or employees of the Company ("outside directors"). The plan will permit the Company to recruit and retain outside directors who will use their best efforts to promote the success of the Company's business,(d) The election of members to the Board of Directors; and (e)Ratify the selection of Peter C. Cosmas Co., CPA's, as the independent public accountant of the Company for the ensuing fiscal year.

Management at present does not know of any other matters that may be presented to a vote at the Annual Meeting of Shareholders.

SIGNATURE

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

   KENILWORTH SYSTEMS CORPORATION


By: /s/ Herbert Lindo
   --------------------------------------
   Herbert Lindo, President and Treasurer

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

         FOR VALUE RECEIVED, KENILWORTH SYSTEMS CORPORATION, a New York corporation (herein called the "Company"), Promises to pay to the order of _____________________________________________________________ (herein called the
"Holder") or registered assigns, at the principal office of the Company (presently located at 54 Kenilworth Road, Mineola, New York 11501) in lawful monies of the United States of America, the principal sum of DOLLARS (received by the Company in cash) with accrued and unpaid interest thereon, at the prevailing prime rate as quoted by Citibank, on or before
            . The first quarterly interest accrual date on the unpaid principal amount shall be ___________________ and all other accrual dates every three months thereafter.

         This note may be prepaid in whole or in part at any time and from time to time, without penalty, but with interest on the amount prepaid to the date of prepayment.

         The Holder of this note has the right at any time through _____________ 2000, to convert all or any part of the indebtedness represented by this note, including the accrued interest, through the date of conversion, into fully paid and non-assessable common stock, par value $.01 per share, of the Company at the conversion price of one (1) share for the lower of (a) $ per share or (b) the bid price, at any time from date hereof to date of exercise, for the shares of the Company as traded in the public market, of unpaid principal and accrued interest. If the Holder shall elect to exercise such conversion right, then he/she shall notify the Company, in writing of such election, specifying the principal amount and interest to be converted, and shall, if the Note shall be converted in full, surrender the Note to the Company for cancellation and, if this Note be converted in part, shall surrender this Note to the Company so that there may be endorsed thereof the reduction of the principal and interest the same which has been converted, after which the Note shall be returned to the Holder.

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

                                           KENILWORTH SYSTEMS CORPORATION


                                             By: /s/ Herbert Lindo
                                                ------------------------
                                                Herbert Lindo, President
ATTEST:

* * * * * * * * * *
-------------------------------

In the event of conversion, the
Holder agrees to accept any
shares for investment and
consents to the endorsement
on said shares of an
appropriate legend

* * * * * * * * * *
-------------------------------

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

         If the aforementioned terms meet with your approval, please execute this letter agreement and return a copy to us.


KENILWORTH SYSTEMS CORPORATION                 ACCEPTED AND AGREED:


/s/ Herbert Lindo                              /s/ Jeffrey Erb
--------------------------------               --------------------------------
Herbert Lindo, President                       Jeffrey Erb

EXHIBITS:                                                        , 2000

Gorden Coplein, Esq.

         This letter serves to confirm that Kenilworth Systems Corporation ("Kenilworth" or the "Company") will cause to be issued to you, or your designee, one hundred thousand (100,000) shares of its Common Stock, par value $.01 per share as additional consideration for services you rendered and will render as a consultant to the Company in connection with the research required to file for patents, copyrights or other similar protection for Kenilworth's "Play along with live casino table games" technology. The Company will pay all disbursements and fees that may be charged by you or others that will assist or actually file and prosecute the required documents.

         The shares to be issued will be duly and validly issued, fully paid and non-assessable and will be issued as "Restricted Securities" as that term is defined under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to an exemption afforded under Section 4(2) of the Act.

         All corporate action necessary for the issuance for the shares has been made. The Certificates represented by the Shares will be issued as promptly as possible. Each certificate to be issued for the Shares will bear the following legend:

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

         If the aforementioned terms meet with your approval, please execute this letter agreement and return a copy to us.

KENILWORTH SYSTEMS CORPORATION                 ACCEPTED AND AGREED:


/s/ Herbert Lindo                              /s/ Gorden Coplein, Esq.
--------------------------------               --------------------------------
Herbert Lindo, President                       Gorden Coplein, Esq.