Form 10-Q
period 2000-09-30
KENILWORTH SYSTEMS CORP
filed 2000-10-23
CIK 55234

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

/X/ Quarterly report pursuant to Section 13 OR 15(D) of the Securities Exchange Act of 1934

        For the quarterly period ended September 30, 2000

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes /X/  No / /

The number of shares of common stock, $.01 par value outstanding as of October 13, 2000:
                                   64,175,936

                    KENILWORTH SYSTEMS CORPORATION
                          INDEX TO FORM 10-Q


PART I.         FINANCIAL INFORMATION

              Item 1.     Consolidated Financial Statements

              Consolidated Condensed Balance Sheets as of September 30, 2000 (unaudited) and December 31, 1999



              Consolidated Condensed Statement of Operations for the nine month periods ended September 30, 2000 and 1999 (unaudited)



              Consolidated Condensed Statements of cash flows for the nine month periods ended September 30, 2000 and 1999 (unaudited)


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


              Item 5.     Other Information:
                          None


              Item 6.     Exhibits and Reports on Form 8-K

                          Signature

            Financial Data Schedule (for electronic filing purposes)


ITEM 1.  Financial Statements

                 KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED BALANCE SHEETS, as of

                          ASSETS        September 30               December 31
                                            2000                       1999
                                        ------------               -----------
                                          (unaudited)
Cash                                      $ 89,125                   $      2
Due from related party                    $      0                   $  9,032
Other current assets                      $    651                   $      0
                                          --------                   --------
TOTAL CURRENT ASSETS                      $ 89,776                   $  9,034
                                          ========                   ========
Equipment (less depreciation)             $  2,614                   $      0
                                          --------                   --------

TOTAL ASSETS                              $ 92,390                   $  9,034
                                          ========                   ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable                          $  3,345                   $      0
Due to related party                        24,561                          0
Accrued Liabilities                              0                        242
Convertible Note                           100,000                          0
                                          --------                   --------
   TOTAL LIABILITIES                      $127,906                   $    242

Common Stock, $.01 par value, authorized
100,000,000 shares; issued and outstanding
62,289,018 in December 31, 1999 and
64,175,936 in September 30, 2000
                                           641,759                    622,890
Paid in capital                         23,813,234                 23,784,763
Deficit                                (24,490,509)               (24,398,861)
                                       --------------             ------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)     $ (35,516)                $    8,792
                                       --------------             ------------
TOTAL LIABILITIES                        $  92,390                 $    9,034
AND STOCKHOLDERS' EQUITY (DEFICIT)     ==============             ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS of OPERATION and DEFICIT
                                   (Unaudited)

                                  Three month ended           Nine month ended
                                     September 30                September 30
                                   2000         1999           2000        1999
                            ---------------------------    --------------------------
Revenues:
Sales                                  0              0              0              0
Costs and Expenses:
Selling, general
and administrative
expenses                          29,949          3,156         83,518          9,799
Placement cost of
Convertible Note                   8,500                         8,500
Interest expense (income)           (370)                         (370)
Total Costs and
Expenses                          38,079          3,156         91,648          9,799

Net income (loss)
before other income
and (losses)                     (38,079)        (3,156)      (91,648)         (9,799)
Other income and losses
Net income (loss)                (38,079)        (3,156)       (91,648)        (9,799)
Deficit - Beginning
of period                    (24,452,430)   (24,387,031)   (24,398,861)   (24,387,031)
Deficit - End of
of period                    (24,490,509)   (24,390,187)   (24,490,509)   (24,396,830)
                            =============   ============   ============   ============
Earnings (Loss) per
Share of                               0              0              0              0
common stock (Note 5)
Average number of
shares outstanding            64,175,936    612,289,000     64,175,936     62,289,000
                            =============   ============   ============   ============

                   The accompanying notes are an integral part of these
                       consolidated financial statements.

                 KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS of CASH FLOWS
                                   (unaudited)

                                                    Nine month ended
                                                      September 30
                                                2000              1999
                                              ---------         --------
CASH FLOWS USED IN
OPERATING ACTIVITIES


Net Loss                                      $(91,648)         $(9,799)
Adjustments to reconcile
net income to net cash
used in operating activities                    33,593
increase (decrease) in due
to related party
Increase(Decrease)in accrued
Liabilities                                      3,104           (7,574)
                                              ---------         --------
Increase in prepaid expenses                      (651)

      TOTAL ADJUSTMENTS
      NET CASH USED IN
      OPERATING ACTIVITIES                     (55,603)         (17,373)
Cash flows from Investing
Activities
Purchase of Equipment                          (2,614)

CASH FLOWS FROM
Conversion of Promissory Notes

FINANCING ACTIVITIES
Proceeds from Private Placement                 47,340           21,000
Proceeds from issuance of
convertible Promissory Note                    100,000
                                              ---------         --------
Net Increase (Decrease) in cash                 89,123            3,627
CASH - BEGINNING OF PERIOD                           2                0
                                              ---------         --------
CASH - END OF PERIOD                          $ 89,125          $ 3,627


The accompanying notes are an integral part of these financial statements

                 KENILWORTH SYSTEMS CORPORATION and SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - Summary of Significant Accounting Policies

The Company and Nature of Business

Kenilworth Systems Corporation (the "Company") was incorporated in New York in April 1968 and is now engaged in the business of developing and manufacturing terminals that permit individuals from remote locations, to play along with live in progress casino table games located inside and outside the casino confines via TV satellite broadcast around the world.

The Company was in bankruptcy proceedings under Chapter 7 and 11 of the Bankruptcy Code for the period from August 27, 1982 through September 23, 1998. (See Note 2). For the period of February 5, 1991 through September 23, 1998 the Company ceased all operations.

The Company emerged from Chapter 7 bankruptcy on September 23, 1998 and plans to be engaged in the development, manufacturing, marketing and operation of a system that allows casino patrons to play along with live table games in progress, via closed circuit television, on terminals located within the casino confines, and TV satellite broadcasts outside the casino confines.

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


NOTE 4 - Convertible Promissory Notes

In August 2000 the Company sold a one (1) year $100,000.00 Convertible Promissory Note to a single, non-affiliated party. Prior thereto, the Company had sold a total of $38,500.00 in Convertible Notes to three individuals between December 1998 and June 30, 2000. All prior Notes were converted into restricted common stock of the Company as the term is defined under the Securities Act of 1933. All proceeds either have been or will be used to defray current expenses, which are minimal during present operations.


NOTE 5 - Going Concern Uncertainty

As indicated in Note 2, the Company emerged from Chapter 7 in September 1998 and has not yet commenced operations. These factors create uncertainty as to the Company's ability to operate as a going-concern. Management plans to develop a wagering system that allows casino patrons and individuals outside the casino to play along with live casino table games. The first step in the plan is to conduct testing. Unless the Company is able to obtain sufficient funds, none of the tests and initial development work can commence. The Company plans to obtain the necessary funding by offerings its common stock, or Senior Cumulative Convertible Preferred Shares in a private placement, or selling limited joint venture participations in future "play along with casino game" franchises.

If initial testing is successful, the second step is to obtain the proper licenses from the gaming control regulators in the various venues the Company intends to offer its system. Upon successful licensing, the Company plans to obtain financing from regular banking sources to finance the manufacturing of the computer terminals that allow the worldwide play along.

The accompanying financial statements have been prepared assuming the Company is a going-concern and do not reflect adjustments, if any, that would be necessary if the Company were not a going-concern.

Due to related party at September 30, 2000 represents a loan from a stockholder of the Company.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
--------------------------------------------------------------------------------

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

       The Company filed all reports required by the Securities and Exchange Commission since September 23, 1998, except that the December 31, 1998 annual report on Form 10-K, included financials, which were not audited. The statement could not be audited since less than one year expired after the Trustee issued checks to all creditors. All checks were cashed. No one filed objections to the distribution of the Estate's funds. The Company included the 1998 audited financials with the 1999 annual report on Form 10-K and is now current in its reporting requirements.

       Because of the Company's failure to include audited financials in its December 31, 1998 10-K report, on January 19, 2000 the Company's Common Shares were removed from the National Association of Securities Dealers Automated Quotation System (NASDAQ) Bulletin Board. The shares now trade in the electronic Pink Sheets with the same ticker symbol "KENS".

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

       Present plans are by making use of the expertise applied in the development of the cashless PATs for the TAB in Australia and an operational cashless prototype system, developed in 1990 for closed circuit TV in house casino play along with table game terminals, to develop a second generation of terminals, that allows a player in an interactive manner, at a remote location (outside the casino confines), to experience the actual play and excitement at the casino table of Roulette, Baccarat, Craps, Blackjack, and other casino table games, and is able to make wagers on the various games, without having to be physically present at the casino table.

       The proposed terminal consists of a personal computer (PC) with two (2) monitors, one of which is outfitted with a touch screen, a variable denomination bill acceptor and a bar code ticket dispenser, all housed within an attractive enclosure, about the size of a typical slot machine. Each terminal is self-sufficient, manages wagers from $.25 to $100 or the equivalent in most any currency and receives the table game play via satellite TV broadcasts.

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

       In addition to developing the stand alone terminals, the Company will also develop systems that allow individuals at homes, offices, clubs, hotels and other public gathering places in the industrialized world, to play along with the live casino games in progress, using personal computers or modalities such as a TV set connected to the internet, with set top boxes as offered by WEBTV, AT&T TV, and AOLTV. The computers can either be stationary or the lap top version, which can communicate wireless.

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

       Once play along in homes and other public gathering places has started, the Company will introduce casino games such as "limited tournament play." For $25.00, players can sign up with their respective website operators and make up to 30 wagers on any table game. The individual that wins the most money during a specific tournament game period, will win a million dollars, in addition to their game play win. As more interactive play along with casino games develop, the prizes will be increased and multiplied. This is how to become a millionaire by adding skill to the luck needed to win the lottery, while enjoying oneself. The limited tournament play games can be scheduled more than once a day, during specific hours of the day, on specific days or nights of the week or once or twice a month. Actual live experience will determine scheduling.

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

       While the test is in progress, the Company and the sponsoring casino operator will apply to the State Legislature for a permit allowing the Company to use the closed circuit television play being broadcast within the casino for simulcast, via a satellite broadcaster as content for a TV channel, similar to the HBO, Disney, Horseracing, etc. channels. Eventually, worldwide distribution will occur, as more TV satellites operate worldwide.

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

       The Company has filed a patent application for the system that includes the terminals, games and for copyright protection for its associated software. There are no assurances that the Company will be issued any patents and if they are issued that they will deter competition and/or benefit the Company financially. The Company's best protection against competition is to be the first to broadcast from one of the best known names in the casino industry, and its ability to obtain from traditional sources the substantial amounts of money necessary to implement the worldwide wagering systems.

       The casino operator will receive an annual license fee and royalty payment from the worldwide net win of all play along wagers. Net win is the difference between the amount the lotteries or other franchisee's collect in wagers and the amount they pay for winnings.

       The lotteries will earn commissions on each wager and the franchisees will retain their agreed upon share. The Company retains the balance. The Company will be responsible for furnishing websites or other monitoring systems at its own expense. It will only make available stand alone self-sufficient "play along with casino games" terminals on a lease and revenue sharing arrangement.

       The Company will market the stand alone terminals to slot route operators, betting shops in Europe and Asia, racetrack, hotel and resort operators.

       As an inducement to play along with casino games, the Company proposes offering to install, free of charge, the satellite dish required to receive satellite broadcasts, and the TV set top box, which converts the TV set into an interactive mini computer and allows individuals sitting in their living room to "play along with the casino games", with a wireless remote control, when an individual first opens an account with the lottery or other franchisee for $300.00, or the equivalent in any foreign currency. The Company will also pay the monthly subscription fee to view all digital TV programming offered and the internet service (ISP) fee if the customer wagers at least $150.00 each month, win, loose or draw.

       The Company plans to offer to every hotel operator in the industrialized world, the installation of TV set top boxes on their guest room television sets, allowing their guests to play along with the live casino games broadcast via satellite. As an alternative the Company will install a cash management system, as used with the PAT's in Australia's Tabarets, on a revenue sharing basis. Hotels then can also offer free play as a bonus to promote room rentals and not be responsible to the website management operator.


       The Company believes that as viewers throughout the world will play along with the same games emanating from a single, well-recognized casino with strict government regulations, a sense of common interest will develop, which offers the opportunity to establish a website to market goods and services unrelated to "play along" with casino games.

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

       Discussions, which have started more than three (3) months ago, are continuing with no definitive results. Until now, the Company refrained from offering proposals to other suitable casino operators in the United States. Most of their names are not as recognizable outside of the domestic market, as with the casino operator we are presently engaged in discussions. One of the time consuming aspects is the broad legality aspect of our proposal.

       The Company has embarked to acquire a suitable casino broadcast site in Europe for the European market, where placing wagers (bets), using the worldwide web (WWW), are permitted. There is no assurance that an acceptable agreement can be reached with any casino operator.

(a)    Liquidity and Capital Resources

Results of Operation

       Since the Company emerged from bankruptcy proceedings on September 23, 1998, the Company had no revenue from operations, and therefore sustained losses from general administration expenses amounting to $91,648 during the nine (9) month period ending on September 30,2000 and $9,799 in 1999. The losses will continue until the Company has revenue from profitable operations.

Inflation

       Inflation has not had in the past, nor does the Company expect it in the future a significant impact on the Company's business.

Forward Looking and Cautionary Statements

       This report contains "forward looking statements", including without limitations: (a) statements of proposed financing; (b) assumptions that casino operators in the United States or Europe will participate in tests of the play along systems; (c) obtaining the licenses from the casino regulatory agencies permitting the use of the gaming systems, (d) proposed broadcasting of live casino games; (e) obtaining permission from state and foreign governmental agencies allowing their residents to watch on television and wager along with the live casino broadcast; (f) the feasibility to profitably operate such play along casino games, (g) changes in the competitive environment, and (h)general economic factors in markets where the Company's products and systems are proposed to be offered, franchised and leased.

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

At the next Annual Meeting of Shareholders the shareholders of the Company will be asked to ratify the following: (a) To approve an amendment to the Company's Certificate of Incorporation that increased the authorized number of Common Shares from 61,000,000 shares to 100,000,000 shares, an increase to 200,000,000 shares and to permit the Company's Board of Directors, without further action by the shareholders, to issue from time to time up to 10,000,000 authorized but unissued shares of Preference Stock, and to fix and determine the terms, limitations, relative rights and preferences of the Preferred Stock, in order to obtain financing, capital and/or acquire other businesses that can improve the performance or growth of the Company. When any shares of Preferred Stock are issued, certain rights of their holders may affect the rights of the holders of Common Stock. In addition to any other powers conferred on the Preferred Stock, holders of the Preferred Stock would have, under New York General Corporation Law, the right to vote as a separate class on any increase, decrease or change in the rights of the Preferred Stock. The affirmative vote of a majority of the outstanding shares of Preferred Stock would be required for approval of any such increase, decrease, or change. The authority of the Board of Directors to issue shares of Preferred Stock with characteristics it determines (such as preferential voting, conversion redemption and liquidation rights) may have a deterrent effect on persons who might wish to make a takeover bid to purchase shares of the Company at a price which might be attractive to its shareholders. However, the Board of Directors must fulfill its fiduciary obligation to the Company and its shareholders in evaluating any takeover bid; and (b) The creation of a stock option and stock award plan (the "Plan") which will authorize the grant of options to purchase common shares of the Company to key employees (including directors who are employees), which may be "incentive stock options" (ISO's) within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, or non-qualified options. The Plan also will provide for the grant of stock appreciation rights and stock awards to eligible participants subject to forfeiture restrictions; (c) The creation of a Directors Stock Option Plan pursuant to which stock options are awarded to those directors who are not officers or employees of the Company ("outside directors"). The plan will permit the Company to recruit and retain outside directors who will use their best efforts to promote the success of the Company's business,(d) The election of members to the Board of Directors; and (e)Ratify the selection of Peter C. Cosmas Co., CPA's, as the independent public accountant of the Company for the ensuing fiscal year.

Management at present does not know of any other matters that may be presented to a vote at the Annual Meeting of Shareholders.

SIGNATURE

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

   KENILWORTH SYSTEMS CORPORATION


By:/s/ Herbert Lindo
   --------------------------------------
   Herbert Lindo, President and Treasurer



Dated: October 23, 2000



Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

    99(a)  Convertible Promissory Note
    99(b)  Letter Agreement with Jeffrey Erb (Consultant)
    99(c)  Letter Agreement with Gordon Copelin, Esq.
    27     Financial Data Schedule

(b) Reports on Form 8-K

The Company filed Current reports on Form 8-K on March 15, 2000 to explain the reason for the delisting from the NASDAQ Bulletin Board and March 30, 2000 to give notice that the Company is current with its SEC financial reporting requirements.