Form 10-K
period 2000-12-31
KENILWORTH SYSTEMS CORP
filed 2001-03-29
CIK 55234

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934

     For the fiscal year ended DECEMBER 31, 2000

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

                                      NONE

Securities registered pursuant to section 12(g) of the Act:

                                (Title of class)
                                ----------------
                     COMMON STOCK, PAR VALUE $.01 PER SHARE


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by court. Yes [X] No [ ]

The number of shares outstanding of the company's common stock as of December 31, 2000 totaled 64,932,502 shares.

The aggregate market value of the voting stock held by non-affiliates (54,601,502 shares) of the Company on March 8, 2001 was $6,552,180. The price at which the common stock sold on the aforesaid date was $0.12.


                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------


Part III which includes Item 10 (Directors and Executive Officers of the Registrant), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management) and Item 13 (Certain Relationships and Related Transactions) will be incorporated in the registrant's proxy statement to be filed within one hundred twenty (120) days of December 31, 2000, and are incorporated herein by reference thereto.

     In addition to historical information, This Annual Report on Form 10-K contains certain forward-looking statements and Risk Factors. We expressly disclaim any obligations on undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or to reflect any change in events, conditions or circumstances on which any such forward-looking statement is based in whole or in part. Readers should amongst the other statements contained herein and future filings with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed, carefully review in Item 7 "Cautionary Statements for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995 and Risk Factors". All of the Risk Factors contained therein should be carefully read.

                                     PART I
                                     ------


ITEM 1 - DESCRIPTION OF BUSINESS
--------------------------------


THE COMPANY

Kenilworth Systems Corporation hereinafter referred to as "Kenilworth" or "we" was incorporated on April 25, 1968 under the laws of the State of New York.

PLANNED BUSINESS

We plan to be engaged in the development, manufacturing, marketing and operation of "Project Roulabette". Project Roulabette is proposed to allow casino patrons and other players around the industrialized world to play along with live in-progress casino table games such as Roulette, Craps, Baccarat and Black jack via digital satellite television programming emanating from strictly state regulated casinos located in the United States and other locations around the world, on self-sufficient computer terminals dubbed "Roulabette".

Our present plans are to develop a wagering system, dubbed "Project Roulabette" that would allow patrons all over the industrialized world to play and wager on live casino table games on terminals placed in hotels, resorts, bars and other public gathering places and in homes and offices on personal computers (PC's) or television sets connected to set top boxes for Interactive TV via digital satellite broadcasts emanating from strictly regulated U.S. casinos.

The first step will be to conduct a three (3) month test of the system at our proposed facility and, after successfully completing the test, to test the system using a casino site. The test will be with twenty (20) Roulabette terminals.

To conduct the tests Kenilworth believes it will require initially five million dollars ($5,000,000) to a) purchase computers, digital television broadcast equipment and table games; and, b) defray the cost of the facility and pay the salaries of six (6) employees who are specialists in software design, TV broadcasts, and mechanical design, for a period of eighteen (18) months, and from time to time, consultants who will assist the design team. In order to market Project Roulabette while the development of the terminals proceeds Kenilworth will require an additional five million dollars ($5,000,000) to hire management and marketing people to secure future orders for the system.

In 1990 Kenilworth completed a prototype system that allowed casino patrons to play along with live in-progress casino table games only within the confines of a casino, via closed circuit television. Also in 1990, we developed and delivered for the TAB in Australia, a cashless slot machine system. (See "History of the Company" in this Item one). Both systems required debit cards and central main frame computers to manage the wagers. By making use of the expertise applied in the development of the aforementioned systems we plan to develop a second generation terminals that will manage the wagers. This as planned would allow a player in an interactive manner, at a remote location (outside the casino confines), to experience the actual play and excitement at the casino table game and to make wagers on the various games, without having to be physically present at the casino or casino table.

The proposed Roulabette terminal consists of a personal computer (PC) with two
(2) monitors. One monitor as proposed would display the live in-progress casino game and the second would be outfitted with a touch screen which allows a player to place wagers directly over the games displayed on the first monitor, a variable denomination bill acceptor and a bar code ticket dispenser, all housed within an attractive enclosure, about the size of a typical slot machine. Each terminal is proposed to be self- sufficient, manage wagers from $.25 to $100 or the equivalent in most any currency and receive the table game play via simulcast satellite TV broadcasts.

Where authorized, hotels, resorts clubs and other public gathering places will be able to offer casino table game action in their establishments without incurring the costs to operate a casino. The Roulabette terminal is expected to offer an alternative to slot machine players. There are now believed to be more than ten (10) million slot machines played throughout the world.

Terminals played in casinos would allow players to wager at table games in progress, only a few feet away, with much lower minimum wagers. Potential table game players can also experiment and learn the games before graduating to table game play. In addition to developing the stand-alone terminals, we will also seek to develop systems that will allow individuals at home and offices, throughout the world, to place wagers along with the live, in-progress casino games, using personal computers or modalities as a television set connected to the internet (interactive TV) with set top boxes as offered by AOLTV, Microsoft's WebTV and AT&T TV.

Kenilworth will seek to promote to state lotteries, and other state regulated entities, the ability to operate websites that will manage the wagers. The program will ask state legislatures to amend their lottery horse/dog racing and OTB legislation to include Roulabette wagering or promulgate new legislation. There are no assurances that the necessary approvals will be granted.

There are powerful arguments for state legislatures to amend their Lottery Acts to include "play along with casino games". Lottery revenue is gradually decreasing in every state. Thirty-two (32) states and the District of Columbia are pooling their lottery prizes with the "Power Ball" and "Big Game" national lotteries. In most of these states, the state lottery finds it difficult to obtain sufficient numbers of players to make up a minimum weekly lottery prize of one million dollars ($1,000,000). In most states, the revenue from lottery play benefits education. States need something more attractive to restore revenue. With "play along with casino games", there is interaction, excitement and fun. All at much better odds than may be offered by the lotteries. The lotteries can establish maximum wagers daily, weekly and monthly limits.

Once play along in homes and other public gathering places has started, we intend to introduce casino games such as "limited tournament play". For twenty-five dollars ($25.00), players can sign up with their respective website operators and make up to thirty (30) wagers on any table game. The individual that wins the most money during a specific tournament game period may win as much as a million dollars ($1,000,000) in addition to their game play win. As more interactive play along with casino games develops, the prizes can be increased and multiplied. The limited tournament play games can be scheduled more than once a day, during specific hours of the day, on specific days or nights of the week or once or twice a month. Actual live experience will determine scheduling.

HISTORY OF KENILWORTH

Before entering the bankruptcy proceedings described below, Kenilworth for the last eighteen (18) years was engaged in the development, manufacturing and marketing of cashless casino wagering systems.

In April 1988, Kenilworth entered into a contract with the Totalizator Agency Board (the "TAB"), a statutory agency of the State of Victoria, Australia, to design and install computer hardware and software and supply plastic wagering cards for high-tech cashless wagering facilities, called "Tabarets", to be operated by the TAB within the State of Victoria. The first Tabaret opened on November 27, 1990, with one hundred twenty four (124) Player Activated Terminals ("PATs") which are similar to slot machines except they are played with debit cards instead of coins or tokens. The PAT's offer variable denomination play and selection of five (5) different games.

In 1990, Kenilworth had entered into contracts with three (3) Atlantic City, New Jersey casino operators to test market Kenilworth's cashless wagering system for a minimum of six (6) months. Each installation on the casino floor was to have a minimum of one hundred (100) PAT's and fifty (50) slot machines, converted by Kenilworth to be played both with cash and cashless. The combination of cash and cashless on existing slot machines was attractive to the casino operators, as it permitted a gradual transition from cash to cashless play.

Kenilworth was to furnish, without expense to the casino, all the necessary equipment, including the central computer and communications hardware. The casino operators would provide for the installation of cables required to interconnect the equipment, as well as provide free accommodations for the Kenilworth's personnel necessary to operate the system during the test. Each of the operators committed a substantial budget for the promotion of the systems. After the first system was to be in operation for a period of three (3) months, and if operating profitably, the New Jersey casino regulatory agency agreed it would commence examining the system for their approval process. We expected this process to take at least three (3) months. When we had obtained approval from the regulatory agencies for its system, the operators would then purchase the system in quantities, for prices stated in the contract, or ask Kenilworth to remove the system.

Just prior to the start of the first test, Kenilworth ceased all operations in February 1992. Thus, none of the tests were conducted. We sold and installed only one (1) cashless slot system, which was to the Australian agency described above.

Throughout the 1980's Kenilworth experienced working capital shortages that resulted in our filing a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. From August 28, 1982 to June 7, 1985 we operated during reorganization proceedings. On June 7, 1985, a United States Bankruptcy Judge confirmed our Plan of Reorganization. On April 27, 1988, the Bankruptcy Court entered a final decree in the case. On October 27, 1988, the case was re-opened on grounds the Debtor failed to consummate its plan of reorganization and on February 25, 1991 the case was converted to a case under Chapter 7 of the Bankruptcy Code. By order of the Court dated June 19, 1991 the Chapter 7 was reconverted to a case under Chapter 11 of the Bankruptcy Code. A second plan of reorganization was approved and a second order of confirmation was entered in connection with the Chapter 11 case on October 2, 1991. However, Kenilworth was unable to consummate its second plan of reorganization, and by order dated November 25, 1991, the case was reconverted to a case under Chapter 7 of the bankruptcy Code.

From February 5, 1991 through September 23, 1998, we were inactive. In September 1998, a United States Bankruptcy Judge in the Eastern District of New York approved the Final Report and Accounts submitted by the Chapter 7 Trustee of the Estate of Kenilworth and after obtaining approval from the U.S. Trustee, Kenilworth made a one hundred percent (100%) cash distribution to the creditors and paid in full all administrative fees and expenses. We emerged from Bankruptcy on September 23, 1998 with no assets and no liabilities and with the Bankruptcy Court approval, all of the books and records since incorporation of Kenilworth have been released us.

We emerged from Chapter 7 bankruptcy proceedings on September 23, 1998 when the Trustee for the Estate of Kenilworth paid, in cash, one hundred percent (100%) of all approved creditors claims and administration fees and expenses out of the $4,424,056 proceeds from the sale of substantially all of the assets of the Kenilworth Estate, recoveries of receivables and interest income. Pursuant to the Asset Sale Agreement, the purchaser was entitled to receive any cash funds remaining up to one million dollars ($1,000,000) after all claims were paid in full. Accordingly, $123,652.62 was refunded.

By virtue of having paid all claims in full (one hundred cents of each dollar claimed), the residual value consisting of approximately eight million dollars

($8,000,000.00) in unexpired net operating tax loss carry forward credits belong to Kenilworth. See Note 5- Notes to the Consolidated Financial Statements.

To make use of the tax credits Kenilworth must have income taxable earnings from the same type of business as when the credits were earned. We believe that earnings from Roulabette would qualify for the tax credits under the existing tax code. We had no other assets and no liabilities, when we emerged from bankruptcy.

NATURE OF PLANNED BUSINESS

The gaming industry is comprised primarily of five (5) service industries: (1) traditional pari-mutuel wagering on horse and dog racing; (2) casino, Indian Reservations, and riverboat gambling; (3) lotteries; (4) charitable organization gambling (Bingo and Las Vegas Nights); and (5) Sports book.

Kenilworth intends to operate primarily in the casino segment.


                             THE ROULABETTE TERMINAL
                             -----------------------


The Roulabette terminal which is planned would consist of a personal computer
(PC) with two (2) monitors, one monitor displays the live in-progress casino game and the second is outfitted with a touch screen which allows a player to place wagers directly on the games, a variable denomination bill acceptor and a bar code ticket dispenser, all housed within an attractive enclosure, about the size of a typical slot machine. Each terminal is proposed to be self-sufficient and manages wagers from $.25 to $100 or the equivalent in most any currency.

HOW TO PLAY ROULABETTE

After depositing money via the bill acceptor, the terminal displays the amount deposited and prompts the player to select one of the four table games (Roulette, Craps, Black Jack and Baccarat) that are available and broadcast live via digital satellite broadcasts (simulcast) to the terminal. The player then is asked to select a denomination, from $.25 up to $100, by touching the selected amount on the touch screen.

ROULETTE

When playing Roulette, the monitors are planned to display the table (without the wheel) on the touch screen. The player, by touching the spot on the table, places a wager directly on the table, most often on top of a chip placed on the table by the players of the televised simulcast games. The touch screen displays a distinctive image of a chip (1,2,3, chips, etc.) placed by the Roulabette player, for easy identification. There is a spot on the touch screen where the last or all wagers can be canceled, and a spot where the wagers are confirmed. Immediately after the wager is confirmed, the amount wagered is debited from the last amount shown in the credit account.

When the television camera, over the Roulette wheel, spots the ball going around in the wheel, the upper screen displays "No More Bets" and the terminal is locked for betting.

The player now watches the ball go around on the wheel until the ball comes to rest on one of the thirty-eight (38) numbers of the wheel. After a second the upper screen shows the table, and after the marker is placed by the croupier at the table on the winning number, all losing chips are removed from the table, including the losing chips of the Roulabette terminal players. If the player has chips on the winning number, the lower screen shows the amount won and after the player confirms the pay-off by touching the winning number, the amount won is credited to the account and displayed on the lower screen. After a short period of time, the new wagering for the next game begins.

A player can wager on all positions available at the table game. The winning numbers of the previous twenty (20) games are displayed on the upper screen to assist the player in selecting new wagers. If a player has a problem with the terminal, or disagrees with the winning payoff, there is a spot on the lower screen to call for an attendant.

CRAPS

When the player selects Craps, half the table is proposed to be displayed on the screen. The wagers are placed in the same manner as if the player were playing at the Crap table. All bets available on the table are available on the Roulabette terminals. When the croupier pushes the dice from the center of the table toward the table player, the terminal locks for removing bets only. Additional bets may be placed during the game. After the dice are rolled and come to rest, the TV camera zooms in on the dice separately and the Roulabette player can read the numbers on the dice.

BACCARAT

When playing Baccarat, the entire table is planned to be shown on the upper screen with a wide-angle TV camera. The player either selects the bank (which holds back a five percent [5%] commission on all wins) or the player. Cards are confirmed by character recognition.

BLACKJACK

When playing Blackjack, the camera is proposed to show up to seven (7) hands being played at the table and the house cards. The Roulabette player selects a player and bets along with his or her hand. The Roulabette player MAKES NO DECISION whether to hit or stay. Since there are seven (7) players, if dissatisfied with one player's play, another player can be selected.

At the end of the play, all credits (winnings) are paid by the Roulabette terminal issuing a bar code receipt which states the amount of credit and is cashed out at a casino cage or cashier located in hotels, clubs, pubs, etc or by credit to the wager's account at the website. A computer link between the Cashier Stations and each Roulabette terminal verifies that the bar code receipt specifying a certain amount of money was issued by the designated Roulabette terminal.

INSTRUCTION AND PRACTICE PLAY

After making a deposit in the Roulabette terminal, a player would select instructions on how to play and may make up to ten (10) "make believe" bets for practice. Playing along on a Roulabette terminal may be more exciting than playing a slot machine, since the player has a hand in the outcome of the game.

Roulabette should be a welcome addition to casino operators. It may entice slot players to graduate to table game players.

MARKETING STRATEGY/SALES PLAN

In the United States Kenilworth expects to refrain from using the Worldwide Web
(WWW) Internet to manage wagers from individuals outside of the casino confines. Legislators have voiced strong objections to having their constituents' gamble one-on-one against computers located on Caribbean islands, totally unregulated. In Roulabette, the play-along broadcast emanates from casinos that are regulated by strict and comprehensive rules and state regulations, enforced by gaming control regulators and everybody plays along with the same live table game. There is a world of difference between playing in a virtual make believe casino compared with an actual casino.

For the reasons stated, Kenilworth will ask state lotteries, Off-Track Betting
(OTB) corporations, pari-mutuel race tracks, and other state and federal regulated agencies to manage the wagers from individuals playing along on their PC's and their television sets using interactive TV set top boxes that convert regular television sets into minicomputers within their state.

The individuals would have to pre-deposit funds into an account with the wager management company and then place wagers with their credit balance. The wagers and running balances will be transmitted to the Roulabette player's PC and/or television sets with telephone lines not crossing any state lines, similar in principle to telephone accounts wagering offered by the New York State Off-Track Betting Corporation and the state of Nevada casino sports book.

After we obtain permission to play Roulabette in a given state and engages a wager management organization in order to promote digital satellite and interactive television to the state's residents, Kenilworth would install the eighteen (18) inch dish antenna and converter box required to receive digital TV programming and interactive TV at its own cost, if the subscriber opens a Roulabette wagering account for three hundred dollars ($300). In addition, Kenilworth would pay the monthly subscription fees to view all digital TV programming offered and the internet service provider (ISP) subscription fee if the customer wagers at least one hundred twenty dollars ($120) each month - win, lose, or draw - makes no difference.

In states with approved lottery and/or other gambling legislation, we plan to introduce Roulabette terminals to hotels, clubs (similar to card clubs in California) and resorts, to provide upscale gathering places for tourists and local residents. Charitable organizations that are permitted to conduct "Nevada Nights" and Bingo games may wish to offer Roulabette gaming on a more permanent basis. To receive the broadcast signal, all that would be required is an eighteen (18) inch direct TV antenna and distribution equipment. The Roulabette terminals are intended to be self-sufficient and accept dollar bills (or script, to control the amount an individual is allowed to wager in one day or other time period). We plan to lease all the equipment necessary to participants for a share of the profits.

To gain approval for our Roulabette-style gambling in jurisdictions that have not approved any gambling legislation, Kenilworth proposes to engage lobbyists to introduce, promote, and obtain legislative approval to permit Roulabette-style gambling. Our strategy is to find depressed resort areas and have the resort/hotel operators convince their local politicians of the benefits to their business and the local economies and request them to promote legislative approval, either state-wide or limited to their areas. Riverboat gambling started to rehabilitate decaying waterfronts. Roulabette can do the same in depressed economic areas.

When the live casino TV broadcasts are beamed for global viewing, Kenilworth will seek out similar organizations, as proposed for the United States and betting shops and slot route operators, that can provide the servicing of individual accounts and placement of Roulabette terminals in hotels, clubs, pubs, racetracks, etc. In all instances, we plan to offer only profit sharing arrangements to franchisees, which will require leasing all the equipment necessary to the franchisee, to discourage competition.

In overseas installations, wherever permitted, Kenilworth will make use of the WWW Internet to manage the wagers.

COMPETITION

Many segments of the gaming industry are characterized by intense competition, with a large number of companies offering the same type of wagering products and services. None of these companies at present are believed to offer the same or similar equipment or systems as intended by Roulabette. The most likely competition will come from slot machine manufacturers who could relatively quickly adapt slot machines to play along with live casino table games. The three (3) major slot machine manufacturers in the United States are International Gaming Technology, Bally Gaming and Anchor Gaming, all of which have vastly greater resources than the Company and may have under development systems that directly compete with Roulabette.

We immediately plan only to broadcast the live casino table games from one or two (1 or 2) companies that own casinos. Other casino owners may start their own broadcasts and have their own terminals manufactured that compete with Kenilworth after Kenilworth has done all its pioneering for play-along wagering.

PATENTS

We have filed a patent application for the system "Project Roulabette" that includes the terminal, the games and for copyright protection for its associated software. There are no assurances that Kenilworth will be issued any patents and if they are issued that they will deter competition and/or benefit us financially.

GOVERNMENT REGULATIONS

Kenilworth has no licenses from casino regulating authorities at the present time and may never become able to obtain any licenses that we will require in the future. Each state has its own regulations, and in states where Kenilworth does business, Kenilworth will have to comply with these regulations. The following discussion is not necessarily complete, or current regarding laws and regulations that may be applicable to us.

NEW JERSEY

In order to sell its Roulabette wagering systems to casinos in New Jersey, Kenilworth must be licensed by the New Jersey Casino Control Commission (CCC) in accordance with the New Jersey Casino Control Act as a manufacturer and distributor of gaming equipment. We will have to make arrangements to apply for licensing in New Jersey. The New Jersey Commission may require that persons holding in excess of five percent (5%) of the publicly traded equity securities of Kenilworth qualify under the Casino Control Act. Any beneficial holder of the voting securities owned may be required to file an application, be investigated, and have his qualifications determined if the CCC has reason to believe that such ownership may be inconsistent with the declared policies of the Casino Control Act.

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

No publicly traded corporation is eligible to apply for, or hold gaming licenses in Nevada. A publicly traded corporation may be registered and found suitable to acquire or to hold an interest in a corporate subsidiary, which holds such gaming licenses. Before Kenilworth may do business in Nevada, it will have to register with the Nevada Gaming Regulators as a publicly traded holding company and found suitable to hold an interest in a licensed subsidiary. After an investigation is completed, licensing may take approximately ninety (90) days. No proceeds from the public sale of securities by a registered holding company may be used to acquire, construct, operate, or finance gaming facilities in Nevada or to retire or extend obligations incurred for such purposes unless the public offering of those securities has been approved by the Nevada Gaming Regulators.

The Nevada Gaming Regulators may require any individual who has a material relationship with us to be investigated and licensed or found suitable. Any person who acquired five percent (5%) or more of Kenilworth's securities must report the acquisition to the Nevada Gaming Regulators. Any person who becomes a beneficial owner of ten percent (10%) or more of Kenilworth's securities must apply for a finding of suitability. The Nevada Regulators have the power to investigate any security holder of Kenilworth.

If Kenilworth registers as a publicly traded holding company, the Nevada Gaming Regulators would have the power, at any time, to require the Company's stock certificates to bear a legend indicating that the stock is subject to the Nevada Gaming Control Act and the regulations of the Nevada Gaming Regulators. The Nevada Gaming Regulators, through the power to regulate licensees and otherwise under Nevada law, would have the power to impose additional restrictions on the holders of Kenilworth's securities at any time.

FEDERAL

The Federal Gambling Devices Act of 1962 (the "Federal Act") makes it unlawful for a person to manufacture, deliver, or receive gaming machines, gaming machine type devices and components thereof across interstate lines unless that person has first registered with the Attorney General of the United States. In addition, various record keeping and equipment identification requirements are imposed by the Federal Act. Violations of the Federal Act may result in seizure or forfeiture of equipment, as well as other penalties.

OTHER REGULATIONS

The manufacture, distribution, sale, and use of slot machines is controlled by state and federal law, which may also apply to our Roulabette gaming terminals. Certain foreign countries permit the importation, sale, or operation of slot machines. Where importation is permitted, some countries prohibit or restrict the pay-out feature of the traditional slot machine or limit the operation of slot machines to a controlled number of casinos or casino-like locations. Certain of these jurisdictions also require the licensing of gaming devices. Our Roulabette terminals may be considered similar to slot machines and may have to meet these regulations.

FABRICATION/ASSEMBLY OPERATION

When we start to market the Roulabette Wagering System, we plan to assemble/manufacture the initial terminals required for the tests at a proposed fifteen thousand (15,000) square foot industrial facility on Long Island, New York, from standard or specially manufactured (to our specifications) electronic, TV, and other components purchased from vendors or manufactured by subcontractors. Assembly equipment and tools, benches, racks, and quality control testing equipment required for the assembly operations are not extensive and are readily available. When larger quantities for the system hardware are required, we will engage subcontractors to perform the assembly work in the interest of cost efficiency.

EMPLOYEES

Kenilworth at present has two (2) employees. One performs administration work and the other works on research related to casino wagering around the world. After acquiring the proposed leased industrial space, we expect to engage immediately six (6) additional employees all of which may be former Kenilworth employees and several consultants. One employee will be for administrative work, and the others in software design, television broadcasting, component design and fabrication, and assembling.

RESEARCH AND DEVELOPMENT

Kenilworth's product development work will be divided into two (2) areas: hardware and software. Current development efforts will be directed at using off-the-shelf computer equipment, dollar bill acceptors, and bar code receipt printers, in the design for the Roulabette terminals. Software efforts are aimed at component integration with software features unique to the overall TV broadcast system and software required to manage the wagers from outside the casino environment.

Kenilworth presently does not have the capital to support its planned research and development and is presently looking for sources to raise such capital, of which there can be no assurances. Research and development costs are expected to be five million dollars ($5,000,000) over the next six (6) to eight (8) months. An additional five million dollars ($5,000,000) will be required to engage a management team and marketing staff. Most of that amount will be expended for the salaries and fees for the software programmers and consultants.

BACKLOG

We do not have any backlog.


ITEM 2 - PROPERTIES
-------------------


Kenilworth, until it can relocate into larger industrial space, operates out of an office located in the president's private residence at 54 Kenilworth Road, Mineola, NY 11501, rent-free.


ITEM 3 - LEGAL PROCEEDINGS
--------------------------


Since emerging from Chapter 7 Bankruptcy Proceedings on September 23, 1998, Kenilworth has not been involved in any legal proceedings.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------


Not Applicable.


                      EXECUTIVE OFFICERS OF THE REGISTRANT
                      ------------------------------------

The names, ages and positions held by each of Kenilworth's directors and executive officers are as follows:

                                                               FIRST ELECTED
                                       OFFICES AND             OFFICER OF
NAME                       AGE         POSITIONS HELD          KENILWORTH
-------------------------------------------------------------------------------
Herbert Lindo              75          Chairman of the         1972
                                       Board, President
                                       & Treasurer

Joyce Clark                64          Director & Financial    1998
                                       Officer

Kit Wong                   71          Director                1999

Betty Sue Svandrlik        61          Vice President &        1998
                                       Secretary
-------------------------------------------------------------------------------

All of the above executive officers and directors have been elected to serve until the next Annual Meeting of Shareholders or until their respective successors are elected and qualified. The Board presently anticipates that the Shareholders Meeting will be held in late April or early May 2001.


                                     PART II
                                     -------


ITEM 5 - MARKET PRICES OF THE COMPANY'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS
----------------------------------------------------------------


(a) After Kenilworth emerged from Bankruptcy Proceedings in September of 1998, its Common Stock resumed trading on the National Association of Security Dealers Automated Over the Counter Market (OTC) Bulletin Board, on October 5, 1998 under the old trading symbol "KENS". On January 19, 2000, our Common Stock was removed from the NASDAQ system and started trading on the OTC Pink Sheets. The following table sets forth high and low closing sales prices for our Common Stock, as reported on the OTC Pink Sheets.


                                     Low Sales Prices      High Sales Prices

                                                      1999
                                                      ----
         January 1, 1999
         Through March 31, 1999              $.08                     $.20

         April 1, 1999
         Through June 30, 1999               $.05                     $.08

         July 1, 1999
         Through September 30, 1999          $.05                     $.08

         October 1, 1999
         Through December 31, 1999           $.02.5                   $.08

                                                      2000
                                                      ----
         January 1, 2000
         Through March 31,2000               $.05                     $.35

         April 1, 2000
         Through June 30, 2000               $.11                     $.39

         July 1, 2000
         Through September 30, 2000          $.20                     $.44

         October 1, 2000
         Through December 31, 2000           $.12                      $.23


(b) Holders. There were approximately 3,400 holders of record of Common Stock of Kenilworth as of December 31, 2000.

(c) Dividends. Kenilworth has not paid any dividends on its Common Stock. We plan to apply any earnings it achieves to expansion of the business and does not expect to pay any dividends in the foreseeable future.


ITEM 6 - SELECTED FINANCIAL DATA
--------------------------------


The following table summarizes certain selected financial data and is qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements and related Notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

Selected Financial Data for the five (5) years ended December 31, 2000, are as follows:

                                     SUMMARY OF OPERATIONS

                          2000             1999              1998            1997       1996
                          ----             ----              ----            ----       ----
Net sales
from operations          $     -0-       $    -0-         $       -0-        The Company did
Other income                             $    -0-         $ 4,300,403        not have any
Payments of                                                                  operations
  Liabilities                            $    -0-         $(8,767,921)       during
Earnings (loss)          $(136,589)      $(11,830)        $(4,475,430)       Bankruptcy
Earnings (loss)                                                              Proceedings.
  per common share       $    (.00)      $   (.01)        $      (.07)
Fully diluted            $    (.00)      $   (.01)        $      (.02)
CAPITAL RESOURCES
as of December 31,
Total assets             $  47,859       $    -0-         $        -0-
Current assets           $  37,564       $  9,034         $     16,000
Current liabilities      $  28,365       $    242         $      7,912
Stockholders' equity     $  19,494       $  8,792         $        -0-


ITEM 7 - MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
----------------------------------------------------------------------


(a) RESULTS OF OPERATIONS

Since we emerged from bankruptcy proceedings on September 23, 1998, we had no revenues from operations, and therefore sustained losses from general administration expenses amounting to $136,589 in 2000 and $11,830 in 1999. Kenilworth has had no revenues from operations during the past eight (8) years and there can be no assurances that it will ever have revenue from present planned operations.

(b) LIQUIDITY AND CAPITAL RESOURCES

Kenilworth has not conducted any business and operations since 1991. At December 31, 2000 our working capital was $9,199. In Kenilworth's present state of operation to formulate a viable business plan, Kenilworth requires very little funding to continue this planning. We have been dependant upon the resources of its President who receives no compensation and funds received in 2000 from private investors of $7,500.

Our present plans are to develop a wagering system dubbed "Project Roulabette" that would allow patrons all over the industrialized world to play and wager on live casino table games on terminals placed in hotels, resorts, bars and other public gathering places and in homes and offices on personal computers (PC's) or television sets connected to set top boxes for Interactive TV via digital satellite broadcasts emanating from strictly regulated U.S. casinos.

The first step will be to conduct a three (3) month test of the system at our proposed facility and, after successfully completing the test, to test the system using a casino site. The test will be with twenty (20) Roulabette terminals.

To conduct the tests Kenilworth believes it will require initially five million dollars ($5,000,000) to a) purchase computers, digital television broadcast equipment and table games; and, b) defray the cost of the facility and pay the salaries of six (6) employees who are specialists in software design, TV broadcasts, and mechanical design, for a period of eighteen (18) months, and from time to time, consultants who will assist the design team. In order to market Project Roulabette while the development of the terminals proceeds we will require an additional five million dollars ($5,000,000) to hire management and marketing people to secure future orders for the system.

Unless we are able to obtain these funds, of which there are no assurances none of the tests and initial development work can commence; and we will not be able to commence our planned business.

Kenilworth plans to obtain the necessary funding by offering in a Private Placement, Common Shares, Cumulative Convertible Preferred Shares and/or by the sale of limited joint venture participations in future Roulabette franchises. There can be no assurances that the Company will be able to secure any of these funds.

When the tests are completed and we have obtained all required licenses from the gaming control regulators and the state legislatures to broadcast the live in-progress casino table games and has contracts with franchisees to place terminals around the world, we expect to commence normal business. Kenilworth will also seek to obtain production financing from regular banking sources to finance the manufacturing of the Roulabette terminals. There can be no assurances that any such financing will be available to us.


CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND RISK FACTORS

The information contained in this Form 10-K and Kenilworth's other filings with the Securities Exchange Commission may contain "forward-looking" statements within the meaning of section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbors created thereby. Such information involves important risks and uncertainties that could significantly affect results in the future and, accordingly, such results may differ from those expressed in any forward looking statements herein. Future operating results may be adversely affected as a result of a number of factors. Set forth below are certain important factors that could cause actual results to differ materially from those in such "forward-looking" statements that are directed to each shareholder and potential shareholder of Kenilworth.

YOU SHOULD NOT RELY ON FORWARD-LOOKING STATEMENTS BECAUSE THEY ARE INHERENTLY UNCERTAIN

You should not rely on forward-looking statements in this Form 10-K. This Form 10-K contains forward-looking statements that involved risks and uncertainties. We use words such as "anticipates", "believes", "plans", "expects", "future", "intends" and similar expressions to identify such forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-K. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by Kenilworth as described below and elsewhere in this Form 10-K.

NO OPERATING HISTORY

We have had no revenues from operations since 1991. We emerged from our bankruptcy proceedings in 1998 without assets. We have had no revenue from operations since then and we may never have any revenues from operations in the future.

WE HAVE NO WORKING CAPITAL

As of December 31, 2000 the working capital of Kenilworth is $9,199. This will not enable Kenilworth to achieve any of its planned operations. There can be no assurances that Kenilworth would ever have sufficient working capital to engage in its planned operations.

OUR BUSINESS IS ONLY IN THE PLANNING STAGE

Kenilworth's business presently is solely in the planning stage. We plan to engage in the development, manufacturing, marketing of an operation entitled "Project Roulabette". Project Roulabette would allow casino patrons and other players to play along with live in-progress casino table games such as Roulette, Craps, Baccarat, and Blackjack via digital satellite television broadcasts (simulcasts) emanating from strictly state regulated casinos located in the United States and other locations around the world, to self-sufficient computer terminals dubbed "Roulabette". The Roulabette terminal is a proposal intended to be built and there can be no assurances that it will ever be built. We have no agreements, customers or proposals for any future business.

WE NEED AT LEAST TEN MILLION DOLLARS ($10,000,000)

In order to develop the Roulabette terminal, we estimate at this time, that we will need at least approximately ten million dollars ($10,000,000). We do not have this money nor do we have any agreements or understanding to procure this money. We may never get this money. If we do obtain this money, it may not be sufficient. Further, should such monies be available it may not be available on terms satisfactory to Kenilworth or it may be available on such terms that substantially dilute the interest of existing shareholders. If we obtain this money, we will need substantial additional funds for the proposed marketing plan and there can be no assurances that such funds will ever be available to allow Kenilworth to engage in business on a profitable basis.

OUR BUSINESS IS SUBJECT TO OUR ABILITY TO OBTAIN AND RETAIN KEY PERSONNEL

At the present time, we do not have any employees who will be able to develop Roulabette. It will be necessary for us to obtain personnel qualified and with the expertise to develop Roulabette. We believe at this time we would require initially six (6) employees and several consultants. There can be no assurances of the availability of any such employees and consultants.

WE ARE DEPENDANT UPON OUR PRESIDENT

Kenilworth has been dependant upon the services of its president Herbert Lindo who is 75 years old. Herbert Lindo has performed his services during the past recent years without compensation. Should Kenilworth procure working capital, there can be no assurances that he will continue to work without compensation. There also can be no assurances of Herbert Lindo's continued availability.

RAPID CHANGES IN TECHNOLOGY

The technology and Project Roulabette in general is subject to rapid change. Kenilworth will need to maintain an ongoing research and development effort of which there can be no assurances of success or availability of funds. Additionally, there can be no assurances that the development of technologies and products by competitors will not render the Kenilworth's products or technologies non-competitive or obsolete.

WE ARE ENGAGED IN A HIGHLY COMPETITIVE INDUSTRY

Our business is subject to significant competition. Competition exists from larger companies that possess substantially greater technical, financial, sales and marketing resources that Kenilworth presently possesses. Such competition is expected to increase. Such increased competition may have a material adverse effect on Kenilworth's ability to successfully market its products.

WE HAVE FILED A PATENT APPLICATION FOR ROULABETTE BUT THERE CAN BE NO ASSURANCE A PATENT WILL BE ISSUED

We have filed a patent application for the system "Project Roulabette". There can be no assurances that a patent will be issued or that if issued, the challenges will not be instituted against the validity or enforceability of such patent.

OUR ROULABETTE TERMINAL IS SUBJECT TO VARIOUS FEDERAL, STATE AND LOCAL LAWS AND REGULATIONS

The use of Roulabette is subject to various federal, state and local laws and regulations both in the United States and over seas countries. There can be no assurances that we will ever be able to obtain licenses or permits necessary to conduct our business or that we will be able to comply with these applicable laws and regulations.

PRIOR CONVICTION OF HERBERT LINDO

Herbert Lindo, the president of Kenilworth, was convicted in 1993 on three (3) counts of having permitted three (3) banks located in the Upper Peninsula of

Michigan to sell unregistered, legended, restricted Kenilworth shares pursuant to SEC Rule 144 prior to the bank having the then required two (2) year holding period. The sales took place in 1987 and 1988. Mr. Lindo was found not guilty of conspiring to sell unregistered securities which was not met, pursuant to SEC Rule 144. The Securities and Exchange Commission did not enter into the case. The indictments were brought by the U.S. Attorney of the Western District of Michigan. Mr. Lindo was sentenced to one thousand (1,000) hours of community service, fifteen (15) months house arrest, and fined six hundred thousand dollars ($600,000).

In 1992, the holding period for exemption pursuant to Rule 144 was reduced to one (1) year. The changed Rule did not apply to the 1987-88 sales. No one lost any money and Kenilworth had received fair value for the pledged securities. The government never charged Mr. Lindo with fraud. Mr. Lindo claimed he had no knowledge of the sales by the banks.

Because of this conviction, Herbert Lindo is likely not be found suitable by any Casino Control Commission or other regulatory body to hold licenses. When the time to apply for licensing Roulabette arrives, Mr. Lindo will resign totally from Kenilworth and place his Kenilworth shares into a voting trust. Until that time, Herbert Lindo believes that he is best suited to manage the post bankruptcy reorganization and to transform Kenilworth into a viable business.

THERE CAN BE NO ASSURANCES THAT CASINO OPERATIONS WILL PARTICIPATE IN THE ROULABETTE BUSINESS

The Roulabette system is planned to allow casino patrons and other players to play along with live in progress casino table games such as Roulette, Craps, Baccarat and Blackjack via digital satellite television programming emanating from state regulated casinos. There can be no assurances that casino operators will ever participate in Kenilworth's business.

OUR OFFICERS AND DIRECTORS WILL HAVE SIGNIFICANT CONTROL OVER US AND MAY APPROVE OR REJECT MATTERS CONTRARY TO A VOTE OF OUR SHAREHOLDERS

Our executive officers and directors together with their affiliates beneficially own a significant percentage of our outstanding common stock. These stockholders, if acting together, will be able to significantly influence all matters requiring approval by our stockholders including the election of directors and the approval of mergers or similar transactions even if the stockholders disagree.

SHARES ELIGIBLE FOR FUTURE SALE COULD CAUSE OUR STOCK PRICE TO FALL

If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could fall. As of December 31, 2000 we had 64,932,502 shares of common stock outstanding.

WE DO NOT INTEND TO PAY DIVIDENDS

We are not able to pay any dividends because we have no funds available to do so. Even if we had funds available, we do not intend or declare to pay any dividends on our common stock.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

The financial statements, the accompanying notes and the Report of Independent Accountants that are filed as part of this Report are annexed at the end of this report.


ITEM 9 - CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE
-----------------------------------------------------------------


                                      NONE


                                    PART III
                                    --------


Item 10, Item 11, Item 12, and Item 13 (DIRECTOS AND EXECUTIVE OFFICERS OF THE REGISTRANT, EXECUTIVE COMPENSATION, SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, and CERTAIN RELATIONSHIPS AND RELATED TRANACTIONS, respectively), will be incorporated in the registrant's Proxy Statement to be filed within one hundred twenty (120) days of December 31, 2000, and will be incorporated herein by reference.


                                     PART IV
                                     -------


ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
          REPORTS ON FORM 8-K
------------------------------------------------------


(a)      (1)      Financial Statements
Independent Auditor's Report                                          F-1

Consolidated balance sheets as of December 31, 2000 and 1999          F-2

Consolidated statement of operations and deficit for the periods beginning November 24, 1998 to December 31, 1998,and for the years
ended December 31, 1999 and 2000                                      F-3

Consolidated statement of cash flows for the periods beginning
November 24, 1998 to December 31, 1998, and for the years ended
December 31, 2000 and 1999.                                           F-4

Consolidated statement of changes in stockholders equity
(deficit) for the periods beginning November 24, 1998 to
December 31, 1998, and for the years ended December 31, 2000
and 1999.                                                             F-5

Notes to consolidated financial statements.                     F-6 - F-9

(b)    None

(c)    Exhibits

3(1)   Certificate of Incorporation and Amendments

3(2)   By-Laws

10     Kenilworth Performance and Equity Incentive Plan

21     Subsidiaries of the Registrant


                                   SIGNATURES
                                   ----------


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   KENILWORTH SYSTEMS CORPORATION

                                   By: /s/ Herbert Lindo
                                   -------------------------------------
                                   Herbert Lindo, President, Chief
                                   Executive and Chief Financial Officer


Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Herbert Lindo
---------------------------
Herbert Lindo, Director

Date:  March 29, 2001


/s/ Joyce Clark
---------------------------
Joyce Clark, Director

Date:  March 29, 2001


/s/ Kit Wong
---------------------------
Kit Wong, Director

Date:  March 29, 2001

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
Kenilworth Systems Corporation

We have audited the accompanying consolidated balance sheets of Kenilworth Systems Corporation and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations and deficit stockholders' equity (deficit) and cash flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Out responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principals used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kenilworth Systems Corporation as of December 31, 2000 and 1999 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principals.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the consolidated financial statements, the Company has recently emerged from bankruptcy and has not yet commenced operations. Future operations are contingent on obtaining funding. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 8. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Peter C. Cosmas Co., CPAs
New York, New York
March 25, 2001

                 KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS, as of
                           December 31, 2000 and 1999


                                     ASSETS

                                                       2000            1999
                                                       ----            ----
Cash                                            $     8,582    $          2

Due from related party                               28,982           9,032
Property, Plant and Equipment, Net                   10,295
                                                -----------    ------------
     TOTAL ASSETS                               $    47,859    $      9,034
                                                ===========    ============


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accrued Liabilities                             $    15,139    $        242

Payroll Taxes Payable                                 3,226               0
Note Payable                                         10,000
                                                -----------    ------------
    TOTAL LIABILITIES                           $    28,365    $        242
                                                ===========    ============

Common Stock, $.01 par value, authorized
 100,000,000 shares; issued and outstanding
 62,289,018 in December 31, 1999 and
 64,932,502 in December 31, 2000                $   649,325    $   622,890

Paid in capital                                  23,905,619     23,784,763

Deficit                                         (24,535,450)   (24,398,861)
                                                -----------    ------------

    TOTAL STOCKHOLDERS' EQUITY                       19,494           8,792
                                                -----------    ------------
    TOTAL LIABILITIES
      AND STOCKHOLDERS' EQUIY                        47,859           9,034
                                                ===========    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS of OPERATION and DEFICIT
             For the periods November 24, 1998 to December 31, 1998,
                   the years ended December 31, 2000 and 1999.

                                              Year Ended      Year Ended       Nov. 24, to
                                            DEC. 31, 2000    DEC. 31, 1999    Dec. 31, 1998

Revenues:
Sales                                       $        -0-     $      -0-       $    -0-

Costs and Expenses:
 Selling, general
 and administrative
 expenses                                        133,964         11,636          7,912
 Interest expense (income)                         3,216            194             -0-
   Total Costs and                               137,180         11,830          7,912
   Expenses
     Net income (loss)
      before other income
      and (losses)                              (137,180)       (11,830)        (7,912)

OTHER INCOME AND (LOSSES):
 Sale of assets                                      -0-            -0-            -0-
 Other gains                                         -0-            -0-            -0-
 Interest income                                    591             -0-            -0-
   Total Other                                      591
   Income                                            -0-            -0-            -0-
 (a) Payment of liabilities
     net of eliminations                             -0-            -0-            -0-
 (b) bankruptcy costs                                -0-            -0-            -0-
 (c) elimination of assets                           -0-            -0-            -0-
 (d) cancellation of
     treasury stock                                  -0-            -0-            -0-
   Other losses                                      -0-            -0-            -0-
     Net income (loss)                         (136,589)       (11,830)        (7,912)
Deficit - Beginning
   Of year                                  (24,398,861)   (24,387,031)   (24,379,119)
Deficit - End of
   Of year                                 $(24,535,450)  $(24,398,861)  $(24,509,784)
                                           ============   ============   ============

Earnings (Loss) per
   Share of
   common stock (Note 5)                   $        -0-   $        -0-   $        -0-
Average number of
   shares outstanding                        64,264,323     62,049,130     60,509,784
                                           ============   ============   ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES
                            STATEMENTS of CASH FLOWS
                   For the periods beginning November 24, 1998
                              to December 31, 1998
               and for the years ended December 31, 2000 and 1999.

                                           Year Ended           Year Ended            NOV. 24, to
                                          DEC. 31, 2000        DEC. 31, 1999         DEC. 31, 1998
CASH FLOWS USED IN
 OPERATING ACTIVITIES

Net Loss                                   $  (136,589)         $  (11,830)          $   (7,912)
 Adjustments to reconcile
  net loss to net cash provided
  by (used in) operating
  activities:
  Stock issuance for services
  rendered                                      26,624                 -0-                   -0-
  Depreciation                                   1,144                 -0-                   -0-
Changes in operating assets and
 Liabilities:
  Due from Shareholder                         (19,950)             6,968                    -0-
  Accrued expenses and taxes                    18,123               (330)                 7,912
                                           -----------          ----------           -----------
TOTAL ADJUSTMENTS                               25,941              6,638                  7,912

NET CASH USED IN
 OPERATING ACTIVITIES                         (110,648)           (5,192)                    -0-

CASH FLOWS FROM
 INVESTING ACTIVITIES
Purchases of Property and
 Equipment                                     (11,439)               -0-                    -0-
                                           -----------          ----------           -----------
NET CASH USED IN INVESTING
 ACTIVITIES                                    (11,439)               -0-                    -0-

CASH FLOWS FROM
   FINANCING ACTIVITIES
Proceeds from loans payable                    123,167             5,194                     -0-
Proceeds from stock issuances                    7,500                -0-                    -0-
                                           -----------          ----------           -----------
NET CASH PROVIDED BY
 FINANCING ACTIVITIES                         130,667              5,194                     -0-

Net Increase (Decrease) in cash                 8,580                  2                     -0-
CASH - BEGINNING OF PERIOD                          2                -0-                     -0-
                                           -----------          ----------           -----------
CASH - END OF PERIOD                       $    8,582           $      2             $       -0-
                                           ===========          ==========           ===========

NON-CASH TRANSACTIONS

During the year ended December 31, 2000 the Company issued Convertible Promissory Notes for 944,028 shares of common stock.

The Company issued common stock in lieu of payment for services rendered in the amounts of $16,995 and $7,340 during the years ended December 31, 2000 and December 31, 1999 respectively.

The Company issued convertible promissory notes on November 13, 1998 and December 29, 1998 in exchange for receivable from a related party in the amounts of six thousand and ten thousand dollars ($6,000 and $10,000) respectively. These notes were later converted to 400,000 and 477,666 shares of common stock during the period November 24, 1998 and December 31, 1998, respectively.

During the period ending December 31, 1999, 200,000 shares of Common Stock were issued at par value.

In connection with the emergence from bankruptcy the trustee distributed four million three hundred thousand four hundred and three dollars ($4,300,403) for the payment of priority liabilities and bankruptcy costs.


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF
                         STOCKHOLDERS' EQUITY (DEFICIT)
              For the years ended December 31, 2000, 1999, and 1998

                                                                  Additional
                                               Common Shares                   Paid-in         Retained
                                            Shares          Amount             Capital         Earnings
                                         ------------    ------------       ------------      ----------
Balances, December 31, 1990                60,477,352    $    604,773       $ 23,774,346     $(19,911,601)
Net Loss                                           --              --                 --       (4,467,518)
Balances, February 23, 1998                60,477,352    $    604,773       $ 23,774,346     $(24,379,119)
Balances, November 23, 1998                60,477,352    $    604,773       $ 23,774,346     $(24,379,119)
Issuance of Common Stock                      400,000           4,000              2,000
Net Loss                                           --              --                 --     $     (7,912)
                                         ------------    ------------       ------------     -------------
Balances, December 31, 1998                60,477,352    $    608,773       $ 23,776,346     $(24,387,031)
Issuance of Common Stock in
 connection with conversion of debt           477,666           4,777             10,417
Issuance of Common Stock For services         734,000           7,340
Non-Cash Issuance of Securities               200,000           2,000             (2,000)
Net Earnings                                                                                 $    (11,830)
                                         ------------    ------------       ------------     -------------
Balances December 31, 1999                 62,289,018    $    622,890       $ 23,784,763     $(24,398,861)
                                         ============    ============       ============     =============
Issuance of Stock in connection with
 Conversion of debt                          944,028            9,440           111,227
For services                               1,699,456     $     16,995       $     9,629
Net Income/(Loss)                                                                                (136,589)
                                         -----------     ------------       ------------     -------------
December 31, 2000 Balances                64,932,502         649,325         23,905,619       (24,535,450)
                                         ===========     ============       ============     =============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 KENILWORTH SYSTEMS CORPORATION and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
------


THE COMPANY AND NATURE OF BUSINESS

Kenilworth Systems Corporation (the "Company") was incorporated in New York in April 1968 and now plans to be engaged in the business of developing and manufacturing terminals that permit individuals from remote locations, to play along with live in progress casino table games located inside and outside the casino confines via TV (simulcast) satellite broadcast around the world.

The Company was in bankruptcy proceedings under Chapter 7 and 11 of the Bankruptcy Code for the period from August 28, 1982 through September 23, 1998 the Company ceased all operations.

The Company emerged from Chapter 7 bankruptcy on September 23, 1998 and plans to be engaged in the development, manufacturing, marketing and operation of a systems that allows casino patrons to play along with live table games in progress via TV satellite broadcasts on terminals located within the casino confines and outside the casino confines.

ADVERTISING COSTS

Advertising costs are expensed as incurred.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Kenilworth Systems Corporation and its wholly owned subsidiaries: Video Wagering Systems Corporation, Roulabette Nevada Corporation and Kenilworth Systems Nevada Corporation. None of the subsidiary has any assets or liabilities.

In September 1986 the Company exchanged four hundred sixty-six thousand (466,000) shares of its common stock for all of the outstanding common stock of Video Wagering Corporation ("Video"). This transaction was accounted for under the purchase method of accounting.

EARNINGS PER SHARE

The Company computes and presents earnings (loss) per share in accordance with the requirements of Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share".

Basic loss per share is based on the weighted-average number of shares of common stock outstanding for the period, which were ($.00), ($.00), and ($.00) for the year ended December 31, 2000, and 1999, and the period November 24, 1998 to December 31, 1998, respectively.

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

PROPERTY AND EQUIPMENT

Property and Equipment are stated at cost. For financial reporting purposes, property and equipment are depreciated utilizing the Straight-Line Method over the estimated useful lives of the related assets as follows:

                                                        YEARS
                                                        -----
                Office Equipment                          5
                Vehicles                                  5


NOTE 2 - DUE FROM RELATED PARTIES AT DECEMBER 31, 2000
------


Due from related parties at December 31, 2000 represents advances made to a stockholder of the Company in the normal course of business. Such amounts are non-interest bearing and have no definite repayment terms.


NOTE 3 - PROPERTY AND EQUIPMENT
------


Property and Equipment consist of the following as of December 31, 2000 and December 31, 1999

                                                    2000          1999
                                                    ----          ----
        Office Equipment                          $ 2,939         $   -0-
        Vehicles                                    8,500             -0-
                                                  -------         -------
                                                  $11,439             -0-
        Less-Accumulated Amortization               1,144             -0-
                                                  -------         -------
        Total Property and Equipment, Net         $10,295         $   -0-
                                                  =======         =======

Depreciation expense for the years ended December 31, 2000 and December 31, 1999 was $1,144 and $0, respectively.


NOTE 4 - BANKRUPTCY PROCEEDINGS
------


Throughout the 1980's the Company experienced working capital shortages that resulted in the Company filing a voluntary petition for reorganization under Chapter 11 of the United States bankruptcy Code. From August 28, 1982 to June 7, 1985 the Company operated during reorganization proceedings. On June 7, 1985, a United States Bankruptcy Judge confirmed the Company's Plan of Reorganization. On April 27, 1988, the Bankruptcy Court entered a final decree in the case. On October 27, 1988, the case was re-opened on grounds the Debtor failed to consummate its plan of reorganization and on February 25, 1991 the case was converted to a case under Chapter 7 of the Bankruptcy Code. By order of the Court dated June 19, 1991 the Chapter 7 was reconverted to a case under Chapter 11 of the Bankruptcy Code. A second plan of reorganization was approved and a second order of confirmation was entered in connection with the Chapter 11 case on October 2, 1991. However, the Debtor was unable to consummate its second plan of reorganization, and by order dated November 25, 1991, the case was reconverted to a case under Chapter 7 of the bankruptcy Code.

From February 1991 through September 1998, the Company was inactive. In September 1998 a United States Bankruptcy Judge in the Eastern District of New York approved the Final Report and Accounts submitted by the Chapter 7 Trustee of the Estate of Kenilworth and after obtaining approval from the U.S. Trustee, Kenilworth made a one hundred percent (100%) cash distribution to the creditors and paid in full all administrative fees and expenses. The Company emerged from Bankruptcy on September 23, 1998 with no assets and no liabilities. For the period September 24, 1998 through November 23, 1998 the Company was in the process of monitoring the payments by check to the creditors. No other activity occurred during that period.


NOTE 5 - INCOME TAXES
------


The Company is a "C" Corporation for tax purposes.

The Company estimates that it has available approximately eight million three hundred thousand dollars ($8,300,000) in net operating loss carry-forwards, which expire at various dates 2020. Utilization of the NOL carry-forward may be limited under various sections of the Internal Revenue Code depending on the nature of the Company's operations.

The Company has a deferred tax asset of approximately two million eight hundred thousand dollars ($2,800,000) arising from its net operating loss carry-forwards. The deferred tax asset has been fully reserved due to the uncertainty of future realization.


NOTE 6 - NOTE PAYABLE
------


At December 31, 2000 the Company had a ten thousand dollar ($10,000) Note Payable with interest at 8.5% and principal due on January 15, 2001. The loan is guaranteed by a shareholder of the Company. Subsequent to year-end the Note was repaid in full.


NOTE 7 - CONVERTIBLE PROMISSORY NOTES
------


In August 2000, the Company sold a one (1) year one hundred thousand dollar ($100,000.00) Convertible Promissory Note to a single, non-affiliated party. The Note was converted in December 2000 into six hundred eighty seven thousand seven hundred seventy two (687,772) shares of which included twenty one thousand one hundred six (21,106) shares for the accrued interest. Prior thereto, the Company has sold a total of thirty eight thousand five hundred ($38,500.00) in Convertible Notes to three (3) individuals between December 1998 and June 30, 2000. All prior Notes were also converted into restricted common stock of the Company as the term is defined under the Securities Act of 1933. All proceeds either have been or will be used to defray current expenses, which are minimal during present operations.


NOTE 8 - GOING CONCERN UNCERTAINTY
------


As indicated in Note 2, the Company emerged from Chapter 7 in September 1998 and has not yet commenced operations. These factors create uncertainty as to the Company's ability to operate as a going-concern. Management plans to develop a wagering system that allows casino patrons and individuals outside the casino to play along with live casino table games. The first step in the plan is to conduct testing. Unless the Company is able to obtain sufficient funds, none of the tests and initial development work can commence. The Company plans to obtain the necessary funding by offering its common stock, or Senior Cumulative Convertible Preferred Shares in a private placement, or selling limited joint venture participations in future "play along with casino game" franchises.

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

NOTE 9 - COMMITMENTS AND CONTINGENCIES
------


OUTSTANDING PAYROLL TAXES

As of year-end, the Internal Revenue Service is contending that the Company owes payroll taxes including interest and penalties totaling almost $400,000 for various periods from 1985-1991. The Company is currently in negotiations with the IRS to resolve these issues. In management's opinion, no accruals are necessary since it believes that these assessments are incorrect and were discharged in its bankruptcy proceedings.

NOTE 10 - QUARTERLY FINANCIAL INFORMATION--UNAUDITED
-------


The following table sets forth certain unaudited condensed quarterly financial data for the fiscal years ended December 31, 2000 and 1999. This information has been prepared on the same basis as the consolidated financial statements and all necessary adjustments have been included in the amounts stated below to present fairly the selected quarterly information when read in conjunction with its consolidated financial statements and notes thereto. Historical quarterly financial results and trends may not be indicative of future results.


                        KENILWORTH SYSTEMS CORPORATION
                                QUARTERLY DATA
                                1999 AND 2000


                            1Q99     2Q99     3Q99    4Q99    1999      1Q00     2Q00     3Q00      4Q00      2000

NET SALES                     0       0        0       0        0        0         0        0         0         0

GROSS PROFIT                  0       0        0       0        0        0         0        0         0         0

NET INCOME (LOSS)             0    (6,643)  (3,150)  (2,052) (71,851) (32,447)  (21,125) (38,075) (44,841)  (138,888)

NET INCOME (LOSS) PER SHARE
    BASIC                     0       0        0       0        0        0         0        0         0          0
    DILUTED                   0       0        0       0        0        0         0        0         0          0