Form 10-K/A
period 2000-12-31
KENILWORTH SYSTEMS CORP
filed 2001-04-24
CIK 55234

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                                 AMENDMENT NO. 1

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the fiscal year ended DECEMBER 31, 2000

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

      For the transition period from ________ to __________

                         Commission File Number: 0-08962
                         -------------------------------

                         KENILWORTH SYSTEMS CORPORATION
                         ------------------------------
             (Exact name of registrant as specified in its charter)

                 New York                          13-2610105
                 --------                          ----------
         (State of incorporation)      (I.R.S. employer identification no.)

         54 Kenilworth Road, Mineola, New York           11501
         -------------------------------------------     -----
            (Address of principal executive offices)   (Zip Code)

                                 (516) 741-1352
                                  -------------
              (Registrant's telephone number, including area code)

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

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

(a) The following sets forth the directors of Kenilworth as of December 31, 2000 and the date of filing of this amendment.

                                                                  Director
Name                    Age         Position                      Since (1)
----                    ---         --------                      --------
Herbert Lindo           75          Director, Chairman of           1972
                                    the Board, President
                                    and Treasurer, Chief
                                    Executive Officer and
                                    Chief Financial Officer

Kit Y. Wong             71          Director                        1999

Joyce D. Clark          65          Director, Financial             1998
                                    Officer (Vice-President)

-----------------
(1) Each director will remain in the office until the next annual meeting of shareholders, expected in June or July, 2001 and until his or her successor is elected.

(b) See (a) above. Betty Sue Svandrilik, Age 62 also has served as Secretary of Kenilworth since 1998. She is the sister of Joyce D. Clark. She will remain in office until her successor is chosen.

(c)   Not applicable.

(d) Joyce D. Clark, director and Betty Sue Svandrilik, Secretary, are sisters.

(e) Herbert Lindo has been president and chief executive officer of Kenilworth since 1972.

      Joyce Clark has served as a director since 1998. Since 1991 she has served as controller of Long Island Wholesales Inc., a wholesale door manufacturer.

      Kit Y. Wong has served as a director of Kenilworth since 1999. He owns and operates several Chinese restaurants in the New York Metropolitan area.

      Betty Sue Svandrilik is self-employed as a medical transcriber since January, 1997 and prior thereto served as secretary and office manager to Cashtek Corp.

(f)   Not applicable.

(g)   Not applicable.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires Kenilworth's executive officers and directors, and persons who beneficially own more than ten percent of our Common Stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely on representations from our executive officers and directors, we believe that during the fiscal year ended December 31, 2000, all Section 16(a) filing requirements applicable to our executive officers, directors and greater than ten percent beneficial owners were complied with, with the exception that Form 3's for Kit Y. Wong, Joyce D. Clark and Betty Sue Svandrilik were not filed until March 2001. The forms were due at such time as each became a director. The delays in filing were inadvertent. Each of the named individuals failed to file only the one Form 3 and engaged in no reportable transactions after becoming a director or officer.

Item 11.  Executive Compensation

(a) and (b) The following table sets forth the total compensation of the CEO and each executive officer of Kenilworth whose total salary and bonus exceeds $100,000.

                                      Summary Compensation Table

                   Annual Compensation                 Long term compensation
                -------------------------- ----------------------------------------------
                                                   Awards                    Payout
                                           -------------------------   ------------------
                                  Other                  Securities               All
Name and                          annual   Restricted    underlying     LTIP     other
principal       Salary  Bonus     compel-    stock        options/     payouts  compen-
position  Year   ($)     ($)     sation($)  award(s)    ($) SARS (#)     ($)    sation($)
--------  ----  ------  -----    --------- ----------   ------------   -------  ---------
Herbert
Lindo     2000    0       0          0          0             0           0        0
          1999    0       0          0          0             0           0        0
          1998    0       0          0          0             0           0        0

Herbert Lindo received no compensation during the past three fiscal years and no executive officer received any compensation during the past three fiscal years.

(c) and (d) Stock Options

The following table sets forth the grant of options and SARs during the fiscal year ended December 31, 2000.

                       Option/SAR Grants and Exercises in Last Fiscal Year
                              Option/SAR Grants in Last Fiscal Year

                                        Individual Grants

         Number of          Percent of                                      Potential realizable value
         securities         total options/                                  at assumed annual rates
         underlying         SARS granted      Exercise                      of stock price apprecia-
         Options/SARs       to employees      or base        Expiration     tion for option term
Name     granted (#)        In fiscal year    price($/Sh)    Date               5%        10%
----     ------------       --------------    -----------    -----------       ----       ----
----     ----               ----              ----           ----              ----       ----

No options or SARs were granted during the last fiscal year.

      The following table sets forth the exercise of options and SARs during the fiscal year ended December 31, 2000.

               Aggregated Option/SAR Exercises in Last Fiscal Year
                         And FY-End Option/SAR Values

                                                 Number of
                                               securities un-          Value of
                                               derlying unex-       unexercised in-
                                              ercised options/     the-money options
            Shares                           SARS at FY-end (#)    SARS at FY-end($)
          acquired on           Value           exercisable /        exercisable /
Name      exercise (#)       realized ($)       unexercisable        unexercisable
----      ------------       ------------    ------------------    ------------------
----      ----               ----            ----                  ----

   No options or SARs were exercised during the year ended December 31, 2000. Kenilworth has no outstanding options or SARs.

   (e)   Not applicable.

   (f)   Not applicable.

   (g) Directors are not compensated for attending Board of Directors meetings.

   (h) None of the executive officers have any employment agreements with Kenilworth.

   (i)   Not Applicable

   (j)   and (k) No committees have been established by the Board of Directors.

   (l)   Not applicable.

   Item 12. Security Ownership of Certain Beneficial Owners and Management

   (a) and (b) The following table sets forth as of December 31, 2000 and the date of this filing, the number of shares of Common Stock owned beneficially by each of the present directors of Kenilworth, together with certain information with respect to each:

                                    Number of
                                    Shares
                                    Beneficially            Percent
Name and Address                    Owned  (1)              (1)
----------------                    ------------            -------
Herbert Lindo(2)                    10,333,465              15.9
54 Kenilworth Road
Mineola, New York 11501

Kit Y. Wong                            ----                 *
54 Kenilworth Road
Mineola, New York 11501

Joyce D. Clark                      100,000                 *
54 Kenilworth Road
Mineola, New York 11501

All current officers and
directors as a group (4 persons)    10,483,000              16.1%

------------------
*     Less than 1%

(1) Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934.

(2) Herbert Lindo is the only person known to own beneficially more than 5% of Kenilworth's Common Stock.

(c)   Not applicable.

Item 13.  Certain Relationships and Related Transactions

          Not applicable.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 20, 2001                     KENILWORTH SYSTEMS CORPORATION

                                          By:/s/ Herbert Lindo
                                          ------------------------------
                                          Herbert Lindo, President, Chief
                                          Executive and Chief Financial Officer

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Herbert Lindo
---------------------------
Herbert Lindo, Director

Date:  April 20, 2001

/s/ Joyce Clark
---------------------------
Joyce Clark, Director

Date:  April 20, 2001

/s/ Kit Wong
---------------------------
Kit Wong, Director

Date:  April 20, 2001