Form 10-Q
period 2001-03-31
KENILWORTH SYSTEMS CORP
filed 2001-05-11
CIK 55234

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] Quarterly report pursuant to Section 13 OR 15(D) of the Securities Exchange Act of 1934

      For the quarterly period ended March 31, 2001

                                       OR

[ ] Transition report pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

      For the transition period from ________ to _______

                         Commission File Number: 0-08962
                        --------------------------------

                         KENILWORTH SYSTEMS CORPORATION
                         ------------------------------
             (Exact name of registrant as specified in its charter)

                New York                        13-2610105
                --------                        -----------
      (State of incorporation)     (I.R.S. employer identification no.)

  54 Kenilworth Road, Mineola, New York            11501
  -------------------------------------            -----
(Address of principal executive offices)         (Zip Code)

                                 (516) 741-1352
                                 ---------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practical date

The number of shares of common stock, $.01 par value of the Registrant outstanding as of May 1, 2001 was:

                                   64,932,502

                         KENILWORTH SYSTEMS CORPORATION
                               INDEX TO FORM 10-Q

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         KENILWORTH SYSTEMS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     March 31      December 31
                                                       2001            2000
                                                   ------------    ------------
                                                   (unaudited)
                         ASSETS
Cash                                               $        495    $      8,582
Due from shareholder                                          0          28,982
Other current assets                                          0               0
Property, Plant and Equipment, Net                        9,723          10,295
                                                   ------------    ------------

TOTAL ASSETS                                       $     10,218    $     47,859
                                                   ============    ============


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


Accrued Liabilities                                $     56,136    $     15,139
Due to shareholder                                        7,618               0
Payroll Taxes Payable                                     2,595           3,226
Note Payable                                              2,000          10,000
                                                   ------------    ------------
TOTAL LIABILITIES                                  $     68,349    $     28,365
                                                   ============    ============


Common Stock, $.01 par value, authorized
 100,000,000 shares; issued and outstanding
 64,932,502 in December 31, 2000 and
 on March 31, 2001                                 $    649,325    $    649,325
Paid in capital                                      23,905,619      23,905,619
Deficit                                             (24,613,075)    (24,535,450)
                                                   ------------    ------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)               $    (58,131)   $     19,494
                                                   ------------    ------------
TOTAL LIABILITIES                                  $     10,218    $     47,859
 AND STOCKHOLDERS' EQUITY (DEFICIT)                =============   ============

See accompanying notes

                         KENILWORTH SYSTEMS CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATION AND DEFICIT

                                                      Three-month ended
                                                           March 31
                                                   2001                2000
                                               ------------        ------------
                                                (unaudited)         (unaudited)
Revenues:                                      $          0        $          0
Sales
Costs and Expenses:
Selling, general
 and administrative
 expenses                                            77,470              32,447
Placement cost of
 Convertible Note
Interest expense (income)                              --                  --
Total Costs and
 Expenses                                      $     77,470        $     32,447

Net income (loss)                              $    (77,470)       $    (32,447)
 before other income
 and (losses)
Income Taxes                                            155                   0
                                               ------------        ------------
Net income (loss)                              $    (77,625)       $    (32,477)
Deficit - Beginning
 of period                                      (24,535,450)        (24,398,861)
                                               ------------        ------------
Deficit - End of
 of period                                      (24,613,075)        (24,431,308)
                                               ============        ============

Earnings (Loss) per
Share of
 common stock (Note 5)                         $          0        $          0
Average number of
 shares outstanding                              64,932,502          63,389,000

See accompanying notes

                 KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Three-month ended
                                                              March 31
                                                        2001             2000
                                                      --------         --------
                                                     (unaudited)      (unaudited)
CASH FLOWS USED IN
 OPERATING ACTIVITIES

Net Loss                                              $(77,625)        $(32,447)
Adjustments to reconcile
 net income to net cash
 used in operating activities
Depreciation                                               572
increase (decrease) in due
 to related party                                                         2,603
Increase(Decrease)in accrued
 liabilities                                            40,366           23,098
                                                      --------         --------
      TOTAL ADJUSTMENTS                                 40,938            6,746
      NET CASH USED IN                                    --               --
      OPERATING ACTIVITIES                             (36,687)          17,500

Cash flows from Investing
 Activities
Purchase of Equipment                                 $      0         $      0

CASH FLOWS FROM
Conversion of Promissory Notes                               0           12,500

FINANCING ACTIVITIES
Increase (decrease) in due to
 Shareholder                                            36,600            5,000
Proceeds from issuance of
 Repayment Promissory Notes                             (8,000)
                                                      --------         --------
Net cash provided by financing
 Activities                                             28,600                0
Net Increase (Decrease) in cash                         (8,087)
CASH - BEGINNING OF PERIOD                               8,582                2
                                                      --------         --------
CASH - END OF PERIOD                                  $    495         $  6,746
                                                      ========         ========

See accompanying notes

                         KENILWORTH SYSTEMS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Kenilworth Systems Corporation and subsidiaries ("Kenilworth") contain all adjustments (consisting of only normal accruals) necessary to present fairly the consolidated balance sheets as of March 31, 2001 (unaudited) and December 31, 2000 and the related statements of operations and cash flows for the three month periods ended March 31, 2001 and 2000.

The results of operations for the three-month periods ended March 31, 2001 are not necessarily indicative of the results for the entire year.

NOTE 2- THE COMPANY AND NATURE OF BUSINESS

Kenilworth Systems Corporation (the "Company") was incorporated in New York in April 1968 and now plans to be engaged in the business of developing and manufacturing terminals that permit individuals from remote locations, to play along with live in progress casino table games located inside and outside the casino confines via TV (simulcast) satellite broadcast around the world.

The Company was in bankruptcy proceedings under Chapter 7 and 11 of the Bankruptcy Code for the period from August 28, 1982 through September 23, 1998. The Company ceased all operations, between February 2, 1991 through September 23, 1998.

The Company emerged from Chapter 7 bankruptcy on September 23, 1998 and plans to be engaged in the development, manufacturing, marketing and operation of a systems that allows casino patrons to play along with live table games in progress via TV satellite broadcasts on terminals located within the casino confines and outside the casino confines.

NOTE 3 - PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Kenilworth Systems Corporation and its wholly owned subsidiaries: Video Wagering Systems Corporation, Roulabette Nevada Corporation and Kenilworth Systems Nevada Corporation. None of these subsidiaries has any assets or liabilities.

NOTE 4 - EARNINGS PER SHARE

The Company computes and presents earnings (loss) per share in accordance with the requirements of Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share".

Basic loss per share is based on the weighted-average number of shares of common stock outstanding for the period, which were ($.00), ($.00), and ($.00) for the year ended December 31, 2000, and the periods March 31, 2001 and March 31, 2000.

Diluted earnings per share have not been presented in the accompanying financial statements because the effect of assumed conversion of convertible promissory notes was anti-dilutive.

NOTE 5 - INCOME TAXES

The Company uses the liability method to account for income taxes in accordance with requirements of SFAS No. 109.

The Company is a "C" Corporation for tax purposes.

The Company estimates that it has available approximately eight million three hundred thousand dollars ($8,300,000) in net operating loss carry-forwards, which expire at various dates through 2020. Utilization of the NOL carry-forward may be limited under various sections of the Internal Revenue Code depending on the nature of the Company's operations.

The Company has a deferred tax asset of approximately two million eight hundred thousand dollars ($2,800,000) arising from its net operating loss carry-forwards. The deferred tax asset has been fully reserved due to the uncertainty of future realization.

NOTE 6 - USE OF ESTIMATES IN THE FINANCIAL STATEMENTS

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

NOTE 7 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial statements include cash, receivables and accounts payable. Due to the short-term nature of these instruments, the fair value of these instruments approximates their recorded values.

NOTE 8 - PROPERTY AND EQUIPMENT

Property and Equipment are stated at cost. For financial reporting purposes, property and equipment are depreciated utilizing the straight-line Method over the estimated useful lives of the related assets as follows:

                                             YEARS
                                             -----
               Office Equipment                5
               Vehicles                        5

Property and Equipment consist of the following as of March 31, 2001 and March 31, 2000

                                                           Three-month ended
                                                                March 31
                                                           2001            2000
                                                         -------         -------
Office Equipment                                         $ 2,939         $     0
Vehicles                                                   8,500               0
                                                         -------         -------
                                                         $11,439               0
Less-Accumulated Amortization                              1,716               0
                                                         -------         -------
Total Property and Equipment, Net                        $ 9,723         $     0
                                                         =======         =======

Depreciation expense for the quarters ended March 31, 2001 and March 31, 2000 was $572 and $-0- respectively.

NOTE 9 - DUE TO/FROM SHAREHOLDERS AT MARCH 31, 2000

Due to/from shareholders at March 31, 2001 and December 31, 2000 represents advances made to a stockholder of the Company or loaned to the Company in the normal course of business. Such amounts are non-interest bearing and have no definite repayment terms. The advances were repaid as at March 31, 2001.

NOTE 10 - NOTE PAYABLE

At December 31, 2000 the Company had a ten thousand-dollar ($10,000) Note Payable with interest at 8.5% and principal due on January 15, 2001. The loan is guaranteed by a shareholder of the Company. Subsequent to year-end the Note was repaid in full.

NOTE 11 - CONVERTIBLE PROMISSORY NOTES

In August 2000, the Company sold a one (1) year one hundred thousand dollar ($100,000.00) Convertible Promissory Note to a single, non-affiliated party. The Note was converted in December 2000 into nine hundred thirty seven thousand seven hundred seventy eight (937,778) shares which included twenty one thousand one hundred six (21,106) shares for the accrued interest. Prior thereto, the Company has sold a total of thirty eight thousand five hundred ($38,500.00) in Convertible Notes to three (3) individuals between December 1998 and June 30, 2000. All prior Notes were also converted into restricted common stock of the Company as the term is defined under the Securities Act of 1933. All proceeds have been used to defray current expenses, which are minimal during present operations.

NOTE 12 - GOING CONCERN UNCERTAINTY

As indicated in Note 2, the Company emerged from Chapter 7 in September 1998 and has not yet commenced operations. These factors create uncertainty as to the Company's ability to operate as a going-concern. Management plans to develop a wagering system that allows casino patrons and individuals outside the casino to play along with live casino table games. The first step in the plan is to conduct testing. Unless the Company is able to obtain sufficient funds, none of the tests and initial development work can commence. The Company plans to obtain the necessary funding by offering its common stock, or Senior Cumulative Convertible Preferred Shares in a private placement, or selling limited joint venture participations in future "play along with casino game" franchises. There can be no assurances the Company can be successful in obtaining such financing.

The accompanying financial statements have been prepared assuming the Company is a going-concern and do not reflect adjustments, if any, that would be necessary if the Company were not a going-concern.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

OUTSTANDING PAYROLL TAXES

As of year-end, 2000, the Internal Revenue Service is contending that the Company owes payroll taxes including interest and penalties totaling almost $400,000 for various periods from 1985-1991. The Company is currently in negotiations with the IRS to resolve these issues. In management's opinion, no accruals are necessary since it believes that these assessments are incorrect and were discharged in its bankruptcy proceedings.

NOTE 14 - AUTHORIZED SHARES

On December 8, 1998, the Company filed a Certificate of Amendment to its Certificate of Incorporation increasing its authorized number of shares to one hundred million (100,000,000) at $.01 par value. The amendment was filed without a shareholder's meeting. The Company will be submitting to its shareholders at its next annual meeting, a proposal to ratify the Certificate of Amendment filed and to approve the issuance of shares in excess of the sixty million (60,000,000) shares previously authorized by the shareholders.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Since we emerged from bankruptcy proceedings on September 23, 1998 we have had no revenues from operations. We sustained substantial losses from general administrative expenses amounting to $136,589 in 2000, $11,830 in 1999 and for the three-months ended march 31, 2001 we sustained losses from general administrative expenses amounting to $77,625 compared to a loss of $32,447 for the quarter ending March 31, 2000. Kenilworth has had no revenues from operations during the past eight (8) years and there can be no assurances that it will ever have revenues from present planned operations.

LIQUIDITY AND CAPITAL RESOURCES

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

To conduct the tests Kenilworth believes it will require initially five million dollars ($5,000,000) to a) purchase computers, digital television broadcast equipment and table games; and, b) defray the cost of the facility and pay the salaries of six (6) employees who are specialists in software design, TV broadcasts, and mechanical design, for a period of eighteen (18) months, and from time to time, consultants who will assist the design team. In order to market Project Roulabette while the development of the terminals proceeds we will require an additional five million dollars ($5,000,000) to hire management and marketing people to secure future orders for the system. There can be no assurances this money will ever be available to Kenilworth. As of March 31, 2001 we had no working capital.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND RISK FACTORS

The information contained in this Form 10-Q and Kenilworth's other filings with the Securities Exchange Commission may contain "forward-looking" statements within the meaning of section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbors created thereby. Such information involves important risks and uncertainties that could significantly affect results in the future and, accordingly, such results may differ from those expressed in any forward looking statements herein. Future operating results may be adversely affected as a result of a number of factors.

You should not rely on forward-looking statements in this Form 10-Q. This Form 10-Q contains forward-looking statements that involved risks and uncertainties. We use words such as "anticipates", "believes", "plans", "expects", "future", "intends" and similar expressions to identify such forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-Q. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by Kenilworth as described below and elsewhere in this Form 10-Q.

RISKS

Specific reference is made to each of the risks described in Item 7 of the Form 10-K for December 31, 2000 under the discussion "Cautionary Statement For Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995 and Risk Factors". Reference is also made to future filings under Forms 10-Q and Forms 10-K and filings under the Securities Exchange Act of 1934 as amended and as may be applicable under the Securities Act of 1933 as amended.

                                    PART II.
                                OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS:

         None

Item 2.  CHANGE IN SECURITIES:

         None

Item 3.  DEFAULT UPON SENIOR SECURITIES:

         None

Item 4.  SUBMISSION OF A MATTER TO A VOTE OF SECURITIES HOLDERS:

         None

Item 5.  OTHER INFORMATION:

The Company is obligated to issue seven hundred and fifty thousand (750,000) common shares for professional services rendered to the Company. The shares cannot be issued until the shareholders approve the increase in the authorized number of shares that the Company is authorized to issue at the next annual meeting of shareholders.

Item 6.: EXHIBITS AND REPORTS ON FORM 8-K:

         None

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


     KENILWORTH SYSTEMS CORPORATION


By:  /s/ Herbert Lindo
     --------------------------------------
     Herbert Lindo, President, Chief
     Executive Officer and Chief Financial Officer
     May 13, 2001