Form 10-Q
period 2001-06-30
KENILWORTH SYSTEMS CORP
filed 2001-08-20
CIK 55234

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 OR 15(D) of the Securities Exchange Act of 1934

      For the quarterly period ended June 30, 2001

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


The number of shares of common stock, $.01 par value of the Registrant outstanding as of June 30, 2001 was:


                                   66,032,502

                         KENILWORTH SYSTEMS CORPORATION
                               INDEX TO FORM 10-Q


                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                         KENILWORTH SYSTEMS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                               June 30          December 31
                                                 2001               2000
                                              ----------        -----------
                                              (unaudited)
                         ASSETS
Cash                                          $       967        $     8,582
Due from shareholder                               20,000             28,982
Other current assets                               37,500                  0
Property, Plant and Equipment, Net                  9,151             10,295
                                              -----------        -----------

TOTAL ASSETS                                  $    67,618        $    47,859



LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


Accrued Liabilities                           $    82,442        $    15,139
Due to shareholder                                 22,124                  0
Payroll Taxes Payable                               7,018              3,226
Note Payable                                        5,000             10,000
                                              -----------        -----------
TOTAL LIABILITIES                             $   116,584        $    28,365



Common Stock, $.01 par value,
  authorized 100,000,000 shares;
  issued and outstanding 64,932,502
  December 31, 2000 and 66,032,505
  June 30, 2001                               $   660,325        $   649,325
Paid in capital                                24,042,119         23,905,619
Deficit                                       (24,751,410)       (24,535,450)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)          $   (48,966)       $    19,494
                                              -----------        -----------
TOTAL LIABILITIES                             $  (67,618)        $    47,859
 AND STOCKHOLDERS' EQUITY (DEFICIT)          =============       ===========


See accompanying notes

                         KENILWORTH SYSTEMS CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATION AND DEFICIT


                               Three-Months Ended              Six-Months Ended
                                    June 30                         June 30
                               2001        2000                2001       2000
                             --------    -------              ------     ------
                           (unaudited)   (unaudited)       (unaudited) (unaudited)


Revenues:
Sales                            0              0                  0           0
Costs and Expenses:              0              0                  0           0
Selling, general
 and administrative
 expenses                 $138,236        $21,123           $215,960     $53,570
Placement cost of
 Convertible Note
Interest expense (income)        0              0                  0           0
Total Costs and
 Expenses

Net income (loss)         (138,336)      (21,123)          (215,960)     (53,570)
before other income
 and (losses)

Net income (loss)         (138,180)      (21,123)          (215,960)     (53,570)
Deficit - Beginning
 of period             (24,613,074)  (24,298,861)       (24,535,450) (24,298,861)
                       ------------  ------------      ------------  ------------
Deficit - End of
 of period             (24,751,410)  (24,419,984)       (24,751,410) (24,452,431)
                       ============   ==========        ===========   ===========

Earnings (Loss) per
Share of
 common stock (Note 4)           0             0                  0            0
Average number of
 shares outstanding     64,888,865    63,745,268         64,888,865   63,745,268


See accompanying notes

                 KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                  Six-months ended
                                                      June 30
                                                2001          2000
                                              ---------      ----------
                                             (unaudited)    (unaudited)

CASH FLOWS USED IN
 OPERATING ACTIVITIES


Net Loss                                     $(215,960)       $53,570
Adjustments to reconcile
 net income to net cash
 used in operating activities
Depreciation                                     1,144              0
increase (decrease) in due
 to related party                               51,106         24,599
Increase(Decrease)in accrued
 liabilities                                    71,095        (20,460)
Increase in receivables                        (20,000)
Prepaid expenses                               (37,500)
                                              ---------        -------
      TOTAL ADJUSTMENTS                       (150,115)        45,059
      NET CASH USED IN                        ---------        -------
      OPERATING ACTIVITIES

Cash flows from Investing
 Activities
Purchase of Equipment                        $       0         $    0

CASH FLOWS FROM
Conversion of Promissory Notes                       0         (7,500)

FINANCING ACTIVITIES
Increase (decrease) in due from
 Shareholder                                                        0
Proceeds from issuance of                                      17,000
Promissory Notes                                142,500        15,989
                                             ----------      --------
                                                142,500        15,989
Net cash provided by financing
 Activities
Net Increase (Decrease) in cash                  (7,615)
CASH - BEGINNING OF PERIOD                        8,582        15,889
                                             ----------      --------
CASH - END OF PERIOD                         $      967       $15,990
                                             ==========      ========

See accompanying notes

                         KENILWORTH SYSTEMS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION
------


In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Kenilworth Systems Corporation and subsidiaries ("Kenilworth") contain all adjustments (consisting of only normal accruals) necessary to present fairly the consolidated balance sheets as of June 30, 2001 (unaudited) and December 31, 2000 and the related statements of operations for each of the three and six month periods ended June 30, 2001 and 2000 and statement of cash flows for the six month period ended June 30, 2001 and 2000.

The results of operations for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results for the entire year.


NOTE 2- THE COMPANY AND NATURE OF BUSINESS
------


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


NOTE 3 - PRINCIPLES OF CONSOLIDATION
------


The consolidated financial statements include the accounts of Kenilworth Systems Corporation and its wholly owned subsidiaries: Video Wagering Systems Corporation, Roulabette Nevada Corporation and Kenilworth Systems Nevada Corporation. None of these subsidiaries has any assets or liabilities.


NOTE 4 - EARNINGS PER SHARE
------

The Company computes and presents earnings (loss) per share in accordance with the requirements of Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share".

Basic loss per share is based on the weighted-average number of shares of common stock outstanding for the period, which were ($.00), ($.00), and ($.00) for the year ended December 31, 2000, and the periods June 30, 2001 and June 30, 2000.

Diluted earnings per share have not been presented in the accompanying financial statements because the effect of assumed conversion of convertible promissory notes was anti-dilutive.


NOTE 5 - INCOME TAXES
------


The Company uses the liability method to account for income taxes in accordance with requirements of SFAS No. 109.

The Company is a "C" Corporation for tax purposes.

The Company estimates that it has available approximately $8,500,000 in net operating loss carry-forwards, which expire at various dates through 2020. Utilization of the NOL carry-forward may be limited under various sections of the Internal Revenue Code depending on the nature of the Company's operations.

The Company has a deferred tax asset of approximately $2,800,000 arising from its net operating loss carry- forwards. The deferred tax asset has been fully reserved due to the uncertainty of future realization.


NOTE 6 - USE OF ESTIMATES IN THE FINANCIAL STATEMENTS
------


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


NOTE 7 - FAIR VALUE OF FINANCIAL INSTRUMENTS
------


The Company's financial statements include cash, receivables and accounts payable. Due to the short-term nature of these instruments, the fair value of these instruments approximates their recorded values.


NOTE 8 - PROPERTY AND EQUIPMENT
------

Property and Equipment are stated at cost. For financial reporting purposes, property and equipment are depreciated utilizing the straight-line Method over the estimated useful lives of the related assets as follows:



                                                  YEARS
                                                  -----

                 Office Equipment                     5
                 Vehicles                             5


Property and Equipment consist of the following as of June 30, 2001 and June 30, 2000

                                                          Six-months ended
                                                                 June 30
                                                        2001              2000
                                                        -----             -----
         Office Equipment                              $2,939            $    0
         Vehicles                                       8,500                 0
                                                      -------            ------
                                                      $11,439                 0
         Less-Accumulated Amortization                  2,288
                                                      -------            ------
         Total Property and Equipment, Net            $ 9,151            $    0
                                                      =======            ======


Depreciation expense for the six months ended June 30, 2001 and June 30, 2000 was $2,288 and $0 respectively.


NOTE 9 - DUE TO/FROM SHAREHOLDERS AT June 30, 2001
------


Due to/from shareholders at June 30, 2001 and December 31, 2000 represents advances made to a stockholder of the Company or loaned to the Company in the normal course of business. Such amounts are non-interest bearing and have no definite repayment terms



NOTE 10 - NOTE PAYABLE/ RECEIVABLE
-------


At December 31, 2000 the Company had a ten thousand-dollar ($10,000) Note Payable with interest at 8.5% and principal due on January 15, 2001. The loan is guaranteed by a shareholder of the Company. Subsequent to year-end the Note was repaid in full. At June 30, 2001 the Company had a five thousand dollar($5,000)note payable which was repaid and twenty thousand dollar ($20,000) due from shareholders which was received.

NOTE 11 - CONVERTIBLE PROMISSORY NOTES
-------


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


NOTE 12 - GOING CONCERN UNCERTAINTY
-------


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


NOTE 13 - COMMITMENTS AND CONTINGENCIES
-------

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

NOTE 14 - AUTHORIZED SHARES
-------

On December 8, 1998, the Company filed a Certificate of Amendment to its Certificate of Incorporation increasing its authorized number of shares to one hundred million (100,000,000) at $.01 par value. The amendment was filed without a shareholder's meeting. The Company will be submitting to its shareholders at its next annual meeting, on August 13, 2001 a proposal to ratify the Certificate of Amendment filed and to approve the issuance of shares in excess of the sixty million (60,000,000) shares previously authorized by the shareholders.

NOTE 15
-------


The 1,100,000 additional shares to be issued as at June 30, 2001 can not be issued until the shareholders approve retroactively an increase in the authorized number of shares the Company may issue to 100,000,000 shares in December of 1998, at the next annual meeting of shareholders scheduled to be held on August 13, 2001. All adjustments for the shares to be issued are included in the financial statements for the period ended June 30, 2001.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS


Since we emerged from bankruptcy proceedings on September 23, 1998 we have had no revenues from operations. We sustained substantial losses from general administrative expenses amounting to $136,589 in 2000, $11,830 in 1999 and for the six-months ended June 30, 2001 we sustained losses from general administrative expenses amounting to $215,805 compared to a loss of $53,570 for the six months ending June 30, 2000. For the three months ending June 30, 2001 our loss was $138,336 compared to $21,123 for the corresponding period ending June 30, 2000. Kenilworth has had no revenues from operations during the past eight (8) years and there can be no assurances that it will ever have revenues from present planned operations.


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

To conduct the tests Kenilworth believes it will require initially five million dollars ($5,000,000) to a) purchase computers, digital television broadcast equipment and table games; and, b) defray the cost of the facility and pay the salaries of six (6) employees who are specialists in software design, TV broadcasts, and mechanical design, for a period of eighteen (18) months, and from time to time, consultants who will assist the design team. In order to market Project Roulabette while the development of the terminals proceeds we will require an additional five million dollars ($5,000,000) to hire management and marketing people to secure future orders for the system. There can be no assurances this money will ever be available to Kenilworth. As of June 30, 2001 we had no working capital.

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

         None

Item 3.  DEFAULT UPON SENIOR SECURITIES:

         None


Item 4.  SUBMISSION OF A MATTER TO A VOTE OF SECURITIES HOLDERS:

         On June 28, 2001 the Company mailed to its shareholders the Proxy Statement and Annual Report on Form 10-K for the year ended December 31, 2001, for the first Annual Meeting in 13 years to be held on August 13, 2001. The results of the meeting are reported as Subsequent Events.



Item 5. EXHIBITS AND REPORTS ON FORM 8-K:

         a) None

         b) On June 5, 2001 Kenilworth filed a 8-K under Item 5, other events, dated June 5, 2001 referring to its news released dated June 5, 2001, filed as Exhibit 20 to the Form 8-K.

Subsequent Events

         (a) The annual meeting of the shareholders of Kenilworth took place on August 13, 2001. At the meeting the existing board of directors, Herbert Lindo, Joyce Clark and Kit Wong were re-elected. The following proposals were adopted at the meeting by the votes indicated:

                 Proposal 1: Election of Directors

                                    FOR                       AGAINST
         Herbert Lindo              61,566,016                0
         Joyce Clark                61,566,016                0
         Kit Wong                   61,566,016                0

                  Proposal 2: Ratification and Adoption of Performance and
                              Equity Incentive Plan

         FOR                        42,328,524
         AGAINST                       150,594
         ABSTAIN                       112,725
         BROKER NON-VOTES           18,974,173

                  Proposal 3: Ratification of Certificate of Amendment
                              to Kenilworth's Certificate of
                              Incorporation on December 7, 1998 and all shares of Common Stock Issued in excess of 60,000,000.

         FOR                        61,626,250
         AGAINST                       124,690
         ABSTAIN                       291,925
         BROKER NON-Votes                    0

                  Proposal 4: Approval of Amendment to Kenilworth's Certificate
                              of Incorporation to Increase the authorized number of shares of Common Stock to 200,000,000

         FOR                        61,496,750
         AGAINST                       348,025
         ABSTAIN                       291,925
         BROKER NON-Votes                    0



                  Proposal 5: Approval of Amendment to Kenilworth's Certificate
                              of Incorporation to authorize 2,000,000 shares of Preferred Stock

         FOR                        61,284,525
         AGAINST                       577,005
         ABSTAIN                       227,525
         BROKER NON-VOTES           18,447,655

                  Proposal 6: Ratification of Peter C. Cosmos Co. Certified
                              Public Accountants, as independent auditors.

         FOR                        61,536,750
         AGAINST                        28,400
         ABSTAIN                       252,625
         BROKER NON-VOTES                    0


                        XXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXX


         (b) Subsequent to June 30, 2001, the Company sold one hundred forty thousand dollars ($140,000) of Convertible Promissory notes, due in one year, to four shareholders.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


     KENILWORTH SYSTEMS CORPORATION
By:/s/ Herbert Lindo
     --------------------------------------
     Herbert Lindo, President, Chief
     Executive Officer and Chief Financial Officer
     August 20, 2001