Form 10-Q/A
period 2001-06-30
KENILWORTH SYSTEMS CORP
filed 2001-08-21
CIK 55234

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

                                (Amendment No. 1)

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


                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                         KENILWORTH SYSTEMS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                               June 30          December 31
                                                 2001               2000
                                              ----------        -----------
                                              (unaudited)
                         ASSETS
Cash                                          $       967        $     8,582
Due from shareholder                               20,000             28,982
Other current assets                               37,500                  0
Property, Plant and Equipment, Net                  9,151             10,295
                                              -----------        -----------

TOTAL ASSETS                                  $    67,618        $    47,859



LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


Accrued Liabilities                           $    82,442        $    15,139
Due to shareholder                                 22,124                  0
Payroll Taxes Payable                               7,018              3,226
Note Payable                                        5,000             10,000
                                              -----------        -----------
TOTAL LIABILITIES                             $   116,584        $    28,365



Common Stock, $.01 par value,
  authorized 100,000,000 shares;
  issued and outstanding 64,932,502
  December 31, 2000 and 66,032,505
  June 30, 2001                               $   660,325        $   649,325
Paid in capital                                24,042,119         23,905,619
Deficit                                       (24,751,410)       (24,535,450)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)          $   (48,966)       $    19,494
                                              -----------        -----------
TOTAL LIABILITIES                              $   67,618        $    47,859
 AND STOCKHOLDERS' EQUITY (DEFICIT)          =============       ===========


See accompanying notes

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


     KENILWORTH SYSTEMS CORPORATION
By:/s/ Herbert Lindo
     --------------------------------------
     Herbert Lindo, President, Chief
     Executive Officer and Chief Financial Officer
     August 21, 2001