Form 10-Q
period 2001-09-30
KENILWORTH SYSTEMS CORP
filed 2001-11-13
CIK 55234

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                   (Mark One)

[X] Quarterly report pursuant to Section 13 OR 15(D) of the Securities Exchange Act of 1934

         For the quarterly period ended September 30, 2001

                                       OR

[ ] Transition report pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

         For the transition period from ________ to _______


                         Commission File Number: 0-08962
                         -------------------------------


                         KENILWORTH SYSTEMS CORPORATION
                         ------------------------------
             (Exact name of registrant as specified in its charter)


       New York                                          13-2610105
       --------                                          -----------
(State of incorporation)                    (I.R.S. employer identification no.)


  54 Kenilworth Road, Mineola, New York                    11501
----------------------------------------                   -----
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


The number of shares of common stock, $.01 par value of the Registrant outstanding as of September 30, 2001 was:


                                   71,495,808

                         KENILWORTH SYSTEMS CORPORATION
                               INDEX TO FORM 10-Q


                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                         KENILWORTH SYSTEMS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    September 30       December 31
                                                        2001               2000
                                                    ------------       ------------
                                                     (unaudited)
                         ASSETS

Cash                                                $      1,127       $      8,582
Due from shareholders (subscriptions)                     57,985             28,982
Other current assets                                      37,500                  0
Property, Plant and Equipment, Net                         8,007             10,295
                                                    ------------       ------------

TOTAL ASSETS                                        $    104,619       $     47,859
                                                    ============       ============


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


Accrued Liabilities                                 $     59,560       $     15,139
Payroll Taxes Payable                                      6,000              3,226
Notes Payable                                                  0             10,000
                                                    ------------       ------------
TOTAL LIABILITIES                                   $     65,560       $     28,365

Common Stock, $.01 par value,
Authorized 200,000,000 shares;
issued and outstanding 64,932,502
December 31, 2000 and 71,495,808
September 30, 2001                                  $    714,958       $    649,325

Paid in capital                                       24,177,486         23,905,619
Deficit                                              (24,853,385)       (24,535,450)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                $     39,059       $     19,494
                                                    ------------       ------------
TOTAL LIABILITIES
   AND STOCKHOLDERS' EQUITY (DEFICIT)               $    104,619       $     47,859
                                                    ============       ============


See accompanying notes.

                         KENILWORTH SYSTEMS CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATION AND DEFICIT

                                    Three-Months Ended                  Nine-Months Ended
                                       September 30                        September 30
                                  2001              2000              2001              2000
                               -----------       -----------       -----------       -----------
                               (unaudited)       (unaudited)       (unaudited)       (unaudited)
Revenues:

Sales                                    0                 0                 0                 0

Costs and Expenses:

Selling, general
   and administrative
   expenses                        101,975            29,949           317,935            83,518
Placement cost of
   Convertible Note                  8,500             8,500
Interest expense (income)                0              (370)                0              (370)
Total Costs and
   Expenses                        101,975            38,079           317,935            91,648

Net income (loss)
  before other income
  and (losses)                    (101,975)          (38,079)         (317,935)          (91,648)

Net income (loss)                 (101,975)          (38,079)         (317,935)          (91,648)
Deficit - Beginning
   of period                   (24,751,410)      (24,452,430)      (24,535,450)      (24,398,861)

Deficit - End of
   of period                   (24,853,385)      (24,490,509)      (24,853,385)      (24,490,509)
                               ===========       ===========       ===========       ===========

Earnings (Loss) per
   Share of Common
   Stock (Note 4)                        0                 0                 0                 0

Average number of
   shares outstanding           64,175,936        64,175,936        64,175,936        64,175,936
                               ===========       ===========       ===========       ===========


See accompanying notes.

                 KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   Nine-months ended
                                                      September 30
                                                  2001            2000
                                                ---------       ---------
                                               (unaudited)      (unaudited)
CASH FLOWS USED IN
  OPERATING ACTIVITIES

Net Loss                                        $(317,935)      $ (91,648)
Adjustments to reconcile net income to
  net cash used in operating activities             3,432          33,593
Depreciation increase (decrease) in due
  to related party                                 51,106
Increase(decrease)in accrued liabilities          (11,125)          3,104
Increase in receivables
Prepaid expenses                                   37,985            (651)

      TOTAL ADJUSTMENTS NET CASH USED IN
        OPERATING ACTIVITIES                     (236,527)        (55,603)

Cash flows from investing activities
Purchase of Equipment                           $       0       $  (2,614)

CASH FLOWS FROM
Conversion of Promissory Notes                    180,000
                                                ---------       ---------

FINANCING ACTIVITIES
Increase (decrease)in due from Shareholder         37,500          47,340
Proceeds from issuance of Promissory Notes         19,027         100,000
                                                ---------       ---------

Net cash provided by financing activities
Net Increase (Decrease) in cash                       160          89,123
CASH - BEGINNING OF PERIOD                            967               2
                                                ---------       ---------
CASH - END OF PERIOD                            $   1,127       $  89,125
                                                =========       =========


See accompanying notes.

                         KENILWORTH SYSTEMS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Kenilworth Systems Corporation and subsidiaries ("Kenilworth") contain all adjustments (consisting of only normal accruals) necessary to present fairly the consolidated balance sheets as of September 30, 2001 (unaudited) and December 31, 2000 and the related statements of operations for each of the three and nine month periods ended September 30, 2001 and 2000 and statement of cash flows for the nine month period ended September 30, 2001 and 2000.

The results of operations for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results for the entire year.

NOTE 2 - THE COMPANY AND NATURE OF BUSINESS

Kenilworth Systems Corporation (the "Company") was incorporated in New York in April 1968 and now plans to be engaged in the business of developing and manufacturing terminals that permit individuals from remote locations, to play along with live in progress casino table games located outside the casino confines via TV (simulcast) satellite broadcast around the world.

The Company was in bankruptcy proceedings under Chapter 7 and 11 of the Bankruptcy Code for the period from August 28, 1982 through September 23, 1998. The Company ceased all operations, between February 2, 1991 through September 23, 1998.

The Company emerged from Chapter 7 bankruptcy on September 23, 1998 and since plans to be engaged in the development, manufacturing, marketing and operation of a systems that allows casino patrons to play along with live table games in progress via TV satellite broadcasts on terminals located in racetracks, hotels, resorts, bars, homes, offices and other public gathering places around the world.

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

Basic loss per share is based on the weighted-average number of shares of common stock outstanding for the period, which were ($.00), ($.00), and ($.00) for the year ended December 31, 2000, and the periods September 30, 2001 and September 30, 2000.

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

NOTE 8 - PROPERTY AND EQUIPMENT

Property and Equipment are stated at cost. For financial reporting purposes, property and equipment are depreciated utilizing the straight-line method over the estimated useful lives of the related assets as follows:

                                                       YEARS
                                                       -----
                    Office Equipment                     5
                    Vehicles                             5

Property and Equipment consist of the following as of September 30, 2001 and September 30, 2000:

                                                  Nine-months ended
                                                    September 30
                                                 2001          2000
                                                -------      -------
         Office Equipment                       $ 2,939      $     0
         Vehicles                                 8,500            0
                                                -------      -------
                                                $11,439            0
         Less-Accumulated Amortization            3,432
                                                -------      -------
         Total Property and Equipment, Net      $ 8,007      $     0
                                                =======      =======

Depreciation expense for the nine months ended September 30, 2001 and September 30, 2000 was $3,432 and $0 respectively.

NOTE 9 - DUE TO/FROM SHAREHOLDERS AT SEPTEMBER 30, 2001

Due to/from shareholders at September 30, 2001 and December 31, 2000 represents advances made to a stockholder of the Company or loaned to the Company in the normal course of business. Such amounts are non-interest bearing and have no definite repayment terms.

NOTE 10 - NOTE PAYABLE/ RECEIVABLE

At December 31, 2000 the Company had a ten thousand-dollar ($10,000) Note Payable with interest at 8.5% and principal due on January 15, 2001. The loan was guaranteed by a shareholder of the Company. Subsequent to year-end the Note was repaid in full. At June 30, 2001 the Company had a five thousand dollar ($5,000) note payable which was repaid and twenty thousand dollar ($20,000) due from shareholders which was received. There were no notes payable at September 30, 2001.

NOTE 11 - CONVERTIBLE PROMISSORY NOTES

In August 2000, the Company sold a one (1) year one hundred thousand dollar ($100,000.00) Convertible Promissory Note to a single, non-affiliated party. The Note was converted in December 2000 into nine hundred thirty seven thousand seven hundred seventy eight (937,778) shares which included twenty one thousand one hundred six (21,106) shares for the accrued interest. Prior thereto, the Company has sold a total of thirty eight thousand five hundred dollars ($38,500.00) in Convertible Notes to three (3) individuals between December 1998 and June 30, 2000. On November 6, 2001 Convertible Promissory Notes totaling one hundred eighty thousand dollars ($180,000) issued during the second quarter of 2001 were also converted subsequent to September 30, 2001. The conversion was treated as if it had occurred at the end of the third quarter. All adjustments are included in these financials. All Notes were converted into restricted common stock of the Company as the term is defined under the Securities Act of 1933. All proceeds have been used to defray current expenses, which are minimal during present operations.

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

NOTE 13 - COMMITMENTS AND CONTINGENCIES

OUTSTANDING PAYROLL TAXES

As of year-end, 2000, the Internal Revenue Service (IRS) is contending that the Company owes payroll taxes including interest and penalties totaling almost four hundred thousand dollars ($400,000) for various periods from 1985-1991. The Company is currently in negotiations with the IRS to resolve these issues. In management's opinion, no accruals are necessary since it believes that these assessments are incorrect and were discharged in its bankruptcy proceedings.

NOTE 14 - AUTHORIZED SHARES

On December 8, 1998, the Company filed a Certificate of Amendment to its Certificate of Incorporation increasing its authorized number of shares to one hundred million (100,000,000) at $.01 par value. At the Annual Meeting of Shareholders on August 13, 2001 the shareholders approved retroactively the authorization to increase the number of Common Shares to one hundred million (100,000,000) shares and further approved to increase the number of Common Shares to two hundred million (200,000,000) and the issuance of up to one million (1,000,000) shares of Preferred Stock.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Since we emerged from bankruptcy proceedings on September 23, 1998 we have had no revenues from operations. We sustained substantial losses from general administrative expenses amounting to $136,589 in 2000, $11,830 in 1999 and for the nine-months ended September 30, 2001 we sustained losses from general administrative expenses amounting to $317,935 compared to a loss of $91,648 for the nine months ending September 30, 2000. For the three months ending September 30, 2001 our loss was $101,975 compared to $38,079 for the corresponding period ending September 30, 2000. Kenilworth has had no revenues from operations during the past eight (8) years and there can be no assurances that it will ever have revenues from present planned operations.

LIQUIDITY AND CAPITAL RESOURCES

We plan to be engaged in the development, manufacturing, marketing and operation of "Project Roulabette". Project Roulabette is proposed to allow casino patrons and other players around the industrialized world to play along with live in-progress casino table games such as Roulette, Craps, Baccarat and Black Jack via digital satellite television programming emanating from strictly state of Nevada regulated casinos and other located in the United States and around the world, on self-sufficient computer terminals dubbed "Roulabette".

Our present plans are to develop a wagering system dubbed "Project Roulabette" that would allow patrons all over the industrialized world to play and wager along on live casino table games on terminals placed in hotels, resorts, bars and other public gathering places and in homes and offices on personal computers (PC's) or television sets connected to set top boxes for Interactive TV via digital satellite broadcasts emanating from strictly regulated U.S. casinos.

The first step will be to conduct a feasibility test using a Las Vegas casino to be observed by the Nevada Gaming Control Board and other entities that will participate in the worldwide broadcasts. After a successful test a (3) month test of the system at our proposed facility and, after successfully completing the test, to test the system using a casino site with twenty (20) Roulabette terminals.

To conduct the tests Kenilworth believes it will require initially five million dollars ($5,000,000) to (a) purchase computers, digital television broadcast equipment and table games; and, (b) defray the cost of the facility and pay the salaries of six (6) employees who are specialists in software design, TV broadcasts, and mechanical design, for a period of eighteen (18) months, and from time to time, consultants who will assist the design team. In order to market Project Roulabette while the development of the terminals proceeds we will require an additional five million dollars ($5,000,000) to hire management and marketing people to secure future orders for the system. There can be no assurances this money will ever be available to Kenilworth. As of September 30, 2001 we had no working capital.


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

                                     PART II
                                OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS:

         None

Item 2.  CHANGE IN SECURITIES:

         None

Item 3.  DEFAULT UPON SENIOR SECURITIES:

         None

Item 4.  SUBMISSION OF A MATTER TO A VOTE OF SECURITIES HOLDERS:

         On June 28, 2001 the Company mailed to its shareholders the Proxy Statement and Annual Report on Form 10-K for the year ended December 31, 2001, for the first Annual Meeting in thirteen (13) years to be held on August 13, 2001. The results of the meeting are reported as Subsequent Events.

Item 5.  EXHIBITS AND REPORTS ON FORM 8-K:

         (a) On June 5, 2001 Kenilworth filed a 8-K under Item 5, other events, dated June 5, 2001 referring to its news released dated June 5, 2001, filed as Exhibit 20 to the Form 8-K.

         (b) On August 16, 2001 the Company reported the favorable results of the first shareholders meeting in thirteen (13) years which required retroactive approvals by the majority of shareholders.

OTHER EVENTS

         The Annual Meeting of the shareholders of Kenilworth took place on August 13, 2001. At the meeting the existing board of directors, Herbert Lindo, Joyce Clark and Kit Wong were re-elected. The following proposals were adopted at the meeting by the votes indicated:

                       PROPOSAL 1: Election of Directors.

                                       FOR                   AGAINST
                                       ---                   -------

         Herbert Lindo              61,566,016                   0
         Joyce Clark                61,566,016                   0
         Kit Wong                   61,566,016                   0


            PROPOSAL 2: Ratification and Adoption of Performance and
                             Equity Incentive Plan.


         FOR                     42,328,524
         AGAINST                    150,594
         ABSTAIN                    112,725
         BROKER NON-VOTES        18,974,173



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


          PROPOSAL 4: Approval of Amendment to Kenilworth's Certificate
               of Incorporation to Increase the authorized number
                    of shares of Common Stock to 200,000,000.


         FOR                     61,496,750
         AGAINST                    348,025
         ABSTAIN                    291,925
         BROKER NON-VOTES                 0


          PROPOSAL 5: Approval of Amendment to Kenilworth's Certificate
                of Incorporation to authorize 2,000,000 shares of
                                Preferred Stock.


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


     KENILWORTH SYSTEMS CORPORATION


     By: /s/ Herbert Lindo
        --------------------------------------
        Herbert Lindo, President, Chief
        Executive Officer and Chief Financial Officer
        November 14th, 2001