Form 10-K
period 2001-12-31
KENILWORTH SYSTEMS CORP
filed 2002-04-16
CIK 55234

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

(Mark One)
/X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT
    OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                 FOR THE TRANSITION PERIOD FROM       TO

                        COMMISSION FILE NUMBER: 0-08962
                            ------------------------

                         KENILWORTH SYSTEMS CORPORATION

             (Exact name of registrant as specified in its charter)

                NEW YORK                               13-2610105
        (State of Incorporation)          (I.R.S. employer identification no.)

   343 BEEBE ROAD, MINEOLA, NEW YORK                     11501
(Address of principal executive offices)               (Zip Code)

                                 (516) 741-1352

              (Registrant's telephone number, including area code)

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                (TITLE OF CLASS)

                     Common Stock, par value $.01 per share

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K. / /

    Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by court. Yes /X/ No / /

    The number of shares outstanding of the company's common stock as of December 31, 2001 totaled 73,115,484 shares.

    The aggregate market value of the voting stock held by non-affiliates (62,545,484 shares) of the Company on March 22, 2002 was $8,752,167. The price at which the common stock sold on the aforesaid date was $0.14.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

    Part III which includes Item 10 (Directors and Executive Officers of the Registrant), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management) and Item 13 (Certain Relationships and Related Transactions) will be incorporated in the registrant's proxy statement to be filed within one hundred twenty (120) days of December 31, 2001, and are incorporated herein by reference thereto.

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

ITEM 1--DESCRIPTION OF BUSINESS

THE COMPANY

    Kenilworth Systems Corporation hereinafter referred to as "Kenilworth" or "we" was incorporated on April 25, 1968 under the laws of the State of New York.

PLANNED BUSINESS

    Our present plans are to develop a wagering system that would allow patrons all over the industrialized world to play and wager on live casino table games on terminals placed in hotels, resorts, bars and other public gathering places and in homes and offices on personal computers (PC's) or television sets connected to set top boxes for Interactive TV via digital satellite broadcasts emanating from strictly regulated U.S. casinos.

    On March 28, 2002, the Company entered into a contract with Archon Corporation for a test to simulcast live in-progress roulette table game action, that could allow players worldwide to wager along with table players at Archon's Pioneer Casino in Laughlin, Nevada. The test, a world first, is to demonstrate to the Nevada Gaming Control Board, and other U.S. and foreign Gaming Regulators that have regulated gaming forums, such as lotteries, racing, OTB, etc., the benefits of the Kenilworth "Play Along with Nevada Live" concept.

    The Nevada Gaming Authorities must approve both the contract between Kenilworth and Archon and the simulcast test proposal before any test can take place.

    When playing along with live table games from a highly regulated jurisdiction, players are assured that the game results are exactly what they see; and, playing along with casino table games such as roulette, craps and baccarat provides interaction, fun and far more excitement than playing make believe animated (virtual) games. It is the next best thing to actually being at the table.

    During the proposed thirty (30) day test, live table game play will only be simulcast within the state of Nevada, and wagering will only be allowed at the actual roulette table. Players around the world may eventually "Play Along with Nevada Live" via several different wagering methods, including INTERACTIVE TV services like AOLTV and Microsoft's MSNTV. Satellite broadcasters in the U.S.,

Europe, and Asia would be subject to regulatory requirements in the various jurisdictions in which the broadcasts are directed.

    To conduct the tests Kenilworth believes it will require five million dollars ($5,000,000). At present, the Company does not have available but expects to obtain which, from investors, as soon as the test is approved by the Nevada Gaming Regulatory Authorities.

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

    The proposed terminal dubbed "Roulabette" consists of a personal computer
(PC) with two (2) monitors. One monitor as proposed would display the live in-progress casino game and the second would be outfitted with a touch screen which allows a player to place wagers directly over the games displayed on the first monitor, a variable denomination bill acceptor and a bar code ticket dispenser, all housed within an attractive enclosure, about the size of a typical slot machine. Each terminal is proposed to be self-sufficient, manage wagers from $0.25 to $100 or the equivalent in most any currency and receive the table game play via simulcast satellite TV broadcasts.

    Where authorized, hotels, resorts clubs and other public gathering places will be able to offer casino table game action in their establishments without incurring the costs to operate a casino. The Roulabette terminal is expected to offer an alternative to slot machine players. There are now believed to be more than ten (10) million slot machines played throughout the world.

    Terminals played in casinos would allow players to wager at table games in progress, only a few feet away, with much lower minimum wagers. Potential table game players can also experiment and learn the games before graduating to table game play. In addition to developing the stand-alone terminals, we will also seek to develop systems that will allow individuals at home and offices, throughout the world, to place wagers along withh the live, in-progress casin games, using personal computers or modalities as a television set connected to the internet (interactive TV) with set top boxes as offered by AOLTV and Microsoft's MSNTV and satellite broadcasters around the world.

    Kenilworth will seek to promote to state lotteries, and other state regulated entities, the ability to operate websites that will manage the wagers. The program will ask state legislatures to amend their lottery horse/dog racing and OTB legislation to include Roulabette wagering or promulgate new legislation. There are no assurances that the necessary approvals will be granted.

    There are powerful arguments for state legislatures to amend their Lottery Acts to include "Play Along with Nevada Live". Lottery revenue is gradually decreasing in every state. Thirty-two (32) states and the District of Columbia are pooling their lottery prizes with the "Power Ball" and "Big Game" national lotteries. In most of these states, the state lottery finds it difficult to obtain sufficient numbers of players to make up a minimum weekly lottery prize of one million dollars ($1,000,000). In most states, the revenue from lottery play benefits education. States need something more attractive to restore revenue. With "Play Along with Nevada Live", there is interaction, excitement and fun. All at much better odds than may be offered by the lotteries. The lotteries can establish maximum wagers daily, weekly and monthly limits.

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

                            THE ROULABETTE TERMINAL

    The Roulabette terminal which is planned would consist of a personal computer (PC) with two (2) monitors, one monitor displays the live in-progress casino game and the second is outfitted with a touch screen which allows a player to place wagers directly on the games, a variable denomination bill acceptor and a bar code ticket dispenser, all housed within an attractive enclosure, about the size of a typical slot machine. Each terminal is proposed to be self-sufficient and manages wagers from $0.25 to $100 or the equivalent in most any currency.

HOW TO PLAY ROULABETTE

    After depositing money via the bill acceptor, the terminal displays the amount deposited and prompts the player to select one of the four table games (Roulette, Craps, Black Jack and Baccarat) that are available and broadcast live via digital satellite broadcasts (simulcast) to the terminal. The player then is asked to select a denomination, from $0.25 up to $100, by touching the selected amount on the touch screen.

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

    After we obtain permission to play Roulabette in a given state and engages a wager management organization in order to promote digital satellite and interactive television to the state's residents, Kenilworth would install the eighteen (18) inch dish antenna and converter box required to receive digital TV programming and interactive TV at its own cost, if the subscriber opens a Roulabette wagering account for three hundred dollars ($300). In addition, Kenilworth would pay the monthly subscription fees to view all digital TV programming offered and the internet service provider (ISP) subscription fee if the customer wagers at least one hundred twenty dollars ($120) each month--win, lose, or draw--makes no difference.

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

    To gain approval for our Roulabette-style gambling in jurisdictions that have not approved any gambling legislation, Kenilworth proposes to engage lobbyists to introduce, promote, and obtain legislative approval to permit Roulabette-style gambling. Our strategy is to find depressed resort areas an have the resort/hotel operators convince their local politicians of the benefits to their business and the local economies and request them to promote legislative approval, either state-wide or limited to their areas. Riverboat gambling started to rehabilitate decaying waterfronts. Roulabette can do the same in depressed economic areas.

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

PATENTS

    We have filed a U.S. patent application for various aspects of wagering on live in-progress table games, and has taken the steps to protect its interest in other areas of the industrialized world. There can be no assurances that Kenilworth will be issued any patents and if they are issued that they will deter competition and/or benefit us financially.

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

EMPLOYEES

    Kenilworth at present has two (2) employees. One performs administration work and the other works on research related to casino wagering around the world. The Company has engaged Consultants that will manage the proposed test program which will be subcontracted to licensed gaming entities in the state of Nevada.

BACKLOG

    We do not have any backlog.

ITEM 2--PROPERTIES

    Kenilworth, until it can relocate into larger industrial space, operates out of an office located in the president's private residence at 343 Beebe Road, Mineola, NY 11501, rent-free.

ITEM 3--LEGAL PROCEEDINGS

    Since emerging from Chapter 7 Bankruptcy Proceedings on September 23, 1998, Kenilworth has not been involved in any significant legal proceedings.

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not Applicable.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

    The names, ages and positions held by each of Kenilworth's directors and executive officers are as follows:

                                                                                                FIRST ELECTED
                                                                  OFFICES AND                    OFFICER OF
NAME                                     AGE                     POSITIONS HELD                  KENILWORTH
----                                   --------   --------------------------------------------  -------------
Herbert Lindo........................     76      Chairman of the Board, President & Treasurer       1972

Joyce Clark..........................     65      Director & Financial Officer                       1998

Kit Wong.............................     72      Director                                           1999

Maureen Plovnick.....................     35      Corporate Secretary & Vice President               2001

Betty Sue Svandrlik..................     62      Vice President & Assistant Secretary               1998

    All of the above executive officers and directors have been elected to serve until the next Annual Meeting of Shareholders or until their respective successors are elected and qualified. The Board presently anticipates that the Shareholders Meeting will be held in late May or early June 2002.

                                    PART II

ITEM 5-- MARKET PRICES OF THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

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

                                                              LOW SALES PRICES   HIGH SALES PRICES
                                                              ----------------   -----------------
                                                                              2000
                                                                              ----
January 1, 2000 Through March 31, 2000......................        $.05                $.35
April 1, 2000 Through June 30, 2000.........................        $.11                $.39
July 1, 2000 Through September 30, 2000.....................        $.20                $.44
October 1, 2000 Through December 31, 2000...................        $.12                $.23
                                                                              2001
                                                              ------------------------------------
January 1, 2001 Through March 31, 2001......................        $.08                $.10
April 1, 2001 Through June 30, 2001.........................        $.08                $.22
July 1, 2001 Through September 30, 2001.....................        $.08                $.17
October 1, 2001 Through December 31, 2001...................        $.05                $.07

    (b) Holders. There were approximately six thousand (6,000) holders of record of Common Stock of Kenilworth as of December 31, 2001.

    (c) Dividends. Kenilworth has not paid any dividends on its Common Stock. We plan to apply any earnings it achieves to expansion of the business and does not expect to pay any dividends in the foreseeable future.

ITEM 6--SELECTED FINANCIAL DATA

    The following table summarizes certain selected financial data and is qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements and related Notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

    Selected Financial Data for the five (5) years ended December 31, 2001, are as Follows:

                             SUMMARY OF OPERATIONS

                                        2001        2000        1999        1998          1997
                                      ---------   ---------   --------   -----------   -----------
Net sales from operations...........  $       0   $       0   $      0   $         0   $         0
The Company.........................                          $     --   $ 4,300,403
Other income had no Payments of
  operations........................
Liabilities during the..............                                               0   $(8,767,921)
Earnings (loss).....................  $(421,491)  $(136,589)  $(11,830)  $(4,475,430)
Bankruptcy..........................
Earnings (loss).....................
Proceedings per common share........  $    (.00)  $    (.00)  $   (.01)  $      (.07)
Fully diluted.......................  $    (.00)  $    (.00)  $   (.01)  $      (.02)
Capital Resources as of December 31,
Total assets........................  $ 120,811   $  47,859   $     --   $         0             0
Current assets......................  $ 112,804   $  37,564   $  9,034   $    16,000
Current liabilities.................  $ 100,730   $  28,365   $    242   $     7,912   $
Stockholders' equity................  $  20,081   $  19,494   $  8,792   $        --             0

ITEM 7-- MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(A) RESULTS OF OPERATIONS

    Since we emerged from bankruptcy proceedings on September 23, 1998, we had no revenues from operations, and therefore sustained losses from general administration expenses amounting to $421,491 in 2001 and $136,589 in 2000. Kenilworth has had no revenues from operations during the past nine (9) years and there can be no assurances that it will ever have revenue from present planned operations.

(B) LIQUIDITY AND CAPITAL RESOURCES

    Kenilworth has not conducted any business and operations since 1991. At December 31, 2001 our working capital was $112,804. In Kenilworth's present state of operation to formulate a viable business plan, Kenilworth requires very little funding to continue this planning. We have been dependant upon the resources of its President who receives no compensation and funds received in 2001 from private investors of two hundred and ten thousand dollars($210,000.00).

    Our present plans are to develop a wagering system dubbed "Roulabette" that would allow patrons all over the industrialized world to play and wager on live casino table games on terminals placed in hotels, resorts, bars and other public gathering places and in homes and offices on personal computers (PC's) or television sets connected to set top boxes for Interactive TV via digital satellite broadcasts emanating from strictly regulated U.S. and foreign casinos.

    The first step will be to conduct a one (1) month test of the system at a casino site.

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

WE HAVE NO WORKING CAPITAL

    As of December 31, 2001 the working capital of Kenilworth is $75,304. This will not enable Kenilworth to achieve any of its planned operations. There can be no assurances that Kenilworth would ever have sufficient working capital to engage in its planned operations.

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

WE ARE DEPENDANT UPON OUR PRESIDENT

    Kenilworth has been dependant upon the services of its president Herbert Lindo who is 76 years old. Herbert Lindo has performed his services during the past recent years without compensation. Should Kenilworth procure working capital, there can be no assurances that he will continue to work without compensation. There also can be no assurances of Herbert Lindo's continued availability.

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

WE HAVE FILED A PATENT APPLICATION FOR THE VARIOUS ASPECTS OF SIMULCAST WAAGERING BUT THERE CAN BE NO ASSURANCE A PATENT WILL BE ISSUED

    We have filed a U.S. patent application for various aspects of wagering on live in-progress casino table games and have taken the steps to protect our interests in other areas of the industrialized world. There can be no assurances that a patent will be issued, the challenges will not be instituted against the validity or enforceability of such patent.

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

THERE CAN BE NO ASSURANCES THAT CASINO OPERATIONS WILL PARTICIPATE IN THE ROULABETTE BUSINESS

    The Roulabette system is planned to allow casino patrons and other players to play along with live in progress casino table games such as Roulette, Craps, Baccarat and Blackjack via digital satellite television programming emanating from state regulated casinos. There can be no assurances that casino operators, other than Archon Corporation, will ever participate in Kenilworth's business.

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

SHARES ELIGIBLE FOR FUTURE SALE COULD CAUSE OUR STOCK PRICE TO FALL

    If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could fall. As of December 31, 2001 we had 73,115,484 shares of common stock outstanding.

WE DO NOT INTEND TO PAY DIVIDENDS

    We are not able to pay any dividends because we have no funds available to do so. Even if we had funds available, we do not intend or declare to pay any dividends on our common stock.

ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements, the accompanying notes and the Report of Independent Accountants that are filed as part of this Report are annexed at the end of this report.

ITEM 9-- CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    NONE

                                    PART III

    Item 10, Item 11, Item 12, and Item 13 (DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT, EXECUTIVE COMPENSATION, SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, and CERTAIN RELATIONSHIPS AND RELATED TRANACTIONS, respectively), will be incorporated in the registrant's Proxy Statement to be filed within one hundred twenty (120) days of December 31, 2001, and will be incorporated herein by reference.

                                    PART IV

OTHER EVENTS

    At the Annual Meeting of the Shareholders of Kenilworth on August 13, 2001, the existing Board of Directors, Herbert Lindo, Joyce Clark and Kit Wong were re-elected. The following special proposals were unanimously adopted at the meeting of shareholders:

        a.) Amendment to Kenilworth's Certificate of Incorporation to increase the authorized number of shares of Common Stock to 200,000,000

        b.) To authorize 2,000,000 shares of Preferred Stock

        c.) Approved the Company's Stock Option and Equity Performance Plan

ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) (1) Financial Statements

Independent Auditor's Report................................              F-1

Consolidated balance sheets as of December 31, 2001 and
  2000......................................................              F-2

Consolidated statement of operations and deficit for the
  periods ended December 31, 1999, 2000 and 2001............              F-3

Consolidated statement of cash flows for the periods ended
  December 31, 2001, 2000 and 1999..........................              F-4

Consolidated statement of changes in stockholders equity For the periods beginning December 31, 1998, and for the years
  ended December 31, 2001, 2000 and 1999....................              F-5

Notes to consolidated financial statements..................         F-6--F-9

    (b) None

    (c) Exhibits

    3(1) Certificate of Incorporation and Amendments

    3(2) By-Laws

    10  Kenilworth Performance and Equity Incentive Plan

    21  Subsidiaries of the Registrant

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
Kenilworth Systems Corporation

    We have audited the accompanying consolidated balance sheets of Kenilworth Systems Corporation and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations and deficit stockholders' equity (deficit) and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Out responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kenilworth Systems Corporation as of December 31, 2001 and 2000 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principals.

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

                                          Peter C. Cosmas Co., CPAs

New York, New York
April 15, 2002

                KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS,

                        AS OF DECEMBER 31, 2001 AND 2000

                                                                  2001           2000
                                                              ------------   ------------
                                         ASSETS
Cash........................................................  $     15,266   $      8,582
Due from Shareholders (subscriptions).......................        17,577
Due from related party......................................        42,461         28,982
Property, Plant and Equipment, Net..........................         8,007         10,295
                                                              ------------   ------------
    TOTAL ASSETS............................................  $    120,811   $     47,859
                                                              ============   ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accrued Liabilities.........................................  $     94,182   $     15,139
Payroll Taxes Payable.......................................         6,548          3,226
Note Payable................................................             0         10,000
                                                              ------------   ------------
    TOTAL LIABILITIES.......................................  $    100,730   $     28,365
                                                              ============   ============
Common Stock, $.01 par value, authorized 200,000,000 shares;
  issued and to be issued and outstanding 64,932,502 in
  December 31, 2000 and 73,115,484 in December 31, 2001.....  $    731,154   $    649,325
Paid in capital.............................................    24,245,867     23,905,619
Deficit.....................................................   (24,956,940)   (24,535,450)
                                                              ------------   ------------
    TOTAL STOCKHOLDERS' EQUITY..............................  $     20,081   $     19,494
                                                              ============   ============
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUIY...............  $    120,811   $     47,859
                                                              ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATION AND DEFICIT

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                       YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                      DEC. 31, 2001   DEC. 31, 2000   DEC. 31, 1999
                                                      -------------   -------------   -------------
Revenues:

  Sales.............................................  $        -0-    $        -0-    $        -0-

Costs and Expenses:

  Selling, general and administrative expenses......       421,491         133,964          11,636

  Interest expense (income).........................            --           3,216             194

    Total Costs and Expenses........................       421,491         137,180          11,830

  Net income (loss) before other income and
    (losses)........................................      (421,491)       (137,180)        (11,830)

  Interest income...................................           -0-             591             -0-

    Total...........................................           -0-             591             -0-

  Other income......................................           -0-             -0-             -0-

  Other losses......................................           -0-             -0-             -0-

  Net income (loss).................................      (421,491)       (136,589)        (11,830)

  Deficit--Beginning Of year........................   (24,535,450)    (24,398,861)    (24,387,031)

  Deficit--End Of year..............................  $(24,956,940)   $(24,535,450)   $(24,398,861)
                                                      ============    ============    ============

  Earnings (Loss) per Share of common stock (Note
    5)..............................................  $        -0-    $        -0-    $        -0-

  Average number of shares outstanding..............    73,115,484      64,264,323      62,049,130
                                                      ============    ============    ============

  The accompanying notes are an integral part of these consolidated financial statements.

                KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                            YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                           DEC. 31, 2001   DEC. 31, 2000   DEC. 31, 1999
                                                           -------------   -------------   -------------
CASH FLOWS USED IN OPERATING ACTIVITIES
Net Loss.................................................    $(421,491)      $(136,589)      $(11,830)
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
  Stock issuance for services rendered...................                       26,624            -0-
  Depreciation...........................................                        1,144            -0-
Changes in operating assets and liabilities:
  Due from shareholder...................................      (17,577)        (19,950)         6,968
  Accrued expenses and taxes.............................      100,730          18,123           (330)
                                                             ---------       ---------       --------
    Total adjustments....................................      338,338          25,941          6,638
Net cash used in operating activities....................                     (110,648)        (5,192)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Property and Equipment......................          -0-         (11,439)           -0-
                                                             ---------       ---------       --------
Net cash used in investing activities....................          -0-         (11,439)           -0-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans payable..............................      210,000         123,167          5,194
Proceeds from stock issuances............................          -0-           7,500            -0-
                                                             ---------       ---------       --------

Net cash provided by financing activities................      210,000         130,667          5,194
Net increase (decrease) in cash..........................        6,684           8,580              2
Cash--beginning of period................................        8,582               2            -0-
                                                             ---------       ---------       --------
Cash--end of period......................................    $  15,266       $   8,582       $      2
                                                             =========       =========       ========

NON-CASH TRANSACTIONS

    During the year ended December 31, 2001 the Company issued shares of Common Stock for conversion of Convertible Promissory Notes totaling two hundred ten thousand dollars ($210,000.00).

    The Company issued common stock in lieu of payment for services rendered in the amounts of $60,000 and $16,995 during the years ended December 31, 2001 and December 31, 2000 respectively.

    During the period ending December 31, 1999, 200,000 shares of Common Stock were issued at par value.

    In connection with the emergence from bankruptcy the trustee distributed four million three hundred thousand four hundred and three dollars ($4,300,403).

  The accompanying notes are an integral part of these consolidated financial statements.

                KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                   COMMON SHARES       ADDITIONAL
                                               ---------------------     PAID-IN       RETAINED
                                                 SHARES      AMOUNT      CAPITAL       EARNINGS
                                               ----------   --------   -----------   ------------
Balances, December 31, 1998..................  60,477,352   $608,773   $23,776,346   $(24,387,031)

Issuance of Common Stock in connection with
  conversion of debt.........................     477,666      4,777        10,417

Issuance of Common Stock for services........     734,000      7,340

Non-Cash Issuance of Securities..............     200,000      2,000        (2,000)

Net Earnings (Loss)..........................                                        $    (11,830)
                                               ----------   --------   -----------   ------------

Balances, December 31, 1999..................  62,289,018   $622,890   $ 23,784,76   $(24,398,861)
                                               ==========   ========   ===========   ============

Issuance of Stock in connection with
  conversion of debt.........................     944,028      9,440       111,227

For services.................................   1,699,456   $ 16,995   $     9,629

Net Income/(Loss)............................                             (136,589)
                                               ----------   --------   -----------   ------------

Balances, December 31,2000...................  64,932,502   $649,325   $23,905,619   $(24,535,450)
                                               ==========   ========   ===========   ============

Issuance of Stock in connection with
  conversion of debt.........................   6,582,982     65,829       227,900

For services.................................   1,600,000     16,000       112,348

Net Income/(Loss)............................                             (421,491)
                                               ----------   --------   -----------   ------------

Balances, December 31, 2001..................  73,115,484   $731,154   $24,245,867   $(24,956,940)
                                               ==========   ========   ===========   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

                KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
FAIR VALUE OF FINANCIAL INSTRUMENTS

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

PROPERTY AND EQUIPMENT

    Property and Equipment are stated at cost. For financial reporting purposes, property and equipment are depreciated utilizing the Straight-Line Method over the estimated useful lives of the related assets as follows:

                                                               YEARS
                                                              --------
Office Equipment............................................     5
Vehicles....................................................     5

NOTE 2--DUE FROM RELATED PARTIES AT DECEMBER 31, 2001

    Due from related parties at December 31, 2001 represents advances made to a stockholder of the Company in the normal course of business. Such amounts are non-interest bearing and have no definite repayment terms.

NOTE 3--PROPERTY AND EQUIPMENT

    Property and Equipment consist of the following as of December 31, 2001 and December 31, 2000.

                                                                2001       2000
                                                              --------   --------
Office Equipment............................................  $ 2,939    $ 2,939
Vehicles....................................................    8,500      8,500
                                                              -------    -------
                                                              $11,439    $11,439
Less-Accumulated Amortization...............................    3,432      1,144
                                                              -------    -------
Total Property and Equipment, Net...........................  $ 8,007    $10,295
                                                              =======    =======

    Depreciation expense for the years ended December 31, 2001 and December 31, 2000 was $3,342 and $1,144, respectively.

NOTE 4--BANKRUPTCY PROCEEDINGS

    Throughout the 1980's the Company experienced working capital shortages that resulted in the Company filing a voluntary petition for reorganization under Chapter 11 of the United States bankruptcy Code. From August 28, 1982 to
June 7, 1985 the Company operated during reorganization proceedings. On June 7, 1985, a United States Bankruptcy Judge confirmed the Company's Plan of Reorganization. On April 27, 1988, the Bankruptcy Court entered a final decree in the case. On October 27, 1988, the case was re-opened on grounds the Debtor failed to consummate its plan of reorganization and on February 25, 1991 the case was converted to a case under Chapter 7 of the Bankruptcy Code. By order of the Court dated June 19, 1991 the Chapter 7 was reconverted to a case under Chapter 11 of the Bankruptcy Code. A second plan of reorganization was approved and a

                KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES

NOTE 4--BANKRUPTCY PROCEEDINGS (CONTINUED) second order of confirmation was entered in connection with the Chapter 11 case on October 2, 1991. However, the Debtor was unable to consummate its second plan of reorganization, and by order dated November 25, 1991, the case was reconverted to a case under Chapter 7 of the bankruptcy Code.

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

NOTE 5--INCOME TAXES

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

NOTE 6--CONVERTIBLE PROMISSORY NOTES

    In November and December 2001 Convertible Promissory Notes totaling two hundred and ten thousand dollars ($210,000) issued during the second quarter of 2001 were converted into 4,861,111 shares of Common Stock which included accrued interest.

    In August 2000, the Company sold a one (1) year one hundred thousand dollar ($100,000.00) Convertible Promissory Note to a single, non-affiliated party. The Note was converted in December 2000 into six hundred eighty seven thousand seven hundred seventy two (687,772) shares of which included twenty one thousand one hundred six (21,106) shares for the accrued interest. All Notes were converted into restricted common stock of the Company as the term is defined under the Securities Act of 1933. All proceeds either have been used to defray current expenses.

NOTE 7--GOING CONCERN UNCERTAINTY

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

                KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES

NOTE 7--GOING CONCERN UNCERTAINTY (CONTINUED)
    If initial testing is successful, the second step is to obtain the proper licenses from the gaming control regulators in the various venues the Company intends to offer its system. Upon successful licensing, the Company plans to obtain financing from regular banking sources to finance the manufacturing of the computer terminals that allow the worldwide play along.

    The accompanying financial statements have been prepared assuming the Company is a going-concern and do not reflect adjustments, if any, that would be necessary if the Company were not a going-concern.

NOTE 8--COMMITMENTS AND CONTINGENCIES

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

NOTE 9--QUARTERLY FINANCIAL INFORMATION--UNAUDITED

    The following table sets forth certain unaudited condensed quarterly financial data for the fiscal years ended December 31, 2001 and 2000. This information has been prepared on the same basis as the consolidated financial statements and all necessary adjustments have been included in the amounts stated below to present fairly the selected quarterly information when read in conjunction with its consolidated financial statements and notes thereto. Historical quarterly financial results and trends may not be indicative of future results.

                         KENILWORTH SYSTEMS CORPORATION
                                 QUARTERLY DATA
                                 2000 AND 2001

                                 1Q00       2Q00       3Q00       4Q00       2000       1Q01       2Q01       3Q01       4Q01
                               --------   --------   --------   --------   --------   --------   --------   --------   --------
Net Sales...................      0             0          0          0          0          0           0          0          0
Gross Profit................      0             0          0          0          0          0           0          0          0
Net Income (Loss)...........      0        (6,643)    (3,150)    (2,052)   (71,851)   (77,625)   (138,180)  (101,975)  (103,711)
Net Income (Loss) per Share
  Basic.....................      0             0          0          0          0          0           0          0          0
  Diluted...................      0             0          0          0          0          0           0          0          0

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       KENILWORTH SYSTEMS CORPORATION

                                                       By:              /s/ HERBERT LINDO
                                                            -----------------------------------------
                                                                          Herbert Lindo
                                                               PRESIDENT, CHIEF EXECUTIVE AND CHIEF
                                                                        FINANCIAL OFFICER

    Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                        NAME                                      TITLE                    DATE
                        ----                                      -----                    ----
                  /s/ HERBERT LINDO
     -------------------------------------------       Director                       April 15, 2002
                    Herbert Lindo

                   /s/ JOYCE CLARK
     -------------------------------------------       Director                       April 15, 2002
                     Joyce Clark

                    /s/ KIT WONG
     -------------------------------------------       Director                       April 15, 2002
                      Kit Wong