Form 10-Q
period 2002-03-31
KENILWORTH SYSTEMS CORP
filed 2002-05-14
CIK 55234

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ Quarterly report pursuant to Section 13 OR 15(D) of the Securities Exchange Act of 1934

      For the quarterly period ended March 31, 2002

                                       OR

/ / Transition report pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

      For the transition period from ________ to ________

                         Commission File Number: 0-08962
                         -------------------------------

                         KENILWORTH SYSTEMS CORPORATION
                         ------------------------------
             (Exact name of registrant as specified in its charter)

              New York                            13-2610105
              --------                            -----------
      (State of incorporation)         (I.R.S. employer identification no.)

   343 Beebe Road, Mineola, New York                   11501
 --------------------------------------                -----
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

The number of shares of common stock, $.01 par value of the Registrant outstanding as of March 31, 2002 was:

                                   73,115,484

                         KENILWORTH SYSTEMS CORPORATION
                               INDEX TO FORM 10-Q

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         KENILWORTH SYSTEMS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     March 31       December 31
                                                       2002             2001
                                                  -------------     ------------
                                                   (unaudited)
                         ASSETS

Cash                                              $     20,880      $     15,266
Due from shareholder                                    35,077            55,077
Other current assets                                    42,461            42,461
Property, Plant and Equipment, Net                       7,578             8,007
                                                  ------------      ------------

TOTAL ASSETS                                      $    105,996      $    120,811
                                                  ============      ============

  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accrued Liabilities                               $    101,266      $     94,182
Payroll Taxes Payable                                    3,191             6,548
Convertible Note Payable                                15,000
                                                  ------------      ------------

TOTAL LIABILITIES                                 $    119,457      $    100,730
                                                  ============      ============


Common Stock, $.01 par value, authorized
 200,000,000 shares; issued and outstanding
 73,115,484 in December 31, 2001 and
 73,115,484 on March 31, 2002                     $    731,154      $    731,154
Paid in capital                                     24,245,867        24,245,867
Deficit                                            (24,995,482)      (24,956,940)
                                                  ------------      ------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)              $    (13,461)     $     20,081
                                                  ------------      ------------
TOTAL LIABILITIES
 AND STOCKHOLDERS' EQUITY                         $    105,996      $    120,811
                                                  ============      ============

See accompanying notes.

                         KENILWORTH SYSTEMS CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATION AND DEFICIT

                                                                     Three-month ended
                                                                          March 31
                                                                  2002              2001
                                                              -------------     -------------
                                                               (unaudited)       (unaudited)
Revenues:                                                     $           0     $           0
Sales
Costs and Expenses:
Selling, general and administrative expenses                         38,542            77,470
Placement cost of Convertible Note
Total Costs and Expenses                                      $      38,542     $      77,470

Net income (loss)
 before other income and (losses)                             $     (38,542)    $     (77,470)
Income Taxes                                                              0               155
                                                              -------------     -------------
Net income (loss)                                             $      38,542     $     (77,625)
Deficit - Beginning of period                                   (24,956,940)      (24,535,450)
                                                              -------------     -------------
Deficit - End of period                                         (24,995,482)      (24,613,075)
                                                              =============     =============

Earnings (Loss) per Share of common stock (Note 5)            $           0     $           0
Average number of shares outstanding                             73,115,484        64,932,502
                                                              =============     =============

See accompanying notes.

                 KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     Three-month ended
                                                                          March 31
                                                                  2002             2001
                                                              -------------     -------------
                                                               (unaudited)       (unaudited)
CASH FLOWS USED IN
 OPERATING ACTIVITIES

Net Loss                                                      $     (38,542)    $     (77,625)
Adjustments to reconcile
 net income to net cash
 used in operating activities
Depreciation
 increase (decrease) in due
 to related party                                                       429               572
Increase(Decrease) in accrued
 liabilities                                                         18,727            40,366
                                                              -------------     -------------
      TOTAL ADJUSTMENTS                                              19,156            40,938
      NET CASH USED IN                                                   --                --
      OPERATING ACTIVITIES                                          (19,386)          (36,687)

Cash flows from Investing Activities
Purchase of Equipment                                         $           0     $           0

CASH FLOWS FROM
Conversion of Promissory Notes                                            0                 0

FINANCING ACTIVITIES
Increase (decrease) in due to
 Shareholder                                                        (20,000)           36,600
Proceeds from issuance of
 Convertible Promissory Notes                                        15,000            (8,000)
                                                              -------------     -------------
Net cash provided by financing
 Activities                                                                            28,600
Net Increase (Decrease) in cash                                       5,614            (8,087)
CASH - BEGINNING OF PERIOD                                           15,266             8,582
                                                              -------------     -------------
CASH - END OF PERIOD                                          $      20,880     $         495
                                                              =============     =============

See accompanying notes.

                         KENILWORTH SYSTEMS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Kenilworth Systems Corporation and subsidiaries ("Kenilworth") contain all adjustments (consisting of only normal accruals) necessary to present fairly the consolidated balance sheets as of March 31, 2002 (unaudited) and December 31, 2001 and the related statements of operations and cash flows for the three month periods ended March 31, 2002 and 2001.

The results of operations for the three-month periods ended March 31, 2002 are not necessarily indicative of the results for the entire year.

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

Basic loss per share is based on the weighted-average number of shares of common stock outstanding for the period, which were ($.00), ($.00), and ($.00) for the year ended December 31, 2001, and the periods March 31, 2002 and March 31, 2001.

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

NOTE 8 - PROPERTY AND EQUIPMENT

Property and Equipment are stated at cost. For financial reporting purposes, property and equipment are depreciated utilizing the Straight-Line Method over the estimated useful lives of the related assets as follows:

                                             YEARS
                                             -----
               Office Equipment                5
               Vehicles                        5

Property and Equipment consist of the following as of March 31, 2002 and March 31, 2001:

                                                          Three-month ended
                                                             March 31
                                                        2002             2001
                                                     ---------         ---------
Office Equipment                                     $   2,939         $   2,939
Vehicles                                                 8,500             8,500
                                                     ---------         ---------
                                                     $  11,439         $  11,439
Less-Accumulated Amortization                            3,861             1,716
                                                     ---------         ---------
Total Property and Equipment, Net                    $   7,578         $   9,723
                                                     =========         =========

Depreciation expense for the quarters ended March 31, 2002 and March 31, 2001 was $429 and $572 respectively.

NOTE 9 - DUE TO/FROM SHAREHOLDERS AT MARCH 31, 2002

Due to/from shareholders at March 31, 2002 and December 31, 2001 represents advances made to a stockholder of the Company or loaned to the Company in the normal course of business. Such amounts are non-interest bearing and have no definite repayment terms.

NOTE 10 - CONVERTIBLE PROMISSORY NOTES

In November and December 2001 Convertible Promissory Notes totaling two hundred ten thousand dollars ($210,000) issued during the second quarter of 2001 were converted into 4,861,111 shares of Common Stock which included accrued interest.

In August 2000, the Company sold a one (1) year one hundred thousand dollar ($100,000.00) Convertible Promissory Note to a single, non-affiliated party. The Note was converted in December 2000 into six hundred eighty seven thousand seven hundred seventy two (687,772) shares of which included twenty one thousand one hundred six (21,106) shares for the accrued interest. All Notes were converted into restricted common stock of the Company as the term is defined under the Securities Act of 1933. All proceeds have been used to defray current expenses.

NOTE 11 - GOING CONCERN UNCERTAINTY

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

NOTE 12 - COMMITMENTS AND CONTINGENCIES

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

         RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Since we emerged from bankruptcy proceedings on September 23, 1998 we have had no revenues from operations. We sustained substantial losses from general administrative expenses amounting to $421,491 in 2001, $136,589 in 2000 and for the three-months ended March 31, 2002 we sustained losses from general administrative expenses amounting to $38,542 compared to a loss of $77,625 for the quarter ending March 31, 2001. Kenilworth has had no revenues from operations during the past nine (9) years and there can be no assurances that it will ever have revenues from present planned operations.

LIQUIDITY AND CAPITAL RESOURCES

Our present plans are to develop a wagering system dubbed "Roulabette" that would allow patrons all over the industrialized world to play and wager on live simulcast casino table games on terminals placed in hotels, resorts, bars and other public gathering places and in homes and offices on personal computers (PC's) or television sets connected to set top boxes for Interactive TV via digital satellite broadcasts emanating from strictly regulated U.S. casinos.

The first step will be to conduct a one (1) month test of the system at a casino site to prove the viability of broadcasting live in-progress table games around the world.

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

When the tests are completed and we have obtained all required licenses from the gaming control regulators and the state legislatures to broadcast the live in progress casino table games and has contracts with franchisees to place terminals around the world and franchise television broadcasters, we expect to commence normal business. Kenilworth will also seek to obtain production financing from regular banking sources to finance the manufacturing of the Roulabette terminals. There can be no assurances that any such financing will be available to us.

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

RISKS

Specific reference is made to each of the risks described in Item 7 of the Form 10-K for December 31, 2001 under the discussion "Cautionary Statement For Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995 and Risk Factors". Reference is also made to future filings under Forms 10-Q and Forms 10-K and filings under the Securities Exchange Act of 1934 as amended and as may be applicable under the Securities Act of 1933 as amended.

                                    PART II.
                                OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS:

         None

Item 2.  CHANGE IN SECURITIES:

         None

Item 3.  DEFAULT UPON SENIOR SECURITIES:

         None

Item 4.  SUBMISSION OF A MATTER TO A VOTE OF SECURITIES HOLDERS:

         None

Item 5.  OTHER INFORMATION:

The Company plans to hold its Annual Meeting of Shareholders by the end of June 2002 with proxy materials mailed to shareholders of record twenty (20) days prior to the proposed meeting dates.

     SUBSEQUENT EVENTS:

Subsequent to March 31, 2002, the holder of the fifteen thousand dollar ($15,000) Convertible Note converted the Note into two hundred and three thousand (203,000) restricted common shares. The Company sold six (6) units of Convertible Promissory Notes for sixty thousand dollars ($60,000) with interest at eight percent (8%) per annum. The Company plans to sell nine (9) additional units during the second quarter. The holder of the Convertible Note and the purchasers of the units are all long time shareholders of the Company.

On May 5, 2002 the Board of Directors of the Company unanimously elected four
(4) new Officers to manage the affair of the Company. Each officer has been assigned to perform specific tasks in their respective expertise. Initially they will devote only part-time, as needed, to the affairs of the Company. At present, all of the Officers and Directors of the Company serve without remuneration. Officers are eligible to participate in the Company's Performance and Equity Incentive Plan.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K:

         None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


     KENILWORTH SYSTEMS CORPORATION

By:  /s/ Herbert Lindo
     --------------------------------------
     Herbert Lindo, President and
     Chief Financial Officer
     May 13, 2001