Form 10-Q
period 2002-06-30
KENILWORTH SYSTEMS CORP
filed 2002-08-14
CIK 55234

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 OR 15(D) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002

OR

☐	Transition report pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number: 0-08962

KENILWORTH SYSTEMS CORPORATION

(Exact name of registrant as specified in its charter)

New York	13-2610105
(State of incorporation)	(I.R.S. employer identification no.)

343 Beebe Road, Mineola, New York	11501
(Address of principal executive offices)	(Zip Code)

(516) 741-1352
(Registrant’s telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act:

Name of each exchange on
Title of each class	which registered
NONE	OTC PINK SHEETS

Securities registered pursuant to section 12(g) of the Act:

(Title of Class)
COMMON STOCK, PAR VALUE $.01 PER SHARE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

The number of shares of common stock, $.01 par value of the Registrant outstanding as of June 30, 2002 was: 75,285,048

KENILWORTH SYSTEMS CORPORATION

INDEX TO FORM 10-Q

PART I.	FINANCIAL INFORMATION

	Item 1.	Consolidated Financial Statements

Consolidated Condensed Balance Sheets as of June 30, 2002 (unaudited) and December 31, 2001

Consolidated Condensed Statement of Operations for the six months period ended June 30, 2002 and 2001 (unaudited)

Consolidated Condensed Statements of Cash Flows for the six months period ended June 30, 2002 and 2001 (unaudited)

Notes to Consolidated Condensed Financial Statements (unaudited)

	Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

PART I.

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

KENILWORTH SYSTEMS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30	December 31
	2002	2001
	(unaudited)
ASSETS

Cash	$25,706	$15,266
Due from shareholder/Note Holder	23,000	55,077
Other current assets	42,461	42,461
Property, Plant and Equipment, Net	6,863	8,007

TOTAL ASSETS	$98,030	$120,811

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Accrued Liabilities	$98,648	$94,182
Payroll Taxes Payable	3,878	6,548
Cumulative Convertible Promissory
Notes (including accrued interest)	120,986

TOTAL LIABILITIES	$223,508	$100,730

Common Stock, $.01 par value, authorized 200,000,000 shares; issued and outstanding 73,115,484 December 31, 2001 and 75,285,048 June 30, 2002	$752,850	$731,154
Paid in capital	24,437,277	24,245,867
Deficit	(25,064,649)	(24,956,940)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	$125,478	$20,081
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$98,030	$120,811

See accompanying notes.

KENILWORTH SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS

OF OPERATION AND DEFICIT

	Three-Months Ended June 30		Six-Months Ended June 30
	2002	2001	2002	2001
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Sales	0	0	0	0
Costs and Expenses:	0	0	0	0
Selling, general and administrative expenses	$69,167	$138,236	$107,709	$215,960
Placement cost of Convertible	0	0	0	0
Note Interest expense (income)
Total Costs and Expenses

Net income (loss) before other income and (losses)	(69,167)	(138,336)	(107,709)	(215,960)

Net income (loss)	(69,167)	(138,180)	(107,709)	(215,960)
Deficit—Beginning of period	(24,995,482)	(24,613,074)	(24,956,940)	(24,535,450)
Deficit—End of of period	(25,064,649)	(24,751,410)	(25,064,649)	(24,751,410)

Earnings (Loss) per Share of common stock (Note 4)	0	0	0	0
Average number of shares outstanding	75,285,048	64,888,865	75,285,048	64,888,865

See accompanying notes.

KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS

OF CASH FLOWS

	Six-months ended June 30
	2002	2001
	(unaudited)	(unaudited)
CASH FLOWS USED IN OPERATING ACTIVITIES

Net Loss	$(107,709)	$(215,960)
Depreciation	2,288	1,144
increase (decrease) in due to related party	—	51,106
Increase (Decrease) in accrued liabilities	27,553	71,095
Increase in receivables	3,000	(20,000)
Prepaid expenses		(37,500)
TOTAL ADJUSTMENTS NET CASH USED IN OPERATING ACTIVITIES	$74,865	$(150,115)

Cash flows from Investing Activities
Purchase of Equipment	$	$0

CASH FLOWS FROM
Conversion of Promissory Notes	10,000	0

FINANCING ACTIVITIES
Increase (decrease) in due from Shareholder	23,000
Proceeds from issuance of Promissory Notes	120,000	142,500
	143,000	142,500
Net cash provided by financing Activities
Net Increase (Decrease) in cash		(7,615)
CASH — BEGINNING OF PERIOD	24,739	8,582
CASH — END OF PERIOD	$25,706	$967

See accompanying notes.

KENILWORTH SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Kenilworth Systems Corporation and subsidiaries (“Kenilworth”) contain all adjustments (consisting of only normal accruals) necessary to present fairly the consolidated balance sheets as of June 30, 2002 (unaudited) and December 31, 2001 and the related statements of operations for each of the three and six month periods ended June 30, 2002 and 2001 and statement of cash flows for the six month period ended June 30, 2002 and 2001. The results of operations for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results for the entire year.

NOTE 2 — THE COMPANY AND NATURE OF BUSINESS

Kenilworth Systems Corporation (the “Company”) was incorporated in New York in April 1968 and now plans to be engaged in the business of developing and manufacturing terminals that permit individuals from remote locations, to play along with live in progress casino table games located inside and outside the casino confines via TV (simulcast) satellite broadcast around the world.

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

NOTE 3 — PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Kenilworth Systems Corporation and its wholly owned subsidiaries: Video Wagering Systems Corporation, Roulabette Nevada Corporation and Kenilworth Systems Nevada Corporation. None of these subsidiaries has any assets or liabilities.

NOTE 4 — EARNINGS PER SHARE

The Company computes and presents earnings (loss) per share in accordance with the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 128 “Earnings Per Share”.

Basic loss per share is based on the weighted-average number of shares of common stock outstanding for the period, which were ($.00), ($.00), and ($.00) for the year ended December 31, 2001, and the periods June 30, 2002 and June 30, 2001.

Diluted earnings per share have not been presented in the accompanying financial statements because the effect of assumed conversion of convertible promissory notes was anti-dilutive.

NOTE 5 — INCOME TAXES

The Company uses the liability method to account for income taxes in accordance with requirements of SFAS No. 109.

The Company is a “C” Corporation for tax purposes.

The Company estimates that it has available approximately $8,500,000 in net operating loss carry-forwards, which expire at various dates through 2020. Utilization of the NOL carry-forward may be limited under various sections of the Internal Revenue Code depending on the nature of the Company’s operations.

The Company has a deferred tax asset of approximately $2,800,000 arising from its net operating loss carry- forwards. The deferred tax asset has been fully reserved due to the uncertainty of future realization.

NOTE 6 — USE OF ESTIMATES IN THE FINANCIAL STATEMENTS

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

NOTE 7 — FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial statements include cash, receivables and accounts payable. Due to the short-term nature of these instruments, the fair value of these instruments approximates their recorded values.

NOTE 8 — PROPERTY AND EQUIPMENT

Property and Equipment are stated at cost. For financial reporting purposes, property and equipment are depreciated utilizing the straight-line Method over the estimated useful lives of the related assets as follows:

YEARS
Office Equipment	5
Vehicles	5

Property and Equipment consist of the following

as of June 30, 2002 and

June 30, 2001

	Six-months ended
	June 30
	2002	2001
Office Equipment	$2,939	$2,939
Vehicles	8,500	8,500
	$11,439	$11,439
Less—Accumulated Amortization	4,576	2,288
Total Property and Equipment, Net	$6,863	$9,151

Depreciation expense for the six months ended June 30, 2002 and June 30, 2001 was $2,288 and $2,288 respectively.

NOTE 9 — DUE TO/FROM SHAREHOLDERS AT June 30, 2002

Due to/from shareholders at June 30, 2002 and December 31, 2001 represents advances made to a stockholder of the Company or loaned to the Company in the normal course of business. Such amounts are non-interest bearing and have no definite repayment terms.

NOTE 10 — CONVERTIBLE PROMISSORY NOTES

During the second quarter, April 1 through June 30,2002, the Company sold twelve (12) of fifteen (15) authorized by the Board of Directors, ten thousand dollar ($10,000) Cumulative Convertible Promissory Notes to present shareholders of the Company.  All the notes are convertible into restricted common stock of the Company.  One holder, who purchased two (2) notes, has converted the Notes subsequent to June 30, 2002.

NOTE 11 — GOING CONCERN UNCERTAINTY

As indicated in Note 2, in the Annual Report on Form 10-K for the year ended December 31, 2001, the Company emerged from Chapter 7 in September 1998 and has not yet commenced operations. These factors create uncertainty as to the Company’s ability to operate as a going-concern. Management plans to develop a wagering system that allows casino patrons and individuals outside the casino to play along with live casino table games. The first step in the plan is to conduct testing. Unless the Company is able to obtain sufficient funds, none of the tests and initial development work can commence. The Company plans to obtain the necessary funding by offering its common stock, or Senior Cumulative Convertible Preferred Shares in a private placement, or selling limited joint venture participations in future “play along with casino game” franchises. There can be no assurances the Company can be successful in obtaining such financing.

The accompanying interim financial statements have been prepared assuming the Company is a going-concern and do not reflect adjustments, if any, that would be necessary if the Company were not a going-concern.

NOTE 12 — COMMITMENTS AND CONTINGENCIES

OUTSTANDING PAYROLL TAXES

As of year-end, 2000, the Internal Revenue Service is contending that the Company owes payroll taxes including interest and penalties totaling almost $400,000 for various periods from 1985-1991. The Company currently continues negotiations with the IRS to resolve these issues. In management’s opinion, no accruals are necessary since it believes that these assessments are incorrect and were discharged in its bankruptcy proceedings. Similar contentions were made by the New York State Income Tax Authorities which have been officially cancelled by New York State on July 1, 2002.

NOTE 13 — STOCK OPTIONS

The Company does not plan, at this time, to make any adjustments to it’s financials as the result of issuing stock options totaling three million five hundred thousand(3,500,000) common shares of the Company.  The exercise price of the stock options are well above the price per share of the common stock for the last five (5) years.

ITEM 2.                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Since we emerged from bankruptcy proceedings on September 23, 1998 we have had no revenues from operations. We sustained substantial losses from general administrative expenses amounting to $421,491 in 2001, $136,589 in 2000 and for the three-months ended June 30, 2002 we sustained losses from general administrative expenses amounting to $69,167 compared to a loss of $138,236 for the quarter ending June 30, 2001. Kenilworth has had no revenues from operations during the past ten (10) years and there can be no assurances that it will ever have revenues from present planned operations.

LIQUIDITY AND CAPITAL RESOURCES

Our present plans are to develop a wagering system dubbed “Roulabette” that would allow patrons all over the industrialized world to play and wager on live simulcast casino table games on terminals placed in hotels, resorts, bars and other public gathering places and in homes and offices on personal computers (PC’s) or television sets connected to set top boxes for Interactive TV via digital satellite or cable broadcasts emanating from strictly regulated U.S. casinos.

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

When the tests are completed and we have obtained approval from the Nevada gaming control regulators to broadcast the live in progress casino table games and has contracts with franchisees to place terminals around the world and franchise television broadcasters, we expect to commence normal business. Kenilworth will also seek to obtain production financing from regular banking sources to finance the manufacturing of the Roulabette terminals. There can be no assurances that any such financing will be available to us.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND RISK FACTORS

The information contained in this Form 10-Q and Kenilworth’s other filings with the Securities Exchange Commission may contain “forward-looking” statements within the meaning of section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbors created thereby. Such information involves important risks and uncertainties that could significantly affect results in the future and, accordingly, such results may differ from those expressed in any forward looking statements herein. Future operating results may be adversely affected as a result of a number of factors.

You should not rely on forward-looking statements in this Form 10-Q. This Form 10-Q contains forward-looking statements that involved risks and uncertainties. We use words such as “anticipates”, “believes”, “plans”, “expects”, “future”, “intends” and similar expressions to identify such forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-Q. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by Kenilworth as described below and elsewhere in this Form 10-Q.

RISKS

Specific reference is made to each of the risks described in Item 7 of the Form 10-K for December 31, 2001 under the discussion “Cautionary Statement For Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995 and Risk Factors”. Reference is also made to future filings under Forms 10-Q and Forms 10-K and filings under the Securities Exchange Act of 1934 as amended and as may be applicable under the Securities Act of 1933 as amended.

PART II.

OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS:

                None

Item 2.    CHANGE IN SECURITIES:

                None

Item 3.    DEFAULT UPON SENIOR SECURITIES:

                None

Item 4.    SUBMISSION OF A MATTER TO A VOTE OF SECURITIES HOLDERS:

                None

Item 5.    EXHIBITS AND REPORTS ON FORM 8-K:

                a)  None

                b) On July 12, 2002 Kenilworth filed an 8-K in which the Company reported the following event:

                Mr. Herbert Lindo, Chairman and President of Kenilworth Systems Corporation (“Kenilworth”) since 1972, advised the company’s Board of Directors that on June 26, 2002 the Sheriff of Nassau County (the “Sheriff”) sold at a purported public auction sale (the “Sale”), 10,333,450 restricted common shares of Kenilworth Systems Corporation (the “Shares”) that he had owned, for one-thousand dollars ($1,000). The Shares were sold to Tappan Zee Capital Corp. (“Tappan Zee”), the lone bidder at the Sale. On the date of the Sale the Shares had a market value in excess of nine hundred thousand dollars ($900,000).

                The Sheriff seized and sold the Shares on behalf of Tappan Zee, as a result of a claim by Tappan Zee in a disputed civil suit, that Mr. Lindo owed Tappan Zee approximately one hundred twenty eight thousand dollars ($128,000). Tappan Zee elected to have the Sheriff seize the Shares by an order obtained from the Supreme Court State of New York, County of Rockland, issued in February 1989, instead of seizing other assets owned by Mr. Lindo.

                Mr. Lindo further advised Kenilworth that he has made a request for Appellate Division Intervention (the “Appeal Request”), from the Supreme Court of the State of New York Appellate Division: Second Judicial Department, to appeal the lower courts’ ruling. In his Appeal Request, Mr. Lindo claims that the lower court’s ruling only allowed Tappan Zee to seize approximately one million two hundred fifty thousand (1,250,000) of his shares. The appeal further claims that the Sheriff’s auction Sale was conducted in a fraudulent manner, by not complying to the rules and regulations setforth under the Securities and Exchange Commission Act of 1933, as amended (the “Act”), regarding the sale and transfer of restricted securities. Mr. Lindo further contends that Tappan Zee also violated the Act, when they had the Shares further transferred to various Tappan Zee insiders/owners.

                Herbert Lindo stated he would continue to serve Kenilworth without remuneration, which he has done since 1991, when Kenilworth entered Chapter 7 Bankruptcy proceedings. Kenilworth was discharged from bankruptcy proceedings in September 1998, when Kenilworth paid 100% of all approved creditor claims in full.

Subsequent Events

(a)                  The Annual Meeting of the Shareholders of Kenilworth took place on July 17, 2002.  At the meeting Herbert Lindo, Kit Wong and Joyce Clark, the incumbent and four (4) new management endorsed directors: Gino Scotto, Patrick J. McDevitt, Steve Donner, and Preston Smart were unanimously elected by the shareholders.

There were no other proposals presented at the meeting.

Herbert Lindo, the President and Chief Financial Officer of Kenilworth Systems Corporation hereby certifies under penalty of perjury to the accuracy of the within report on Form 10-Q for the three (3) months period ended June 30, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

KENILWORTH SYSTEMS CORPORATION
By: /s/	Herbert Lindo
Herbert Lindo, President and Chief Financial Officer
August 13, 2002