Form 10-Q
period 2002-09-30
KENILWORTH SYSTEMS CORP
filed 2002-11-14
CIK 55234

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 OR 15(D) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

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

The number of shares of common stock, $.01 par value of the Registrant outstanding as of September 30, 2002 was: 89,204,589

KENILWORTH SYSTEMS CORPORATION

INDEX TO FORM 10-Q

PART I.	FINANCIAL INFORMATION

	Item 1.	Consolidated Financial Statements

Consolidated Condensed Balance Sheets as of September 30, 2002 (unaudited) and December 31, 2001

Consolidated Condensed Statement of Operations for the nine months period ended September 30, 2002 and 2001 (unaudited)

Consolidated Condensed Statements of Cash Flows for the nine months period ended September 30, 2002 and 2001 (unaudited)

Notes to Consolidated Condensed Financial Statements (unaudited)

	Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

PART I.

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

KENILWORTH SYSTEMS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30 2002	December 31 2001
	(unaudited)

ASSETS

Cash	$23,517	$15,266
Due from shareholder	9,000	55,077
Other current assets and prepaid expenses	301,999	42,461
Property, Plant and Equipment, Net	2,939	8,007
TOTAL ASSETS	$337,455	$120,811

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Accrued Liabilities	$103,972	$94,182
Payroll Taxes Payable	6,465	6,548
TOTAL LIABILITIES	$110,437	$100,730

Convertible Preferred Stock authorized 2,000,000 shares; outstanding: none
Common Stock, $.01 par value, authorized 200,000,000 shares; issued and outstanding 73,115,484 December 31, 2001 and 89,204,589 September 30, 2002	$892,045	$731,154
Paid in capital	24,720,813	24,245,867
Deficit	(25,385,840)	(24,956,940)

TOTAL STOCKHOLDERS’ EQUITY	$227,018	$20,081
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$337,455	$120,811

See accompanying notes.

KENILWORTH SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS

OF OPERATION AND DEFICIT

	Three-Months Ended September 30		Nine-Months Ended September 30
	2002	2001	2002	2001
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues:
Sales	0	0	0	0
Costs and Expenses:	0	0	0	0
Selling, general and administrative expenses	$321,191	$101,975	$428,900	$317,935
Total Costs and Expenses	$321,191	$101,975	$428,900	$317,935

Net income (loss) before other income and (losses)	(321,191)	(101,975)	(428,900)	(317,935)

Net income (loss)	(321,191)	(101,975)	(428,900)	(317,935)
Deficit - Beginning of period	(24,995,482)	(24,751,140)	(24,956,940)	(24,535,450)

Deficit - End of of period	(25,385,840)	(24,853,385)	(25,385,840)	(24,835,385)

Earnings (Loss) per Share of common stock (Note 4)	0	0	0	0
Average number of shares outstanding	89,204,589	64,888,865	89,204,589	71,495,808

See accompanying notes.

KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS

OF CASH FLOWS

	Nine-months ended September 30
	2002	2001
	(unaudited)	(unaudited)

CASH FLOWS USED IN OPERATING ACTIVITIES

Net Loss	$(428,900)	$(317,935)
Depreciation increase (decrease)	6,212	3,442
Increase (decrease) in due to related party	(42,106)	51,106
Increase(decrease)in accrued liabilities	30,907	(11,125)
Prepaid expenses	277,817	37,985
TOTAL ADJUSTMENTS NET CASH USED IN OPERATING ACTIVITIES	$(156,070)	$(236,527)

CASH FLOWS FROM
Conversion of Promissory Notes	(120,000)	180,000
Proceed from issuing stock for debt and services	443,994	19,027

FINANCING ACTIVITIES
Increase (decrease) in due from Shareholder	(14,000)	37,500
Proceeds from issuance of Promissory Notes	30,000	19,027

Net cash provided by financing Activities	353,994	236,527

Net Increase (Decrease) in cash	22,390	1,127
CASH - BEGINNING OF PERIOD	1,127	967
CASH - END OF PERIOD	$23,517	$1,127

See accompanying notes.

KENILWORTH SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Kenilworth Systems Corporation and subsidiaries (“Kenilworth”) contain all adjustments (consisting of only normal accruals) necessary to present fairly the consolidated balance sheets as of September 30, 2002(unaudited) and December 31, 2001 and the related statements of operations for each of the three and nine month periods ended September 30, 2002 and 2001 and statement of cash flows for the nine month period ended September 30, 2002 and 2001. The results of operations for the three and nine month periods ended June 30, 2002 are not necessarily indicative of the results for the entire year.

NOTE 2 - THE COMPANY AND NATURE OF BUSINESS

Kenilworth Systems Corporation (the “Company”) was incorporated in New York in April 1968 and now plans to be engaged in the business of developing and manufacturing terminals that permit individuals from remote locations, to play along with live in-progress casino table games located outside the casino confines via TV (simulcast) satellite broadcast around the world.

The Company was in bankruptcy proceedings under Chapter 7 and 11 of the Bankruptcy Code for the period from August 28, 1982 through September 23, 1998. The Company ceased all operations, between February 2, 1991 through September 23,1998.

The Company emerged from Chapter 7 bankruptcy on September 23, 1998 and plans to be engaged in the development, manufacturing, marketing and operation of a systems that allows casino patrons to play along with live table games in-progress via TV satellite broadcasts on terminals located outside the casino confines.

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

Basic loss per share is based on the weighted-average number of shares of common stock outstanding for the period, which were ($.00), ($.00), and ($.00)

for the year ended December 31, 2001, and the periods September 30, 2002 and September 30, 2001.

Diluted earnings per share have not been presented in the accompanying financial statements because the effect of assumed conversion of convertible promissory notes was anti-dilutive.

NOTE 5 - INCOME TAXES

The Company uses the liability method to account for income taxes in accordance With requirements of SFAS No. 109.

The Company is a “C” Corporation for tax purposes.

The Company estimates that it has available approximately $9,000,000 in net operating loss carry-forwards, which expire at various dates through 2020. Utilization of the NOL carry-forward may be limited under various sections of the Internal Revenue Code depending on the nature of the Company’s operations.

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

NOTE 7 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial statements include cash, receivables, pre-paid expenses and accounts payable. Due to the short-term nature of these instruments, the fair value of these instruments approximates their recorded values.

NOTE 8 - PROPERTY AND EQUIPMENT

Property and Equipment are stated at cost. For financial reporting purposes, property and equipment are depreciated utilizing the Straight-Line Method over the estimated useful lives of the related assets as follows:

YEARS

Office Equipment	5
Vehicles	5

Property and Equipment consist of the following

as of September 30, 2002 and

September 30, 2001

	Nine-months ended September 30
	2002	2001

Office Equipment	$2,939	$2,939
Vehicles	8,500	8,500
	$11,439	$11,439
Less-Accumulated Amortization	8,500	2,288
Total Property and Equipment, Net	$2,939	$9,151

Depreciation expense for the nine months ended September 30, 2002 and June 30, 2001 was $8,500 and $2,288 respectively.

NOTE 9 - DUE TO/FROM SHAREHOLDERS AT SEPTEMBER 30, 2002

Due to/from shareholders at September 30, 2002 and December 31, 2001 represents advances made to a stockholder of the Company or loaned to the Company in the normal course of business. Such amounts are non-interest bearing and have no definite repayment terms.

NOTE 10 - CONVERTIBLE PROMISSORY NOTES

During the first and second quarters, January 15 through June 30,2002, the Company sold twelve (12) of fifteen (15) authorized by the Board of Directors, ten thousand dollar ($10,000) Convertible Promissory Notes to present shareholders of the Company.  All the notes are convertible into restricted Common Stock of the Company.  All Holders of the Convertible Promissory Notes converted their Notes.

NOTE 11 - GOING CONCERN UNCERTAINTY

As indicated in Note 2, in the Annual Report on Form 10-K for the year ended December 31, 2001, the Company emerged from Chapter 7 in September 1998 and has not yet commenced operations.  These factors create uncertainty as to the Company’s ability to operate as a going-concern. Management plans to simulcast live in-progress casino table game action via digital satellite transmission around the world. The Company plans to obtain the necessary funding by offering its common stock, or Senior Cumulative Convertible Preferred Shares in a private placement, or selling limited joint venture participations in future “play along with casino game” franchises.  There can be no assurances the Company can be successful in obtaining such financing.

The accompanying interim financial statements have been prepared assuming the Company is a going-concern and do not reflect adjustments, if any, that would be necessary if the Company were not a going-concern.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

OUTSTANDING PAYROLL TAXES

As of year-end, 2000, the Internal Revenue Service is contending that the Company owes payroll taxes including interest and penalties totaling almost four hundred thousand dollars ($400,000) for various periods from 1985-1991. The Company is currently in negotiations with the IRS to resolve these issues. In management’s opinion, no accruals are necessary since it believes that these assessments are incorrect and were discharged in its bankruptcy proceedings. Similar contentions were made by the New York State Income Tax Authorities, which have been officially cancelled by New York State on July 1, 2002.

NOTE 13 - STOCK OPTIONS

The Company does not plan, at this time, to make any adjustments to it’s financials as the result of issuing stock options totaling three million five hundred thousand (3,500,000) common shares of the Company.  The exercise price of the stock options are well above the price per share of the common stock for the last five (5) years.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Since we emerged from bankruptcy proceedings on September 23, 1998 we have had no revenues from operations. We sustained substantial losses from general administrative expenses amounting to $421,491 in 2001, $136,589 in 2000 and for the nine-months ended September 30, 2002 we sustained losses from general administrative expenses amounting to $428,900 compared to a loss of $317,935 for the nine-months ending September 30, 2002. Kenilworth has had no revenues from operations during the past ten (10) years and there can be no assurances that it will ever have revenues from present planned operations.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND RISK FACTORS

The information contained in this Form 10-Q and Kenilworth’s other filings with the Securities Exchange Commission may contain “forward-looking” statements within the meaning of section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbors created thereby. Such information involves important risks and uncertainties that could significantly affect results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements herein. Future operating results may be adversely affected as a result of a number of factors.

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

None

Item 5.   EXHIBITS AND REPORTS ON FORM 8-K:

a)  None

b)  On July 12, 2002 Kenilworth filed an 8-K in which the Company reported the following event:

Herbert Lindo, Chairman and President of Kenilworth Systems Corporation (“Kenilworth”) since 1972, advised the Company’s Board of Directors that on June 26, 2002 the Sheriff of Nassau County (the “Sheriff”) sold at a purported Public Auction Sale (the “Sale”), 10,333,450 restricted common shares of Kenilworth Systems Corporation (the “Shares”) that he had owned and which represented control (14% of the outstanding shares) of Kenilworth, for one-thousand dollars ($1,000) or $0.000095 per share. The Shares were sold to Tappan Zee Capital Corp. (“Tappan Zee”). On the date of the Sale the Shares had a market value in excess of nine hundred thousand dollars ($900,000). The Sheriff seized and sold the Shares on behalf of Tappan Zee, as a result of a claim by Tappan Zee in a disputed civil suit brought in the New York State Supreme Court for $128,062.  Tappan Zee was both the foreclosing party and the purchaser.

Kenilworth claims that the Sheriff’s Auction Sale was conducted in a fraudulent manner, by (1) failing to comply with the rules and regulations set forth under the Securities and Exchange Commission Act of 1933 and 1934, as amended (the “Acts”), and (2) by failing to properly advertise the Sale, failing to notify any or all Kenilworth shareholder’s (numbering approximately 5,500), and (3) failing to register the shares with the Securities and Exchange Commission before conducting the sale or in the absence of registering the shares, or obtain a No-Action letter from the Commission permitting the Public Sale, and (4) by making an immediate distribution of the shares, and (5) by failing to file required notices 13 D-G as provided under the Acts.  Tappan Zee and its Counsel and the Sheriff’s department were advised in court documents and correspondence that their acts violated Federal and State Securities Laws, prior to the Sale.

Kenilworth will seek in the Federal Courts to cancel the 10,333,450 shares, which were the subject of the Sheriff Auction Sale, and seek triple damages under RICO on behalf of the shareholders of Kenilworth.

Subsequent Events

(a)                  The Annual Meeting of the Shareholders of Kenilworth took place on July 17, 2002.  At the meeting Herbert Lindo, Kit Wong and Joyce Clark, the incumbent and four (4) new management endorsed directors: Gino Scotto, Patrick J. Mc Devitt, Steve Donner, and Preston Smart were unanimously elected by the shareholders.

There were no other proposals presented at the meeting.

(b)                 The Board of Directors authorized the issuance of five million (5,000,000) shares of authorized but unissued Common Stock of the Corporation to the Directors in lieu of compensation and liability insurance for the ensuing year.

(c)                  On October 11, 1002 the Board of Directors unanimously agreed to ask Preston Smart to resign from the Corporation’s Board of Directors. As a member of the Board, Preston Smart and the Corporation may be faced with a possible conflict of interest in future planned objectives by the Corporation.

(d)                 On October 11, 2002 the Board of Directors unanimously elected Maureen Plovnick, the Corporate Secretary of the Corporation and Kenilworth Systems Nevada Corporation, to the Board of Directors.

Herbert Lindo, the President and Chief Financial Officer of Kenilworth Systems Corporation hereby certifies under penalty of perjury to the accuracy of the within report on Form 10-Q for the three (3) and nine (9) months periods ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

KENILWORTH SYSTEMS CORPORATION

Date: November 13, 2002	By: /s/ Herbert Lindo
Herbert Lindo, President

Date: November 13, 2002	By: /s/ Herbert Lindo
Chief Financial Officer
(Principal Financial and Accounting Officer)

CERTIFICATION

I, Herbert Lindo, certify that:

1.               I have reviewed this quarterly report on Form 10-Q of Kenilworth Systems Corporation;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements are made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.               As registrant’s certifying officer I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

a)                designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to my by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)               evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (November 13, 2002); and

c)                presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of November 13, 2002;

5.               All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

a)                any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	By: /s/ Herbert Lindo
President and Chief Financial Officer

CERTIFICATION UNDER SECTION 906

OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, each of the undersigned certifies that this periodic report fully complies with the requirements of 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in this periodic report fairly represents, in all material respects, the financial condition and results of operations of Kenilworth Systems Corporation.

By: /s/ Herbert Lindo
President

Date: November 13, 2002	By: /s/ Herbert Lindo
Chief Financial Officer
(Principal Financial and Accounting Officer)