Form 10-K
period 2002-12-31
KENILWORTH SYSTEMS CORP
filed 2003-03-31
CIK 55234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 0-08962

KENILWORTH SYSTEMS CORPORATION
(Exact name of registrant as specified in its charter)

NEW YORK	13-2610105
(State of Incorporation)	(I.R.S. employer identification no.)

185 WILLIS AVENUE, MINEOLA, NEW YORK	11501
(Address of principal executive offices)	(Zip Code)

(516) 741-1352
(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

(TITLE OF CLASS)
Common Stock, par value $.01 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by court. Yes ☒ No ☐

The number of shares outstanding of the company’s common stock as of December 31, 2002 totaled 89,304,589 shares.

The aggregate market value of the voting stock held by non-affiliates (73,571,589 shares) of the Company on March 22, 2003 was $13,242,886. The price at which the common stock sold on the aforesaid date was $0.18.

DOCUMENTS INCORPORATED BY REFERENCE

Part III which includes Item 10 (Directors and Executive Officers of the Registrant), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management) and Item 13 (Certain Relationships and Related Transactions) will be incorporated in the registrant’s proxy statement to be filed within one hundred twenty (120) days of December 31, 2002, and are incorporated herein by reference thereto.

In addition to historical information, This Annual Report on Form 10-K contains certain forward-looking statements and Risk Factors. We expressly disclaim any obligations on undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or to reflect any change in events, conditions or circumstances on which any such forward-looking statement is based in whole or in part. Readers should amongst the other statements contained herein and future filings with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed, carefully review in Item 7 “Cautionary Statements for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995 and Risk Factors”. All of the Risk Factors contained therein should be carefully read.

PART I

ITEM 1—DESCRIPTION OF BUSINESS

THE COMPANY

Kenilworth Systems Corporation hereinafter referred to as “Kenilworth” or “we” was incorporated on April 25, 1968 under the laws of the State of New York.

PLANNED BUSINESS

Our present plans are to develop a wagering system that would allow patrons all over the industrialized world to play and wager on live casino table games on terminals called “Roulabette”™ placed in hotels, resorts, bars and other public gathering places and in homes and offices on personal computers (PC’s) or television sets connected to set top boxes for Interactive TV via digital satellite broadcasts emanating from strictly regulated U.S. casinos.

On March 28, 2002, the Company entered into a contract with Archon Corporation for a thirty (30) day test to simulcast live in-progress roulette table game action that eventually could allow players worldwide to wager along with table players at Archon’s Pioneer Casino in Laughlin, Nevada. The test, a world first, was to demonstrate to the Nevada Gaming Control Board, and other U.S. and foreign Gaming Regulators that have regulated gaming forums, such as lotteries, racing, OTB, etc., the benefits of the Kenilworth “Play Along with Nevada Live” concept.

The Nevada Gaming Authorities must approve any contracts between Kenilworth, a casino operator and the simulcast test proposal before any test can take place.

The proposed live test was cancelled by mutual consent.  It was determined that the proposed simulcasts of live in-progress casino table games, had first to be approved by the Nevada State Legislature in the form of a legislative bill, permitting the “Live Game Broadcasts” from Nevada.

The Nevada State Legislature meets for four months once every two years.  The current session began on February 3, 2003.   We have retained lobbyists and legislative advisors to introduce legislation that, if approved, will establish the regulatory framework for worldwide simulcasts, via digital satellite transmission of live, in-progress, casino table game play.

If the proposed legislative bill is passed and signed by the State of Nevada’s governor, Kenilworth will initially broadcast Roulette, Craps and Baccarat games to jurisdictions around the industrialized world.

It may be that in order for hotels not to be required to obtain casino licenses in their jurisdictions to offer “Roulabette”™, they may have to limit the wagering to minimal amounts, so as to qualify the games as entertainment for registered hotel guests.  Resort gaming will establish a trend for the entire hotel industry worldwide.

In the event a substantial amount is won by a player, Kenilworth will make payment to the winner, via money wire transfer to the establishment within twenty-four (24) hours.  Kenilworth will establish a worldwide cage for winning payments; or, a guarantee of payment by a well-recognized international bank.

When playing along with live table games from a highly regulated jurisdiction, players are assured that the game results are exactly what they see; and, playing along with casino table games such as roulette, craps and baccarat provides interaction, fun and far more excitement than playing make believe animated (virtual) games. It is the next best thing to actually being at the table.

During a proposed thirty (30) day test, live table game play will only be simulcast within the state of Nevada, and wagering will only be allowed at the actual roulette table. Players around the world may eventually “Play Along with Nevada Live” via several different wagering methods, including INTERACTIVE TV services like by satellite broadcast providers. Satellite broadcasters in the U.S., Europe, and Asia would be subject to regulatory requirements in the various jurisdictions in which the broadcasts are directed.

To conduct the initial broadcast Kenilworth believes it will require five million dollars ($5,000,000). At present, the Company does not have the funds available but expects to obtain same, from investors, as soon as the legislation is passed, the test is approved by the Nevada Gaming Regulatory Authorities, and is poised to commence.

In prior years, Kenilworth completed a prototype system that allowed casino patrons to play along with live in-progress casino table games only within the confines of a casino, via closed circuit television. Also in 1990, we developed and delivered for the TAB in Australia, a cashless slot machine system. Both systems required debit cards and central mainframe computers to manage the wagers. By making use of the expertise applied in the development of the aforementioned systems we plan to develop a second-generation terminal that will manage the wagers. This as planned would allow a player in an interactive manner, at a remote location (outside the casino confines), to experience the actual play and excitement at the casino table game and to make wagers on the various games, without having to be physically present at the casino or casino table.

The proposed terminal dubbed “Roulabette”™ consists of a personal computer (PC) with two (2) monitors.  One monitor displays the live in-progress casino table game play as well as advertising.  The second, which is outfitted with a touch screen, allows a player to place wagers directly over the games displayed on the first monitor.  It also has a variable denomination bill acceptor and a bar code ticket dispenser.  Both monitors are housed in an attractive enclosure. The Roulabette™ terminal is the size of a typical “low boy” slot machine (desk top height).  Each terminal is self-sufficient, manages wagers from $0.25 to $100.00 or the equivalent in most any currency, and receives the table game play via simulcast satellite TV transmissions (with dish antennas) or local cable connection.

Where authorized, hotels, resorts clubs and other public gathering places will be able to offer casino table game action in their establishments without incurring the costs to operate a casino. The Roulabette™ terminal is expected to offer an alternative to slot machine players. There are now believed to be more than ten (10) million slot machines played throughout the world.

Kenilworth will seek to promote to state lotteries, and other state regulated entities, the ability to operate websites that will manage the wagers. The program will ask state legislatures to amend their lottery horse/dog racing and OTB legislation to include Roulabette™

wagering or promulgate new legislation. There are no assurances that the necessary approvals will be granted.

There are powerful arguments for state legislatures to amend their Lottery Acts to include “Play Along with Nevada Live”. Lottery revenue is gradually decreasing in every state. Thirty-eight (38) states and the District of Columbia are pooling their lottery prizes with the “Power Ball” and “Big Game” national lotteries. In most of these states, the state lottery finds it difficult to obtain sufficient numbers of players to make up a minimum weekly lottery prize of one million dollars ($1,000,000). In most states, the revenue from lottery play benefits education. States need something more attractive to restore revenue. With “Play Along with Nevada Live”, there is interaction, excitement and fun. All at much better odds than may be offered by the lotteries. The lotteries can establish maximum wagers daily, weekly and monthly limits, and monitor compulsive gamblers.

Once play along in homes and other public gathering places has started, we intend to introduce casino games such as “limited tournament play”. For twenty-five dollars ($25.00), players can sign up with their respective website operators and make up to thirty (30) wagers on any table game. The individual that wins the most money during a specific tournament game period may win as much as a million dollars ($1,000,000) in addition to their game play win. As more interactive play along with casino games develops, the prizes can be increased and multiplied. The limited tournament play games can be scheduled more than once a day, during specific hours of the day, on specific days or nights of the week or once or twice a month. Actual live experience will determine scheduling.

NATURE OF PLANNED BUSINESS

The gaming industry is comprised primarily of five (5) service industries: (1) traditional pari-mutuel wagering on horse and dog racing; (2) casino, Indian Reservations, and riverboat gambling; (3) lotteries; (4) charitable organization gambling (Bingo and Las Vegas Nights); and (5) Sports book.

Kenilworth intends to operate primarily in the casino segment.

KENILWORTH MANIFEST

(The Manifest contains forward-looking statements)

Casino gambling throughout the world, in every form, is on the increase.  Most jurisdictions need the revenue from gambling to balance their budgets or increase their tax collection.

Kenilworth Systems Corporation can provide simulcast gaming worldwide, giving everyone the opportunity of playing a casino table game as if they were on the floor of a major casino in Las Vegas, Nevada.  This project provides all of the benefits and actual excitement of playing in a casino, without the need of the bricks and mortar.   Gaming enthusiasts will welcome the chance to place wagers on live in-progress casino table games, whether they are at a local tavern, hotel, resort, racetrack or other public gathering place, or at home.  Kenilworth is leading the industry in this area, and its technology allows all of this to happen.

Our system has the potential to replace the existing two thousand (2,000) foreign virtual gambling websites now in play, which garnished more than three (3) billion dollars from U.S. citizens in 2001 without paying any U.S. taxes.

The Nevada State Legislature meets for four months once every two years.  The current session began on February 3, 2003.   We have retained lobbyists and legislative advisors to introduce legislation that, if approved, will establish the regulatory framework for worldwide simulcasts, via digital satellite transmission of live, in-progress, casino table game play.

Initially, the broadcast will be of Roulette, Craps and Baccarat games.

Franchising of the simulcast will allow broadcasts to jurisdictions that have approved gaming regulations, except in Nevada where the broadcasts will be “blacked out”.

Kenilworth will offer a percentage of its worldwide net winnings to the State of Nevada, other jurisdictions (states), and the appropriate sponsoring Nevada casinos.

All franchisees will be required to make the broadcasts available to satellite dish and cable subscribers in their jurisdictions.   Kenilworth, as part of its marketing plan, will supply the appropriate TV, cable, and interactive equipment (for betting terminals) to the franchisee.

The Nevada Regulatory Authorities will monitor all franchisees of the Kenilworth System.  A violation of the Nevada regulations by a franchisee will result in a termination of the franchise.

Kenilworth plans to broadcast the simulcast in rotation from five major Las Vegas casinos, so that there will be a casino available on every day.  Kenilworth will install in each participating casino a communication room, which will be manned by licensed employees who will be paid by Kenilworth for their services.  The casino broadcast will be permanently linked to the Nevada satellite uplink site (RCN), and sent by satellite to the downlink/uplink international satellite site in Maryland, for distribution to the satellite footprints around the world.  The Maryland uplink site is operated by a consortium of satellite providers covering ninety percent (90%) of the industrialized world.

For “Play Along With Las Vegas, Live” a franchisee will be required to provide the at home player with the ability to deposit funds into their pre-paid gambling accounts anytime, and on the spur of the moment.

We will provide Licensed Betting Offices  (bookmakers) in Europe, and OTB offices in the U.S., to manage the wagering accounts for at home players.  They will be able to accept last minute deposits.  In jurisdictions, which have lottery terminals in place, arrangements will be made with the lottery to accept instant deposits and pay winners, using the lottery terminals as the managing device.

A player will simply mark a ticket with his/her Set Top Box or TV set Identification Number, together with the amount to be deposited.  From that point on, the procedure is the same as selecting lottery numbers.  A winner can be paid using the reverse procedure.

Betting offices and lottery terminal providers will either share in the net win managed by each, or be paid a fixed commission for the amount deposited.

Where authorized, hotels, resorts, clubs, pubs, racetracks and other public gathering places (the “site”) will be able to offer casino table game action in their establishments without incurring casino operating costs.  At our expense, we will place Roulabette™ terminals and/or advanced PDA’s at the site, enabling wagering via the site’s television set.

A Roulabette™ terminal consists of a personal computer (PC) with two (2) monitors.  One monitor displays the live in-progress casino table game play as well as advertising.  The second, which is outfitted with a touch screen, allows a player to place wagers directly over the games displayed on the first monitor.  It also has a variable denomination bill acceptor and a bar code ticket dispenser.  Both monitors are housed in an attractive enclosure. The Roulabette™ terminal is the size of a typical “low boy” slot machine (desk top height).  Each terminal is self-sufficient, manages wagers from $0.25 to $100.00 or the equivalent in most any currency, and receives the table game play via simulcast satellite TV transmissions (with dish antennas) or local cable connection.

It may be that in order for hotels not to be required to obtain casino licenses to offer “Roulabette”™, they may have to limit the wagering to minimal amounts, so as to qualify the games as entertainment for registered hotel guests.  Resort gaming will establish a trend for the entire hotel industry.

In the event a substantial amount is won by a player, Kenilworth will make payment to the winner, via money wire transfer to the establishment within twenty-four (24) hours.  Kenilworth will establish a worldwide cage for winning payments; or, a guarantee of payment by a well-recognized international bank.

In August 2002, the Attorney General of the United States (John Ashcroft) informed the Nevada Gaming Control Board (Chairman and Commissioner Dennis Neilander, Esq.) that Internet wagering information is in violation of the 1961 Wire Act and, therefore, cannot be permitted in the United States or transmitted from the United States to other countries in the world.  Previously, the Nevada State Legislature had approved Internet gambling (February 2001) subject to the approval by the U.S. Attorney General’s office.  Nevada is the only state that approved Internet gambling.  Most states have outlawed Internet gambling. Others have taken no action.  Our system will replace the present Internet sites, thus eliminating the need and cost of enforcing the Internet ban.

Our proposed simulcast, via digital satellites, does not use a wire transmission and communication facility.  A recent Louisiana decision (lower court) ruled that the Wire Act does not apply to broadcasts.  We are not within the constraints of the Internet gambling interdiction.  Our broadcast is similar to horseracing and sporting events, where the simulcast is transmitted via satellites to the various satellite dish subscribers, and then downloaded to cable companies.  Licensed Betting Offices, OTB offices and racetracks that offer out of state horse racing will pick up the satellite broadcasts with their own dish antennas, or in overseas locations via the Internet.  Wire transmission within state boundaries does not violate the Federal 1961 Wire Act.

Last September, the House of Representatives voted and passed the Internet Gambling Enforcement Act, which bans credit and debit cards, checks, “Western Union type” wire transmission and all other means of transferring money for use in connection with Internet Wagering. Since the Senate did not approve a companion Bill by the end of the year, the House and Senate must pass the legislation again in 2003.  There appears to be an anti-Internet gambling sentiment in Congress and passage by both houses appears certain.  Our method is distinct, as players using our system, unlike the Internet, will be subject to state casino regulations and will not be permitted to use credit or debit cards.

In our worldwide plans, wagers can be placed with Licensed Betting Offices and lottery terminal operators.  They are only permitted to accept cash at their offices or lottery terminal locations.  Currently, they are obliged to make sure that no one underage places or collects wagers on horseracing, sporting events or the lottery.  The same will apply when they accept wagers or pay winnings on our live simulcast broadcasts.  It is simple and 100% foolproof.

Since gambling for tax revenue in twenty-three (23) states passed overwhelmingly, at the last election (Nov. 5, 2002), we will make plans to offer simulcasts of live, in-progress, casino table game play across the United States.  Initially our simulcast will be for entertainment purposes only.

The proposed broadcast does not require any sophisticated electronics; only the acceptance by the satellite and cable operators and the approval of the Federal Communications Commission.  We have been unofficially advised that, for entertainment only (no wagering), our broadcasts will be classified the same as any program now being broadcast via the networks.  For gambling, we will require an FCC license, which we do not believe will be difficult to obtain (simulcasting of horse racing requires an FCC license).

As the Justice Department has prevented the EchoStar and DirecTV merger, we doubt that we will have any problem in exclusively franchising either company.  Initially, they may broadcast our simulcasts for advertising revenue.  Later, with live games, they will share in the net win, which is what we expect to negotiate in Europe and Asia.

BSkyB (NewsCorp.) and Vivendi (France) are both leaders in the betting business.  They presently control satellite broadcasts in Europe for turf and sport wagering (soccer).

LOGICAL QUESTIONS:

(1.)          Why aren’t major casinos in Nevada that have substantial resources, and the casino table games, competing with us?

The answer is simple.  They are casino operators.  If they, even by accident, have a minor playing along with their broadcasts, or commit any other violation, they lose their Nevada and other state Casino licenses.  Establishing a subsidiary for their transmissions does not absolve them from the violation.  Kenilworth is not a licensed casino operator.  Kenilworth holds the U.S. patent and they would have to operate under our license.

Further, we plan to broadcast from five (5) strip casinos in rotation, in order that each casino will have the opportunity, on certain days, to broadcast during prime time.  When we manage the broadcast in their casino, we will have the same crew in the communication room (4 technicians, 24 hours a day, 7 days a week).  For example, on Monday at Caesar’s, Tuesday at the Venetian, Wednesday at MGM, and so on.  If another casino attempts to compete with us, they will violate our patent.  They would also have to engage their own crews (24 hours a day, 7 days a week), hire the same satellite provider for their broadcast to Europe or Asia, and pay a percentage of their net win to other franchisees (at least the same percentage of our net win or more, as we all will compete to have them manage the wagering).

The Nevada Casinos fare better in accepting a percentage of our net win, which they will receive without any operating costs.  They will probably be exempt from Nevada taxes, as we are paying five percent (5%) on their simulcasts to the state (no double taxation).

Net win is determined before deduction of expenses.  It’s a term used to collect taxes on gambling revenue (table drop) before operating expenses.  In Europe, and now in some states in the U.S., this tax amounts to an average of twenty percent (20%), with minimum annual taxes of up to one hundred million dollars.

We propose to offer two percent (2%) of our net win to the Nevada school system, and another three percent (3%) to the state of Nevada.  On a worldwide basis revenue could reach, in the not too distant future, in the one hundred billion dollar range.  That could earn Nevada five billion dollars annually; more than twice their present budget needs.  Law enforcement agencies estimate that Americans wagered $380 billion in 2001 on sporting events (mostly illegally).  Our system can be regulated and tested (unlike Internet sites).

Presently, Nevada’s school system spends  $1,200 less, per child, than the average state school system nationwide.  Nevada should welcome our contribution, as it will supplement its education budget.

(2.)                               Why wouldn’t the U.S. Congress also prevent simulcasting of live casino table games, like it has with Internet gambling?

The Interstate Horse Racing Act of 1978 permits simulcasts of races via satellite transmission between states, which are then downloaded to cable systems.  Horse and sporting club owners are traditional and substantial contributors to House and Senate campaigns.  It is big business that would have to be abolished if our proposed simulcasts are outlawed.  The probability of its abolition is remote.

(3.)          What happens if the Nevada State Legislature does not, or cannot, authorize the live game broadcasts?

We will proceed.  We will introduce our proposed legislation to other states such as New Jersey, Michigan, New Orleans and Connecticut.

(4.)          What will happen if non-casino or casino operators attempt to compete with us?

If they do, they run the risk of an injunction and incurring triple damages.  A patent that covers the proposed remote live in-progress casino play throughout the industrialized world was recently issued to Kenilworth.

(5.)          Will there be opposition by Nevada casino operators?

The past has proven to the Nevada casino industry that as more casinos are built in the United States (there are now seven hundred fifty [750] casinos outside of Nevada), more visitors come to Nevada. Our worldwide broadcasts will substantially enhance the overall demand to visit Las Vegas or any other state that permits our broadcasts.

SUMMARY:

(1.)          In order not to endanger the viability of the their local casinos, the Legislature should allow our proposed simulcasts, as there are too many other prominent and well-regulated casinos in the U.S. from which our simulcasts can be transmitted around the world.  For example, Atlantic City, N.J., Connecticut, (Foxwood and Mohegan Sun, the two most profitable casinos in the world), Detroit, New Orleans, etc. Most casinos are owned by the very same casino operators we plan to solicit in Las Vegas.  Nevada is the leader of the casino industry.  As such, it cannot afford to pass up our new innovation.

(2.)          Our Roulabette™ terminals, wherever they are placed (bars, resorts, hotels, racetracks, etc.) will only be leased to the operators by the finance company, which we will engage for that purpose.  If a terminal cannot meet the minimum revenue necessary to pay the monthly leasing charges, it will be moved to another location.  By placing Roulabette™ terminals at horse race tracks, which also offer slot machines, we will be transforming them into complete casinos, without the inherent start up and operating costs.

(3.)          If Nevada approves the simulcasts, it will likely spell the end of most of the existing two (2) thousand Internet Virtual casino websites around the world.  It will be likely that no one will wager with a make believe casino game when they know that they can play along with a live game from Las Vegas.

The two (2) thousand virtual casino websites via the Internet obtain sixty percent (60%) of their annual revenue from customers in the U.S.

Although Internet gambling is outlawed, it is presently not very well enforced by the U.S. Justice Department.  Much of the opposition in Congress against Internet gambling stems from the fact that the websites are not legitimate, and may even be used for money laundering.  Further, the websites do not effectively prevent minors and underage college students from wagering.  Approximately one hundred (100) entities control the two (2) thousand websites. When one site experiences losses, it is shut down and another site is created.  We expect that a majority of these sites will shut down because of our simulcasts, thus directly reducing the number of sites, which need to be policed.

Simulcast broadcasts around the world must meet, and will be supervised by, the regulations of the Nevada Gaming Authorities and the jurisdiction, which receives the broadcast.  The supervision will not be difficult to enforce, because all simulcast wagering is “cash only”, from regulated, supervised betting sites.  There are no wire money transfers with banks and no credit or debit cards permitted.  This fact should ease any opposition from Congress, as regulation and enforcement responsibility will be vested in each individual state (or jurisdiction).

Kenilworth was the first to use color personal computers (PC’s) to replace electromechanical slot machines (1988).  We provided the software for the first Tabaret located at the Menzie in Melbourne, Australia, which opened in November 1990.  This consisted of cashless, variable denomination and multiple game virtual PAT’s (“Player Activated Terminals”).   Prior thereto Kenilworth sponsored, with the assistance of three Nevada casino operators, legislation to permit cashless wagering in the state of Nevada.  The legislation, which is in the form of an amendment to existing casino control statutes, permits the use of account cards (debit cards) and was signed into law by Governor Richard H. Bryan on June 13, 1985.

Kenilworth has been a publicly traded Company since 1968. Prior to entering into the casino arena, it provided security systems to Nuclear Electric Generating Plants in the U.S. and foreign countries, as well as time/attendance systems at a major department store chain.

MARKETING STRATEGY/SALES PLAN

In the United States Kenilworth expects to refrain from using the Worldwide Web (WWW) Internet to manage wagers from individuals outside of the casino confines. Legislators have voiced strong objections to having their constituents’ gamble one-on-one against computers located on Caribbean islands, totally unregulated. In Roulabette™, the play-along broadcast emanates from casinos that are regulated by strict and comprehensive rules and state regulations, enforced by gaming control regulators and everybody plays along with the same live table game. There is a world of difference between playing in a virtual make believe casino compared with an actual casino.

For the reasons stated, Kenilworth will ask state lotteries, Off-Track Betting (OTB) corporations, pari-mutuel race tracks, and other state and federal regulated agencies to manage the wagers from individuals playing along on their PC’s and their television sets using interactive

TV set top boxes that convert regular television sets into minicomputers within their state.

The individuals would have to pre-deposit funds into an account with the wager management company and then place wagers with their credit balance. The wagers and running balances will be transmitted to the Roulabette™ player’s PC and/or television sets with telephone lines not crossing any state lines, similar in principle to telephone accounts wagering offered by the New York State Off-Track Betting Corporation and the state of Nevada casino sports book.

After we obtain permission to play Roulabette™ in a given state and engages a wager management organization in order to promote digital satellite and interactive television to the state’s residents, Kenilworth would install the eighteen (18) inch dish antenna and converter box required to receive digital TV programming and interactive TV at its own cost, if the subscriber opens a Roulabette™ wagering account for two hundred dollars ($200). In addition, Kenilworth would pay the monthly subscription fees to view all digital TV programming offered and the internet service provider (ISP) subscription fee if the customer wagers at least one hundred twenty dollars ($120) each month—win, lose, or draw—makes no difference.

In states with approved lottery and/or other gambling legislation, we plan to introduce Roulabette™ terminals to hotels, clubs (similar to card clubs in California) and resorts, to provide upscale gathering places for tourists and local residents. Charitable organizations that are permitted to conduct “Nevada Nights” and Bingo games may wish to offer Roulabette™ gaming on a more permanent basis. To receive the broadcast signal, all that would be required is an eighteen (18) inch dish TV antenna and distribution equipment. The Roulabette™ terminals are intended to be self-sufficient and accept dollar bills (or script, to control the amount an individual is allowed to wager in one day or other time period). We plan to lease all the equipment necessary to participants for a share of the profits.

To gain approval for our Roulabette™-style gambling in jurisdictions that have not approved any gambling legislation, Kenilworth proposes to engage lobbyists to introduce, promote, and obtain legislative approval to permit Roulabette™-style gambling. Our strategy is to find depressed resort areas an have the resort/hotel operators convince their local politicians of the benefits to their business and the local economies and request them to promote legislative approval, either state-wide or limited to their areas. Riverboat gambling started to rehabilitate decaying waterfronts. Roulabette™ can do the same in depressed economic areas.

When the live casino TV broadcasts are beamed for global viewing, Kenilworth will seek out similar organizations, as proposed for the United States and betting shops and slot route operators, that can provide the servicing of individual accounts and placement of Roulabette™ terminals in hotels, clubs, pubs, racetracks, etc. In all instances, we plan to offer only profit sharing arrangements to franchisees, which will require leasing all the equipment necessary to the franchisee, to discourage competition.

In overseas installations, wherever permitted, Kenilworth will make use of the WWW Internet to manage the wagers.

COMPETITION

Many segments of the gaming industry are characterized by intense competition, with a large number of companies offering the same type of wagering products and services. None of these companies at present are believed to offer the same or similar equipment or systems as intended by Roulabette™. The most likely competition will come from slot machine manufacturers who could relatively quickly adapt slot machines to play along with live casino table games. There are three (3) major slot machine manufacturers in the United States, all of which have vastly greater resources than the Company and may have under development systems that directly compete with Roulabette™.

We immediately plan only to broadcast the live casino table games from five (5) companies that own casinos. Other casino owners may start their own broadcasts and have their own terminals manufactured that compete with Kenilworth after Kenilworth has done all its pioneering for play-along wagering.

PATENTS

On February 25, 2003, our U.S. patent for the various aspects of wagering on live in-progress casino table games via digital satellite transmission was approved and we have taken the steps to protect our interests in other areas of the industrialized world. There can be no assurances that foreign patents will be issued and challenges will not be instituted against the validity or enforceability of our patent.

GOVERNMENT REGULATIONS

Kenilworth has no licenses from any casino regulating authorities and may not require any casino licenses at the present time and may never become able to obtain any licenses that we will require in the future. Each state has its own regulations, and in states where Kenilworth does business, Kenilworth will have to comply with these regulations. The following discussion is not necessarily complete, or current regarding laws and regulations that may be applicable to us.

NEW JERSEY

In order to sell its Roulabette™ wagering systems to casinos in New Jersey, Kenilworth must be licensed by the New Jersey Casino Control Commission (CCC) in accordance with the New Jersey Casino Control Act as a manufacturer and distributor of gaming equipment. We will have to make arrangements to apply for licensing in New Jersey. The New Jersey Commission may require that persons holding in excess of five percent (5%) of the publicly traded equity securities of Kenilworth qualify under the Casino Control Act. Any beneficial holder of the voting securities owned may be required to file an application, be investigated, and have his qualifications determined if the CCC has reason to believe that such ownership may be inconsistent with the declared policies of the Casino Control Act.

NEVADA

The manufacture and distribution of gaming devices in Nevada are subject to the Nevada Gaming Control Act (the “Nevada Act”), and to licensing and regulatory control by the State Gaming Control Board and various local, city and county regulatory agencies (collectively, the “Nevada Gaming Regulators”). The laws, regulations and supervisory procedures of the Nevada Gaming Regulators are based upon declarations of public policy which are concerned with, among other things, (i) the character of persons having any direct or indirect involvement with gaming, (ii) application of appropriate accounting practices and procedures, (iii) maintenance of internal fiscal affairs and the safeguarding of assets and revenues, (iv) record keeping and reporting to the Nevada Gaming Regulators, (v) fair operations of games, and (vi) the raising of revenues through taxation and licensing fees.

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

The Nevada Gaming Regulators may require any individual who has a Material relationship with us to be investigated and licensed or found suitable. Any person who acquired five percent (5%) or more of Kenilworth’s securities must report the acquisition to the Nevada Gaming Regulators. Any person who becomes a beneficial owner of ten percent (10%) or more of Kenilworth’s securities must apply for a finding of suitability. The Nevada Regulators have the power to investigate any security holder of Kenilworth.

If Kenilworth registers as a publicly traded holding company, the Nevada Gaming Regulators would have the power, at any time, to require the Company’s stock certificates to bear a legend indicating that the stock is subject to the Nevada Gaming Control Act and the regulations of the Nevada Gaming Regulators. The Nevada Gaming Regulators, through the power to regulate licensees and otherwise under Nevada law, would have the power to impose additional restrictions on the holders of Kenilworth’s securities at any time.

FEDERAL

The Federal Gambling Devices Act of 1962 (the “Federal Act”) makes it unlawful for a person to manufacture, deliver, or receive gaming machines, gaming machine type devices and components thereof across interstate lines unless that person has first registered with the Attorney General of the United States. In addition, various record keeping and equipment identification requirements are imposed by the

Federal Act. Violations of the Federal Act may result in seizure or forfeiture of equipment, as well as other penalties.

OTHER REGULATIONS

The manufacture, distribution, sale, and use of slot machines is controlled by state and federal law, which may also apply to our Roulabette™ gaming terminals. Certain foreign countries permit the importation, sale, or operation of slot machines. Where importation is permitted, some countries prohibit or restrict the payout feature of the traditional slot machine or limit the operation of slot machines to a controlled number of casinos or casino-like locations. Certain of these jurisdictions also require the licensing of gaming devices. Our Roulabette™ terminals may be considered similar to slot machines and may have to meet these regulations.

FABRICATION/ASSEMBLY OPERATION

When we start to market the Roulabette™ Wagering System, we plan to engage sub-contractors to assemble/manufacture the terminals from standard or specially manufactured (to our specifications) electronic, TV, and other components purchased from vendors or manufactured by subcontractors.

EMPLOYEES

Kenilworth at present has five (5) employees. Three (3) perform administration work and the other two (2) work on research related to casino wagering and marketing around the world. The Company has engaged Consultants that will manage the proposed satellite transmission programs.

BACKLOG

We do not have any backlog.

ITEM 2—PROPERTIES

Kenilworth leases month-to-month approximately fifteen hundred (1,500) square feet in an office building paying fifteen hundred dollars ($1,500) per month rent.  The Company plans to move to larger office space (5,000 square feet) in Mineola, NY with annual rent of approximately one hundred fifty thousand dollars ($150,000).

ITEM 3—LEGAL PROCEEDINGS

Since emerging from Chapter 7 Bankruptcy Proceedings on September 23, 1998, Kenilworth has not been involved in any significant legal proceedings.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages and positions held by each of Kenilworth’s directors and executive officers are as follows:

NAME	AGE	OFFICES AND POSITIONS HELD	FIRST ELECTED OFFICER OF KENILWORTH

HERBERT LINDO	77	PRESIDENT AND CHAIRMAN OF THE BOARD	1972

GINO SCOTTO	33	DIRECTOR AND CHIEF EXECUTIVE OFFICER	2001

MAUREEN PLOVNICK	36	DIRECTOR, CORPORATE SECRETARY AND VICE PRESIDENT	2000

JOYCE CLARK	66	DIRECTOR AND VICE PRESIDENT	1998

KIT WONG	73	DIRECTOR AND VICE PRESIDENT	1999

BETTY SUE SVANDRLIK	62	VICE PRESIDENT AND ASSISTANT CORPORATE SECRETARY	1998

PATRICK J. MC DEVITT	61	DIRECTOR AND VICE PRESIDENT	2001

All of the above executive officers and directors have been elected to serve until the next Annual Meeting of Shareholders or until their respective successors are elected and qualified. The Board presently anticipates that the Shareholders Meeting will be held in late May 2003.

PART II

ITEM 5— MARKET PRICES OF THE COMPANY’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

(a) After Kenilworth emerged from Bankruptcy Proceedings in September of 1998, its Common Stock resumed trading on the OTC Pink Sheets under the old trading symbol “KENS”. The following table sets forth high and low closing sales prices for our Common Stock, as reported on the OTC Pink Sheets.

	LOW	HIGH
2001

January 1, 2001
Through March 31, 2001	$.08	$.10

April 1, 2001
Through June 30, 2001	$.08	$.22

July 1, 2001
Through September 30, 2001	$.08	$.17

October 1, 2001
Through December 31, 2001	$.05	$.07

2002

January 1, 2002
Through March 31, 2002	$.02	$.25

April 1, 2002
Through June 30, 2002	$.08	$.25

July 1, 2002
Through September 30, 2002	$.05	$.13

October 1, 2002
Through December 31, 2002	$.02	$.08

(b) Holders. There were approximately six thousand (6,000) holders of    record of Common Stock of Kenilworth as of December 31, 2002.

(c) Dividends. Kenilworth has not paid any dividends on its Common Stock. We plan to apply any earnings it achieves to expansion of the business and does not expect to pay any dividends in the foreseeable future.

ITEM 6—SELECTED FINANCIAL DATA

The following table summarizes certain selected financial data and is qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements and related Notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.

Selected Financial Data for the five (5) years ended December 31, 2002, are as Follows:

SUMMARY OF OPERATIONS

	2002	2001	2000	1999	1998
Net sales from operations	$0	$0	$0	$0		$0
Other income				$0		$4,300,403
Liabilities during the Earnings (loss)	$(660289)	$(421,491)	$(136,589)	$(11,830)		$(4,475,430)
Bankruptcy
Earnings (loss)
Proceedings per common share	$(.00)	$(.00)	$(.00)	$(.01)		$(.07)
Fully diluted	$(.00)	$(.00)	$(.00)	$(.01)		$(.02)
Capital Resources as of December 31,
Total assets	255,878	$120,811	$47,859	$—		$0
Current assets	219,281	$112,804	$37,564	$9,034		$16,000
Current liabilities	107,458	$100,730	$28,365	$242		$7,912
Stockholders’ equity	148,420	$20,081	$19,494	$8,792	$

ITEM 7— MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(A) RESULTS OF OPERATIONS

Since we emerged from bankruptcy proceedings on September 23, 1998, we had no revenues from operations, and therefore sustained losses from general administration expenses amounting to $660,289 in 2002 and $421,491 in 2001. Kenilworth has had no revenues from operations during the past eleven (11) years and there can be no assurances that it will ever have revenue from present planned operations.

(B) LIQUIDITY AND CAPITAL RESOURCES

Kenilworth has not conducted any business and operations since 1991. At December 31, 2002 our working capital was $10,071. In Kenilworth’s present state of operation to formulate a viable business plan, Kenilworth requires very little funding to continue this planning. We have been dependant upon the resources of its President who receives no compensation and funds received in 2002 from private investors of two hundred ninety thousand dollars ($290,000.00) and since December 31, 2002 two hundred fifty thousand dollars ($250,000) through March 15, 2003.

Our present plans are to develop a wagering system dubbed “Roulabette™“ that would allow patrons all over the industrialized world to play and wager on live casino table games on terminals placed in hotels, resorts, bars and other public gathering places and in homes and offices on personal computers (PC’s) or television sets connected to set top boxes for Interactive TV via digital satellite broadcasts emanating from strictly regulated U.S. casinos.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND RISK FACTORS

The information contained in this Form 10-K and Kenilworth’s other filings with the Securities Exchange Commission may contain “forward- looking” statements within the meaning of section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbors created thereby. Such information involves important risks and uncertainties that could significantly affect results in the future and, accordingly, such results may differ from those expressed in any forward looking statements herein. Future operating results may be adversely affected as a result of a number of factors. Set forth below are certain important factors that could cause actual results to differ materially from those in such “forward-looking” statements that are directed to each shareholder and potential shareholder of Kenilworth.

YOU SHOULD NOT RELY ON FORWARD-LOOKING STATEMENTS BECAUSE THEY ARE INHERENTLY UNCERTAIN

You should not rely on forward-looking statements in this Form 10-K. This Form 10-K contains forward-looking statements that involved risks and uncertainties. We use words such as “anticipates”, “believes”, “plans”, “expects”, “future”, “intends” and similar expressions to identify such forward- looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-K. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by Kenilworth as described below and elsewhere in this Form 10-K.

NO OPERATING HISTORY

We have had no revenues from operations since 1991. We emerged from our bankruptcy proceedings in 1998 without assets. We have had no revenue from operations since then and we may never have any revenues from operations in the future.

WE HAVE NO WORKING CAPITAL

As of December 31, 2002 the working capital of Kenilworth is $10,071. This will not enable Kenilworth to achieve any of its planned operations. There can be no assurances that Kenilworth would ever have sufficient working capital to engage in its planned operations.

OUR BUSINESS IS ONLY IN THE PLANNING STAGE

Kenilworth’s business presently is solely in the planning stage. We plan to engage in the development, manufacturing, marketing of an operation entitled Roulabette™. Roulabette™ would allow casino patrons and other players to play along with live in-progress casino table games such as Roulette, Craps and Baccarat via digital satellite television broadcasts (simulcasts) emanating from strictly state regulated casinos located in the United States and other locations around the world, to self-sufficient computer terminals dubbed “Roulabette™“. The Roulabette™ terminal is a proposal intended to be built and there can be no assurances that it will ever be built. We have no agreements, customers or proposals for any future business.

WE NEED AT LEAST TEN MILLION DOLLARS ($10,000,000)

In order to develop the Roulabette™ terminal, we estimate at this time, that we will need at least approximately ten million dollars ($10,000,000). We do not have this money nor do we have any agreements or understanding to procure this money. We may never get this money. If we do obtain this money, it may not be sufficient. Further, should such monies be available it may not be available on terms satisfactory to Kenilworth or it may be available on such terms that substantially dilute the interest of existing shareholders. If we obtain this money, we will need substantial additional funds for the proposed marketing plan and there can be no assurances that such funds will ever be available to allow Kenilworth to engage in business on a profitable basis.

OUR BUSINESS IS SUBJECT TO OUR ABILITY TO OBTAIN AND RETAIN KEY PERSONNEL

At the present time, we do not have any employees who will be able to develop Roulabette™. It will be necessary for us to obtain personnel qualified and with the expertise to develop Roulabette™. We believe at this time we would require initially six (6) employees and several consultants. There can be no assurances of the availability of any such employees and consultants.

WE ARE DEPENDANT UPON OUR PRESIDENT

Kenilworth has been dependant upon the services of its president Herbert Lindo who is seventy-seven (77) years old. Herbert Lindo has performed his services during the past recent years without compensation. Should Kenilworth procure working capital, there can be no assurances that he will continue to work without receiving compensation. There also can be no assurances of Herbert Lindo’s continued availability.

RAPID CHANGES IN TECHNOLOGY

The technology and Roulabette™ in general is subject to rapid change. Kenilworth will need to maintain an ongoing research and development effort of which there can be no assurances of success or availability of funds.  Additionally, there can be no assurances that the development of technologies and products by competitors will not render the Kenilworth’s products or technologies non-competitive or obsolete.

WE ARE ENGAGED IN A HIGHLY COMPETITIVE INDUSTRY

Our business is subject to significant competition. Competition exists from larger companies that possess substantially greater technical, financial, sales and marketing resources that Kenilworth presently possesses. Such competition is expected to increase. Such increased competition may have a material adverse effect on Kenilworth’s ability to successfully market its products.

WE WERE GRANTED A PATENT FOR THE VARIOUS ASPECTS OF SIMULCAST WAGERING

On February 25, 2003, our U.S. patent for the various aspects of wagering on live in-progress casino table games was approved and we have taken the steps to protect our interests in other areas of the industrialized world. There can be no assurances that foreign patents will be issued and the challenges will not be instituted against the validity or enforceability of our patent.

OUR ROULABETTE™ TERMINAL IS SUBJECT TO VARIOUS FEDERAL, STATE AND LOCAL LAWS AND REGULATIONS

The use of Roulabette™ is subject to various federal, state and local laws and regulations both in the United States and foreign countries. There can be no assurances that we will ever be able to obtain licenses or permits necessary to conduct our business or that we will be able to comply with these applicable laws and regulations.

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

Because of this conviction, Herbert Lindo is likely not be found suitable by any Casino Control Commission or other regulatory body to hold licenses. When the time to apply for licensing Roulabette™ arrives, Mr. Lindo will resign totally from Kenilworth and place his Kenilworth shares into a voting trust. Until that time, Herbert Lindo believes that he is best suited to manage the post bankruptcy reorganization and to transform Kenilworth into a viable business.

THERE CAN BE NO ASSURANCES THAT CASINO OPERATORS WILL PARTICIPATE IN THE ROULABETTE™ BUSINESS

The Roulabette™ system is planned to allow casino patrons and other players to play along with live in progress casino table games such as Roulette, Craps and Baccarat via digital satellite television programming emanating from state regulated casinos. There can be no assurances that casino operators will ever participate in Kenilworth’s business.

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

SHARES ELIGIBLE FOR FUTURE SALE COULD CAUSE OUR STOCK PRICE TO FALL

If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could fall. As of March 15, 2003 we had ninety seven million six hundred eighty-five thousand nine hundred forty-four (97,685,944) shares of common stock outstanding of which seventy two million nine hundred forty thousand three hundred thirty (72,940,330) are eligible for sale by our shareholders.

WE DO NOT INTEND TO PAY DIVIDENDS

We are not able to pay any dividends because we have no funds available to do so. Even if we had funds available, we do not intend or declare to pay any dividends on our common stock.

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements, the accompanying notes and the Report of the Independent Accountant is filed as part of this Report annexed at the end of this report.

ITEM 9—CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company’s former Independent Auditors ended their business in the early part of 2002.

PART III

Item 10, Item 11, Item 12, and Item 13 (DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT, EXECUTIVE COMPENSATION, SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, and CERTAIN RELATIONSHIPS AND RELATED TRANACTIONS, respectively), will be incorporated in the registrant’s Proxy Statement to be filed within one hundred twenty (120) days of December 31, 2002, and will be incorporated herein by reference.

PART IV

Item 13-OTHER EVENTS

The Board of Directors met four (4) times during the year 2002.

At the Annual Meeting of the Shareholders of Kenilworth held on July 17, 2002, Herbert Lindo, Kit Wong and Joyce Clark, the incumbent and four (4) new management endorsed directors: Gino Scotto, Patrick J. McDevitt, Steve Donner and Preston Smart were unanimously elected by the shareholders.

There were no other proposals presented at the meeting.  Mr. Lindo noted that the Company would have to engage a new Independent Auditor as its prior years Auditor discontinued their business.

Immediately after the shareholders meeting, the Board of Directors authorized the issuance of five million (5,000,000) shares of authorized but unissued Common Stock of the Corporation to the Directors in lieu of compensation and liability insurance for the ensuing year.

On October 11, 2002, the Board of Directors unanimously agreed to ask Preston Smart to resign from the Corporation’s Board of Directors.  As a member of the Board, Preston Smart and the Corporation may be faced with a possible conflict of interest in future planned objectives by the Corporation.

On October 11, 2002, the Board of Directors unanimously elected Maureen Plovnick to the Board of Directors.  Mrs. Plovnick is the Corporate Secretary and Vice President of the Company, Corporate Secretary and Director of the Kenilworth Nevada Corporation and a Director of Kenilworth Systems (UK) Limited.

ITEM 14—EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   (1) Financial Statements

Independent Auditor’s Report

Consolidated balance sheets as of December 31, 2002 and 2001

Consolidated statement of operations and deficit for the periods ended December 31, 2002, 2001 and 2000

Consolidated statement of cash flows for the periods ended December 31, 2002, 2001 and 2000

Consolidated statement of changes in stockholders equity for the periods beginning December 31, 1999, and for the years ended December 31, 2002, 2001 and 2000

Notes to consolidated financial statements

(c) Exhibits

3(1) Certificate of Incorporation and Amendments

3(2) By-Laws

21  Subsidiaries of the Registrant

(b)   On July 12, 2002 Kenilworth filed an 8-K in which the Company reported the following event:

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors of

Kenilworth Systems Corporation:

I have audited the accompanying consolidated balance sheets of Kenilworth Systems Corporation and subsidiaries as of December 31, 2002 and the related consolidated statements of operations and stockholder’s equity and cash flow for the year ended December 31, 2002. The financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted the audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principals used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kenilworth Systems Corporation as of December 31, 2002 and the results of its operations and its cash flow for the year then ended in conformity with generally accepted accounting principals.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the consolidated financial statements, the Company has recently emerged from bankruptcy and has not yet commenced operations. Future operations are contingent on obtaining funding. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 7. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Arnold Blackman, CPA
New York, NY

March 30, 2003

KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS,
AS OF DECEMBER 31, 2002 AND 2001

	2002	2001
ASSETS

Cash	$10,071	$15,266
Due from Shareholders (subscriptions)	—	17,577
Due from related party	—	42,461
Prepaid Expenses	232,544	—
Property, Plant and Equipment, Net	13,263	8,007
TOTAL ASSETS	$255,878	$120,811

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Accrued Liabilities	$93,883	94,182
Payroll Taxes Payable	13,575	6,548
Note Payable	—	0
TOTAL LIABILITIES	$107,458	$100,730

Common Stock, $.01 par value, authorized 200,000,000 shares; issued and outstanding 73,115,484 in December 31, 2001 and 89,304,589 in December 31, 2002	$893,045	$731,154
Paid in capital	24,765,146	24,245,867
Deficit	(25,617,229)	(24,956,940)
TOTAL STOCKHOLDERS’ EQUITY	$40,962	$20,081
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUIY	$148,420	$120,811

The accompanying notes are an integral part of these consolidated financial statements.

KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATION
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	YEAR ENDED DEC. 31, 2002	YEAR ENDED DEC. 31, 2001	YEAR ENDED DEC. 31, 2000
Revenues:
Sales	$0	$-0-	$-0-
Costs and Expenses:
Selling, general and administrative expenses	660,289	421,491	133,964
Interest expense (income)	—		3,216
Total Costs and Expenses	660,289	421,491	137,180
Net income (loss) before other income and (losses)	(660,289)	(421,491)	(137,180)
Increase Income		-0-	591
Total		-0-	591
Net income (loss)	(660,289)	(421,491)	(136,589)
Deficit — Beginning Of year	(24,956,940)	(24,535,450)	(24,398,861)
Deficit — End Of year	$(25,617,229)	$(24,956,940)	$(24,535,450)

Earnings (Loss) per Share of common stock (Note 5)	$-0-	$-0-	$0
Average number of shares outstanding	89,304,589	73,115,484	64,264,323

The accompanying notes are an integral part of these consolidated financial statements.

KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	YEAR ENDED DEC. 31, 2002	YEAR ENDED DEC. 31, 2001	YEAR ENDED DEC. 31,2000
CASH FLOWS USED IN OPERATING ACTIVITIES
Net Loss	$(660,289)	$(421,491)	$(136,589)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock issuance for services rendered	258,016		26,624
Depreciation			1,144
Changes in operating assets and liabilities:
Due from shareholder		(17,577)	19,950)
Accrued expenses and taxes	107,458	100,730	18,123

Total adjustments	365,474	338,338	25,941
Net cash used in operating activities	(294,815)		(110,648)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Property and Equipment	(5,256)	-0-	(11,439)
Net cash used in investing activities	(5,256)	-0-	(11,439)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans payable		210,000	123,167
Proceeds from stock issuances	290,000	-0-	7,500

Net cash provided by financing activities		210,000	130,667
Net increase (decrease) in cash	5,195	6,684	8,580
Cash beginning of period	15,266	8,582	2

Cash—end of period	$10,071	$15,266	$8,582

NON-CASH TRANSACTIONS

During the year ended December 31, 2002 the Company issued shares of Common Stock for conversion of Convertible Promissory Notes totaling five hundred twenty thousand dollars ($520,000).

The Company issued common stock in lieu of payment for services rendered in the amounts of one hundred fifty thousand dollars and sixty thousand dollars ($150,000 and $60,000) during the years ended December 31, 2002 and December 31, 2001 respectively.

In connection with the emergence from bankruptcy in September 1998 the trustee distributed four million three hundred thousand four hundred and three dollars ($4,300,403) to pay one hundred percent (100%) of all approved claims.

The accompanying notes are an integral part of these consolidated financial statements.

KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS
 OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	COMMON SHARES		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS
	SHARES	AMOUNT

Balances, December 31, 1999	62,289,018	$622,890	$23,784,76	$(24,398,861)

Issuance of Stock in connection with conversion of debt	944,028	9,440	111,227

For services	1,699,456	$16,995	$9,629

Net Income/(Loss)			(136,589)

Balances, December 31, 2000	64,932,502	$649,325	$23,905,619	$(24,535,450)

Issuance of Stock in connection with conversion of debt	6,582,982	65,829	227,900

For services	1,600,000	16,000	112,348

Net Income/(Loss)			(421,491)

Balances, December 31, 2001	73,115,484	$731,154	$24,245,867	$(24,956,940)

Issuance of Stock in connection with Conversion of debt	6,312,436	290,000

For services	9,876,669	258,016	258,016

Net income/(Loss)			(660,289)

Balances, December 31, 2002	89,304,589	$893,045	$24,765,146	$(25,617,229)

The accompanying notes are an integral part of these consolidated financial statements.

KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 —SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY AND NATURE OF BUSINESS

Kenilworth Systems Corporation (the “Company”) was incorporated in New York in April 1968 and now plans to be engaged in the business of developing and manufacturing terminals that permit individuals from remote locations, to play along with live in progress casino table games located outside the casino confines via TV simulcast satellite broadcast around the world.

The Company was in bankruptcy proceedings under Chapter 7 and 11 of the Bankruptcy Code for the period from August 28, 1982 through September 23, 1998 the Company ceased all operations from February 1990 to September 23, 1998.

ADVERTISING COSTS

Advertising costs are expensed as incurred.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Kenilworth Systems Corporation and its wholly owned subsidiaries: Video Wagering Systems Corporation, Roulabette™ Nevada Corporation and Kenilworth Systems Nevada Corporation. None of the subsidiary has any assets or liabilities.

EARNINGS PER SHARE

The Company computes and presents earnings (loss) per share in accordance with the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 128 “Earnings Per Share”.

Basic loss per share is based on the weighted-average number of shares of common stock outstanding for the period, which were ($.00), ($.00), and ($.00) for the year ended December 31, 2002, 2001 and 2000 respectively.

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

NOTE 2 —DUE FROM RELATED PARTIES AT DECEMBER 31, 2002

Due from related parties at December 31, 2001 represents advances made to a stockholder of the Company in the normal course of business. Such amounts are non-interest bearing and have no definite repayment terms.

NOTE 3 —PROPERTY AND EQUIPMENT

Property and Equipment consist of the following as of December 31, 2002 and December 31, 2001.

	2002	2001
Office Equipment	$2,351	$2,939
Vehicles	11,500	8,500
	$13,851	$11,439
Less-Accumulated Amortization	588	3,432
Total Property and Equipment, Net	$13,263	$8,007

Depreciation expense for the years ended December 31, 2002 and December 31, 2001 was $588 and $3,432, respectively.

NOTE 4 —BANKRUPTCY PROCEEDINGS

Throughout the 1980’s the Company experienced working capital shortages that resulted in the Company filing a voluntary petition for reorganization under Chapter 11 of the United States bankruptcy Code. From August 28, 1982 to June 7, 1985 the Company operated during reorganization proceedings. On June 7, 1985, a United States Bankruptcy Judge confirmed the Company’s Plan of Reorganization. On April 27, 1988, the Bankruptcy Court entered a final decree in the case. On October 27, 1988, the case was re-opened on grounds the Debtor failed to consummate its plan of reorganization and on February 25, 1991 the case was converted to a case under Chapter 7 of the Bankruptcy Code. By order of the Court dated June 19, 1991 the Chapter 7 was reconverted to a case under Chapter 11 of the Bankruptcy Code. A second plan of reorganization was approved and a second order of confirmation was entered in connection with the Chapter 11 case on October 2, 1991. However, the Debtor was unable to consummate its second plan of reorganization, and by order dated November 25, 1991, the case was reconverted to a case under Chapter 7 of the bankruptcy Code.

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

NOTE 5 —INCOME TAXES

The Company is a “C” Corporation for tax purposes.

The Company estimates that it has available approximately ten million dollars ($10,000,000) in net operating loss carry-forwards, which expire at various dates through 2020. Utilization of the NOL carry-forward may be limited under various sections of the Internal Revenue Code depending on the nature of the Company’s operations.

The Company has a deferred tax asset of approximately two million eight hundred thousand dollars ($2,800,000) arising from its net operating loss carry-forwards. The deferred tax asset has been fully reserved due to the uncertainty of future realization.

NOTE 6—CONVERTIBLE PROMISSORY NOTES

During the year 2002, Convertible Promissory Notes totaling five hundred twenty thousand dollars ($520,000) issued in 2002 where converted into 11,520,605 shares of Common Stock which included accrued interest.

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

NOTE 7 —GOING CONCERN UNCERTAINTY

As indicated in Note 4, the Company emerged from Chapter 7 in September 1998 and has not yet commenced operations. These factors create uncertainty as to the Company’s ability to operate as a going-concern. Management plans to develop a wagering system that allows casino patrons and individuals outside the casino to play along with live casino table games. The first step in the plan is to conduct testing. Unless the Company is able to obtain sufficient funds, none of the tests and initial development work can commence. The Company plans to obtain the necessary funding by offering its common stock, or Senior Cumulative Convertible Preferred Shares in a private placement, or selling limited joint venture participations in future “play along with casino game” franchises.

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

NOTE 8 —COMMITMENTS AND CONTINGENCIES

OUTSTANDING PAYROLL TAXES

As of year-end, the Internal Revenue Service is contending that the Company owes payroll taxes including interest and penalties totaling almost $400,000 for various periods from 1985-1991. The Company is currently in negotiations with the IRS to resolve these issues. In management’s opinion, no accruals are necessary since it believes that these assessments are incorrect and were discharged in its bankruptcy proceedings.  Similar contentions were made by the New York State Income Tax Authorities, which have been officially cancelled by the New York State Taxing Authorities on July 1, 2002.

NOTE 9 —QUARTERLY FINANCIAL INFORMATION—UNAUDITED

The following table sets forth certain unaudited condensed quarterly financial data for the fiscal years ended December 31, 2002 and 2001. This information has been prepared on the same basis as the consolidated financial statements and all necessary adjustments have been included in the amounts stated below to present fairly the selected quarterly information when read in conjunction with its consolidated financial statements and notes thereto. Historical quarterly financial results and trends may not be indicative of future results.

KENILWORTH SYSTEMS CORPORATION
QUARTERLY DATA
2002 AND 2001

	1Q02	2Q02	3Q02	4Q02	1Q01	2Q01	3Q01	4Q01
Net Sales	0	0	0	0	0	0	0	0

Gross Profit	0	0	0	0	0	0	0	0

Net Income (Loss)	(38,542)	(69,167)	(321,191)	(231,389)	(77,625)	(138,180)	(101,975)	(103,711)

Net Income (Loss) per Share

Basic	0	0	0	0	0	0	0	0

Diluted	0	0	0	0	0	0	0	0

NOTE 10—STOCK OPTIONS

The Company does not plan, at this time, to make any adjustments to its financials as the result of having issued stock options totaling three million five hundred thousand (3,500,000) Common Shares of the Company.  The exercise price of the stock options are well above the price per share of the Common Stock for the last five (5) years.

NOTE 11—PREPAID ITEMS

At the Board of Directors Meeting held on July 17, 2002 the Board authorized the issuance of five million (5,000,000) shares of authorized but unissued Common Stock of the Corporation to the Directors in lieu of compensation and liabilities insurance for the ensuing year: Gino Scotto, Kit Wong, Patrick J. McDevitt, Joyce Clark and Maureen Plovnick.  Accordingly, $232,544 is recorded as prepaid expenses.

                Herbert Lindo, Chairman and President of Kenilworth Systems Corporation (“Kenilworth”) since 1972, advised the Company's board of Directors that on June 26, 2002 the Sheriff of Nassau County (the “Sheriff”) sold at a purported Public Auction Sale (the “Sale”) 10,333,450 restricted common shares of Kenilworth Systems Corporation (the “Shares”) that he had owned and which represented control (14% of the outstanding shares) of Kenilworth, for one thousand dollars ($1,000) or $0.000095 per share.  The Shares were sold to Tappan Zee Capital Corp. (“Tappan Zee”).  On the date of the Sale the Shares had a market value in excess of nine hundred thousand dollars ($900,000).  The Sheriff seized and sold the Shares on behalf of Tappan Zee, as a result of a claim by Tappan Zee in a disputed civil suit brought in the New York Supreme Court for $128,062.  Tappan Zee was both the foreclosing party and the purchaser.

                Kenilworth claims that the Sheriff's Auction Sale was conducted in a fraudulent manner by (1) failing to comply with the rules and regulations set forth under the Securities and Exchange Commission Act of 1933 and 1934, as amended (The "Acts"), and (2) by failing to properly advertise the Sale, failing to notify any or all Kenilworth shareholder's (numbering approximately 5,500), and (3) failing to register the Shares with the Securities and Exchange Commission before conducting the Sale or in the absence of registering the Shares, or obtain a No-Action letter from the Commission permitting the Public Sale, and (4) by making an immediate distribution of the Shares, and (5) by failing to file required notices of 13 D-G as provided under the Acts.  Tappan Zee and its Counsel and the Sheriff's department were advised in court documents and correspondence that their acts violated Federal and State Securities Laws, prior to the Sale.

                Kenilworth will seek in Federal Courts to cancel the 10,333,450 shares, which were subject of the Sheriff Auctions Sale, and seek triple damages under RICO on behalf of the shareholders of Kenilworth.

CERTIFICATION

I, Herbert Lindo, certify that:

1.                                       I have reviewed this annual report on Form 10-K of Kenilworth Systems Corporation;

2.                                       Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements are made, not misleading with respect to the period covered by this annual report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.                                       As registrant's certifying officer I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to my by others within those entities, particularly during the period in which this annual report is being prepared;

b)                                     evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (March 27, 2003); and

c)                                      presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of March 27, 2003;

5.             All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditor any material weaknesses in internal controls; and

a)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.             The registrant's other officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003	By:	/s/ Herbert Lindo
President and Chief
Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KENILWORTH SYSTEMS CORPORATION

By: /s/ HERBERT LINDO
Herbert Lindo

PRESIDENT, AND CHIEF FINANCIAL OFFICER

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ HERBERT LINDO	Director	March 27, 2003
Herbert Lindo

/s/ JOYCE CLARK	Director	March 27, 2003
Joyce Clark

/s/ KIT WONG	Director	March 27, 2003
Kit Wong

/s/ GINO SCOTTO	Director	March 27, 2003
Gino Scotto

/s/ MAUREEN PLOVNICK	Director	March 27, 2003
Maureen Plovnick

/s/ PATRICK J. MCDEVITT	Director	March 27, 2003
Patrick J. McDevitt