Form 10-K/A
period 2002-12-31
KENILWORTH SYSTEMS CORP
filed 2003-04-14
CIK 55234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

                This Form 10K/A is being submitted because language was inadvertently filed on the wrong page. The following submission contains Item 14 in the correct order.

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

NAME	TITLE	DATE

/s/ HERBERT LINDO	Director	April 14, 2003
Herbert Lindo

/s/ JOYCE CLARK	Director	April 14, 2003
Joyce Clark

/s/ KIT WONG	Director	April 14, 2003
Kit Wong

/s/ GINO SCOTTO	Director	April 14, 2003
Gino Scotto

/s/ MAUREEN PLOVNICK	Director	April 14, 2003
Maureen Plovnick

/s/ PATRICK J. MCDEVITT	Director	April 14, 2003
Patrick J. McDevitt