Form 10-K/A
period 2002-12-31
KENILWORTH SYSTEMS CORP
filed 2003-04-16
CIK 55234

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

NAME	TITLE	DATE

/s/ HERBERT LINDO	Director	April 16, 2003
Herbert Lindo

/s/ JOYCE CLARK	Director	April 16, 2003
Joyce Clark

/s/ KIT WONG	Director	April 16, 2003
Kit Wong

/s/ GINO SCOTTO	Director	April 16, 2003
Gino Scotto

/s/ MAUREEN PLOVNICK	Director	April 16, 2003
Maureen Plovnick

/s/ PATRICK J. MCDEVITT	Director	April 16, 2003
Patrick J. McDevitt