Form 10-Q
period 2003-03-31
KENILWORTH SYSTEMS CORP
filed 2003-05-15
CIK 55234

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 OR 15(D) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practical date

The number of shares of common stock, $.01 par value of the Registrant outstanding as of April 15, 2003 was: 98,650,945

KENILWORTH SYSTEMS CORPORATION

INDEX TO FORM 10-Q

PART I.

FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

KENILWORTH SYSTEMS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(INCLUDING PRO-FORMA PRESENTATION

FOR MARCH 31, 2003)

	March 31 2003	December 31 2002
	(unaudited)

ASSETS

Cash	$12,950	$10,071
Prepaid expenses	156,272	232,544
Due from sale of Convertible Note	50,000
Property, Plant and Equipment, Net	16,736	13,263
	245,958	$255,878
Patent Cost	2,500,000	—

TOTAL ASSETS	$2,745,958	$255,878

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Accrued Liabilities	$108,614	$93,883
Payroll Taxes Payable	2,600	13,575
Notes Payable within one year	97,996	—
Notes Payable after one year (auto)	10,665
Patent Acquisition Costs Payable	2,500,000
	$2,719,875	$107,458
Patent Acquisition cost payable
Pro-Forma	0

TOTAL LIABILITIES	$219,875	$107,458

Common Stock, $.01 par value, authorized 200,000,000 shares; issued and outstanding 89,304,589 in December 31, 2002 and 98,650,945 on March 31, 2003 Pro-Forma 1,186,509	$986,509	$893,045
Pro-Forma	1,186,509
Paid in capital	25,210,278	24,872,604
Paid in capital Pro-Forma	27,510,278
Deficit	(26,170,704)	(25,617,229)
TOTAL STOCKHOLDERS’ EQUITY	$26,083	$148,420
TOTAL STOCKHOLDERS’ EQUITY PRO-FORMA	2,526,083	—
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$245,958	$255,878
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY PRO-FORMA	$2,745,958

See accompanying notes.

KENILWORTH SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS

OF OPERATION AND DEFICIT

	Three-month ended March 31
	2003	2002
	(unaudited)	(unaudited)

Revenues:	$0	$0
Sales
Costs and Expenses:
Selling, general and administrative expenses	$553,475	$38,452
Placement cost of Convertible Note
Total Costs and Expenses	$553,475	$38,542

Net income (loss) before other income and (losses)	$(553,475)	$(38,542)
Income Taxes	0	0
Net income (loss)	$(553,475)	$38,542
Deficit — Beginning of period	(25,617,229)	(24,956,940)
Deficit — End of period	(26,170,704)	(24,995,482)

Earnings (Loss) per Share of common stock (Note 5)	$0	$0
Average number of shares outstanding	98,650,945	73,115,484

See accompanying notes.

KENILWORTH SYSTEMS CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three-month ended March 31
	2003	2002
	(unaudited)	(unaudited)
CASH FLOWS USED IN OPERATING ACTIVITIES

Net Loss	$(553,475)	$(38,542)
Adjustments to reconcile net income to net cash used in operating activities
Depreciation
increase (decrease) in due	664
to related party	(429)	429
Increase(Decrease) in accrued liabilities	201,148	18,727
TOTAL ADJUSTMENTS	(352,092)	19,156
NET CASH USED IN		—
OPERATING ACTIVITIES		(19,386)

Cash flows from Investing Activities
Purchase of Equipment	$(13,461)	$0
Purchase of Patent	(2,500,000)

CASH FLOWS FROM	338,483	0
Conversion of Promissory Notes

FINANCING ACTIVITIES
Increase (decrease) in due to Affiliate	2,520,000	(20,000)
Proceeds from issuance of Convertible Promissory Note	35,000	15,000
Net cash provided by financing Activities
Net Increase (Decrease) in cash	(7,930)	5,614
CASH — BEGINNING OF PERIOD	20,880	15,266
CASH — END OF PERIOD	$12,950	$20,880

See accompanying notes.

KENILWORTH SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Kenilworth Systems Corporation and subsidiaries (“Kenilworth”) contain all adjustments (consisting of only normal accruals) necessary to present fairly the consolidated balance sheets as of March 31, 2003(unaudited) and December 31, 2002 and the related statements of operations and cash flows for the three month periods ended March 31, 2003 and 2002.

The results of operations for the three-month periods ended March 31, 2003 are not necessarily indicative of the results for the entire year.

NOTE 2 - THE COMPANY AND NATURE OF BUSINESS

Kenilworth Systems Corporation (the “Company”) was incorporated in New York in April 1968 and now plans to be engaged in the business of developing and manufacturing terminals and design systems that permit individuals from remote locations, to play along with live in progress casino table games via TV (simulcast) satellite broadcast around the world.

The Company was in bankruptcy proceedings under Chapter 7 and 11 of the Bankruptcy Code for the period from August 28, 1982 through September 23, 1998. The Company ceased all operations, between February 2, 1991 through September 23, 1998.

The Company emerged from Chapter 7 bankruptcy on September 23, 1998 and plans to be engaged in the development, manufacturing, marketing and operation of a system that allows casino patrons to play along with live table games in-progress via TV satellite broadcasts on TV sets and terminals located outside the casino confines.

NOTE 3 - PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Kenilworth Systems Corporation and its wholly owned subsidiaries: Video Wagering Systems Corporation, Roulabette™ Nevada Corporation, Kenilworth Systems Nevada Corporation and Kenilworth Systems (UK) Limited. None of these subsidiaries has any assets or liabilities.

NOTE 4 - EARNINGS PER SHARE

The Company computes and presents earnings (loss) per share in accordance with the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 128 “Earnings Per Share”.

Basic loss per share is based on the weighted-average number of shares of common stock outstanding for the period, which were ($.00), ($.00),

and ($.00) for the year ended December 31, 2002, and the periods March 31, 2003 and March 31, 2002.

Diluted earnings per share have not been presented in the accompanying financial statements because the effect of conversion of convertible promissory notes was anti-dilutive.

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

The Company has a deferred tax asset of approximately two million eight hundred thousand dollars ($2,800,000) arising from its net operating loss carry- forwards. The deferred tax asset has been fully reserved due to the uncertainty of future realization.

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

NOTE 8 - PROPERTY AND EQUIPMENT

Property and Equipment are stated at cost. For financial reporting purposes, property and equipment are depreciated utilizing the Straight-Line Method over the estimated useful lives of the related assets as follows:

YEARS

Office Equipment	5
Vehicles	5

Property and Equipment consist of the following as of March 31, 2003 and March 31, 2002:

	Three-month ended March 31
	2003	2002

Office Equipment	$3,939	$2,939
Vehicles	13,461	8,500
	$17,400	$11,439
Less-Accumulated Amortization	664	3,861
Total Property and Equipment, Net	$16,736	$7,578

Depreciation expense for the quarters ended March 31, 2003 and March 31, 2002 was $664 and $429 respectively.

NOTE 9 - CONVERTIBLE PROMISSORY NOTES

During the year 2002 Convertible Promissory Notes totaling five hundred twenty thousand dollars ($520,000) issued in 2002 where converted into 11,520,605 shares of Common Stock.  During the quarter period ended March 31, 2003, Notes totaling two hundred fifty thousand dollars ($250,000) were sold and converted into 4,166,666 shares of restricted Common Stock.  On a one hundred thousand dollar ($100,000) Note, the Company agreed to extend to June 2003 a balance payable of fifty thousand dollars ($50,000).

NOTE 10 - PRO-FORMA PRESENTATION

On February 24, 2003, the United States Patent and Trade Mark Offices approved the Company’s patent titled “System and Method for Remote Roulette and Other Game Play Using Game Table at a Casino” which was assigned by Herbert Lindo, the inventor, in August 2000, to the Company.

The Board of Directors (with Mr. Lindo abstaining) voted to issue to Mr. Lindo 20,000,000 shares of the Company’s Common Stock in lieu of a payment $2,50,000 which the Board considered fair consideration for the invention.  The transaction is subject to shareholder’s approval at the next annual meeting of shareholders to be held on May 28, 2003 or any adjournment thereof.

The Board of Directors directed all shareholders to vote in favor of the proposal in the Company’s Proxy Statement for the shareholder’s meeting.

In order for shareholders to evaluate the proposal, the Company is presenting in these the quarter annual financials for the period ending March 31, 2003 interposing the effect of issuing 20,000,000 shares in lieu of $2,500,000 payment on a Pro-Forma basis.

NOTE 11 - GOING CONCERN UNCERTAINTY

As indicated in Note 2, the Company emerged from Chapter 7 in September 1998 and has not yet commenced manufacturing operations. These factors create uncertainty as to the Company’s ability to operate as a going-concern. Management plans to develop a wagering system that allows casino patrons and individuals outside the casino to play along with live casino table games. Among the first steps in the plan is to conduct testing. Unless the Company is able to obtain sufficient funds, none of the tests and initial development work can commence. The Company plans to obtain the necessary funding by offering its common stock, or Senior Cumulative Convertible Preferred Shares in private placements, or selling limited joint venture participations in future “play along with casino game” franchises. There can be no assurances the Company can be successful in obtaining such financing.

The accompanying financial statements have been prepared assuming the Company is a going-concern and do not reflect adjustments, if any, that would be necessary if the Company were not a going-concern.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

OUTSTANDING PAYROLL TAXES

During the year 2000, the Internal Revenue Service contended that the Company owes payroll taxes including interest and penalties totaling almost $400,000 for various periods from 1985-1991. The Company commenced negotiations with the IRS to resolve these issues. In management’s opinion, no accruals are necessary since it believes that these assessments are incorrect and were discharged in its bankruptcy proceedings.  Similar contentions were made by the New York State Income Tax Authorities, which have been officially cancelled by the New York State Taxing Authorities on July 1, 2002.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION   AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Since we emerged from bankruptcy proceedings on September 23, 1998 we have had no revenues from operations. We sustained substantial losses from general administrative expenses amounting of $660,289 and $421,491 in year 2002 and 2001 and for the three-months ended March 31, 2003 we sustained losses from general administrative expenses amounting to $553,475 compared to a loss of $38,542 for the quarter ending March 31, 2002. Kenilworth has had no revenues from operations during the past twelve (12) years and there can be no assurances that it will ever have revenues from present planned operations.

LIQUIDITY AND CAPITAL RESOURCES

Our present plans are to develop a wagering system dubbed “Roulabette™” that would allow patrons all over the industrialized world to play and wager on live simulcast casino table games on terminals placed in hotels, resorts, bars and other public gathering places and in homes and offices on personal computers (PC’s) or television sets connected to set top boxes for Interactive TV via digital satellite broadcasts emanating from strictly regulated casinos.

A first step will be to conduct a one (1) month test of the system at a casino site to prove the viability of broadcasting live in-progress table games around the world.

To conduct the tests Kenilworth believes it will require initially five million dollars ($5,000,000) to (a) purchase computers, digital television broadcast equipment and table games; and, (b) defray the cost of the facility and pay the salaries of six (6) employees who are specialists in software design, TV broadcasts, and mechanical design, for a period of eighteen (18) months, and from time to time, consultants who will assist the design team. In order to market Project Roulabette™ while the development of the terminals proceeds we will require an additional five million dollars ($5,000,000) to hire management and marketing people to secure future orders for the system.

Unless we are able to obtain these funds, of which there are no assurances, none of the tests and initial development work can begin; and we will not be able to commence our planned business.

Kenilworth plans to obtain the necessary funding by offering in Private Placements, Common Shares, Cumulative Convertible Preferred Shares and/or by the sale of limited joint venture participations in future Roulabette™ franchises. There can be no assurances that the Company will be able to secure any of these funds.

When the tests are completed and we have obtained all required licenses from the gaming control regulators and state legislatures or foreign jurisdictions to broadcast the live in-progress casino table games and has contracts with franchisees to place terminals around the world and franchise television broadcasters, we expect to commence normal business. Kenilworth will also seek to obtain production financing from regular banking sources to finance the manufacturing of the Roulabette™ terminals. There can be no assurances that any such financing and approvals will be available to us.

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

RISKS

Specific reference is made to each of the risks described in Item 7 of the Form 10-K for December 31, 2002 under the discussion “Cautionary Statement For Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995 and Risk Factors”. Reference is also made to future filings under Forms 10-Q and Forms 10-K and filings under the Securities Exchange Act of 1934 as amended and as may be applicable under the Securities Act of 1933 as amended.

PART II.

OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS:

None

Item 2.	CHANGE IN SECURITIES:

None

Item 3.	DEFAULT UPON SENIOR SECURITIES:

None

Item 4.	SUBMISSION OF A MATTER TO A VOTE OF SECURITIES HOLDERS:

None

Item 5.	OTHER INFORMATION:

The Company plans to hold its Annual Meeting of Shareholders on May 28, 2003 or any adjournment thereof with proxy materials mailed to shareholders of record on April 14, 2003 prior to the proposed meeting dates.

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K:

None

CERTIFICATION

I, Herbert Lindo, certify that:

1.                                       I have reviewed this quarter annual report on Form 10-Q of Kenilworth Systems Corporation;

2.                                       Based on my knowledge, this quarter annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements are made, not misleading with respect to the period covered by this quarter annual report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarter annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarter annual report;

4.                                       As registrant’s certifying officer I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarter annual report is being prepared;

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarter annual report (May 14, 2003); and

c)                                      presented in this quarter annual report our conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of May 14, 2003;

5.                                       All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditor any material weaknesses in internal controls; and

a)                                      any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	By:	/s/ Herbert Lindo
President and Chief Financial Officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

KENILWORTH SYSTEMS CORPORATION

By:	/s/ Herbert Lindo
Herbert Lindo, President and Chief Financial Officer
May 14, 2003