Form 10-Q
period 2003-06-30
KENILWORTH SYSTEMS CORP
filed 2003-08-13
CIK 55234

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                                  Quarterly report pursuant to Section 13 OR 15(D) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

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

The number of shares of common stock, $.01 par value of the Registrant outstanding as of August 1, 2003 was: 121,322,757

KENILWORTH SYSTEMS CORPORATION

INDEX TO FORM 10-Q

PART I.

FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

KENILWORTH SYSTEMS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30 2003	December 31 2002
	(unaudited)
ASSETS

Cash	$42,221	$10,071
Prepaid expenses	121,107	232,544
Due from sale of Convertible Note	100,000	—
Property, Plant and Equipment, Net	16,072	13,263
	279,400	$255,878
Patent Acquisition Cost	2,500,000	—

TOTAL ASSETS	$2,779,400	$255,878

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Accrued Liabilities	$128,440	$93,883
Payroll Taxes Payable	5,600	13,575
Notes Payable within one year	128,196	—
Notes Payable after one year (auto)	10,065	—

TOTAL LIABILITIES	$272,301	$107,458

Common Stock, $.01 par value, authorized 200,000,000 shares; issued and outstanding 89,304,589 in December 31, 2002 and 121,322,757 issued or to be issued on June 30, 2003	$1,213,227	$893,045

Paid in capital	27,603,560	24,872,604

Deficit	(26,309,688)	(25,617,229)
TOTAL STOCKHOLDERS’ EQUITY	$2,507,099	$148,420

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,779,400	$255,878

See accompanying notes.

KENILWORTH SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS

OF OPERATION AND DEFICIT

	Three-Months Ended June 30		Six-Months Ended June 30
	2003	2002	2003	2002
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Sales	0	0	0	0
Costs and Expenses:	0	0	0	0
Selling, general and administrative expenses	$138,984	$69,167	$692,459	$107,709

Total Costs and Expenses	138,984	69,167	692,459	107,709

Net income (loss) before other income and (losses)	(138,984)	(69,167)	(692,459)	(107,709)

Net income (loss)	(138,984)	(69,167)	(692,459)	(107,709)
Deficit-Beginning of period	(26,170,704)	(24,995,482)	(25,617,229)	(24,956,940)
Deficit-End of of period	(26,309,688)	(25,064,649)	(26,309,688)	(25,064,649)

Earnings (Loss) per Share of common stock (Note 4)	0	0	0	0
Average number of shares outstanding	121,322,757	75,285,048	121,322,757	75,285,048

See accompanying notes.

KENILWORTH SYSTEMS CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six-month ended June 30
	2003	2002
	(unaudited)	(unaudited)
CASH FLOWS USED IN OPERATING ACTIVITIES

Net Loss	$(692,459)	$(107,709)
Adjustments to reconcile net income to net cash used in operating activities
Depreciation	1,328	2,288
Increase in receiveables	0	3,000

Increase(Decrease) in accrued liabilities	19,826	27,553
TOTAL ADJUSTMENTS NET CASH USED IN OPERATING ACTIVITIES	(671,305)	74,865

Cash flows from Investing Activities
Purchase of Equipment	$(13,461)	$0
Purchase of Patent	(2,500,000)

Cash flows from
Conversion of Promissory Notes	558,483	10,000

FINANCING ACTIVITIES
Increase (decrease) in due to Affiliate	2,629,220	(23,000)
Proceeds from issuance of Convertible Promissory Note	0	120,000
Net cash provided by financing Activities	674,242	143,000
Net Increase (Decrease) in cash	32,150
CASH — BEGINNING OF PERIOD	10,071	24,739
CASH — END OF PERIOD	$42,221	$25,706

See accompanying notes.

KENILWORTH SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Kenilworth Systems Corporation and subsidiaries (“Kenilworth”) contain all adjustments (consisting of only normal accruals) necessary to present fairly the consolidated balance sheets as of June 30, 2003 (unaudited) and December 31, 2002 and the related statements of operations and for each of the three and six-month periods ended June 30, 2003 and 2002 and December 31, 2002 cash flows for the six-month periods ended June 30, 2003 and 2002.

The results of operations for the six-month periods ended June 30, 2003 are not necessarily indicative of the results for the entire year.

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

The Company was granted a U.S. Patent # U.S. 6,575,834 on June 10, 2003 for “System and Method for Remote Roulette and Other Game Play Using Game Table at a Casino”.  The Patent grant places the Company in a singularly prominent position.  It has been filed for approval in 33 countries including Russia and China.  It protects the Company’s broadcast of live in-progress casino table game play for wagering throughout the industrialized world for the next seventeen (17) years.

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

Basic loss per share is based on the weighted-average number of shares of common stock outstanding for the periods, which were ($.00), ($.00), and ($.00) for the year ended December 31, 2002, and the periods June 30, 2003 and 2002.

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

NOTE 8 - PROPERTY AND EQUIPMENT

Property and Equipment are stated at cost. For financial reporting purposes, property and equipment are depreciated utilizing the Straight-Line Method over the estimated useful lives of the related assets as follows:

YEARS
Office Equipment	5
Vehicles	5

Property and Equipment consist of the following as of June 30, 2003 and June 30, 2002:

	Six-month ended June 30
	2003	2002
Office Equipment	$3,939	$2,939
Vehicles	13,461	8,500
	$17,400	$11,439
Less-Accumulated Amortization	1,328	4,576
Total Property and Equipment, Net	$16,072	$6,863

Depreciation expense for the periods ended June 30, 2003 and 2002 was $1,328 and $4,576 respectively due to the theft of vehicle and insurance reimbursement.

NOTE 9 - CONVERTIBLE PROMISSORY NOTES

During the year 2002 Convertible Promissory Notes totaling five hundred twenty thousand dollars ($520,000) issued in 2002 where converted into 11,520,605 shares of Common Stock.  During the quarter period ended March 31, 2003, Notes totaling two hundred fifty thousand dollars ($250,000) were sold and converted into 4,166,666 shares during the quarter period ended June 30, 2003 Notes totaling one hundred twenty thousand dollars ($120,000) were sold and converted into 2,671,812 shares of restricted Common Stock.  On a one hundred thousand dollar ($100,000) Note, the Company agreed to extend to September 2003 a balance payable of fifty thousand dollars ($50,000).  Subsequent to June 30, 2003 all Notes receivable were paid and are reflected in these financials.

NOTE 10 - PRO-FORMA PRESENTATION AS AT MARCH 31, 2003

On February 24, 2003, the United States Patent and Trade Mark Offices gave notice of intent to approve the Company’s patent titled “System and Method for Remote Roulette and Other Game Play Using Game Table at a Casino” which was assigned by Herbert Lindo, the inventor, in August 2000, to the Company.

The Board of Directors (with Mr. Lindo abstaining) voted to issue to Mr. Lindo 20,000,000 shares of the Company’s Common Stock in lieu of a payment $2,50,000 which the Board considered fair consideration for the invention.  The transaction was subject to shareholder’s approval at the annual meeting of shareholders to held on May 28, 2003.

The Board of Directors directed all shareholders to vote in favor of the proposal in the Company’s Proxy Statement for the shareholder’s meeting.

In order for shareholders to evaluate the proposal, the Company presented in these the quarter annual financials for the period ending March 31, 2003 interposing the effect of issuing 20,000,000 shares in lieu of $2,500,000 payment on a Pro-Forma basis.

At the Annual Meeting of Stock Holder’s held on May 28, 2003 sixty-six percent (66%) of the Shareholder’s were present or represented by proxies.  All the nominated Directors were elected for one (1) year terms and the issuance of twenty million (20,000,000) shares of Common Stock of the Company, for investment, to Herbert Lindo, the inventor of the Company’s Patent, was approved.  The Company placed a value of two million five hundred thousand dollars ($2,500,000) on the Patent based on the shares issued to Herbert Lindo.

NOTE 11 - GOING CONCERN UNCERTAINTY

As indicated in Note 2, the Company emerged from Chapter 7 in September 1998 and has not yet commenced manufacturing operations. These factors create uncertainty as to the Company’s ability to operate as a going-concern. Management plans to develop a wagering system that allows casino patrons and individuals outside the casino to play along with live casino table games. Among the first steps in the plan is to conduct testing. Unless the Company is able to obtain a casino site to conduct the test and sufficient funds, none of the tests and initial development work can commence. The Company plans to obtain the necessary funding by offering its common stock, or Senior Cumulative Convertible Preferred Shares in private placements, or selling limited joint venture participations in future “play along with casino game” franchises. There can be no assurances the Company can be successful in obtaining such financing.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION   AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Since we emerged from bankruptcy proceedings on September 23, 1998 we have had no revenues from operations. We sustained substantial losses from general administrative expenses amounting of $660,289  in year 2002 and for the six-months ended June 30, 2003 we sustained losses from general administrative expenses amounting to $692,459 compared to a loss of $107,704. Kenilworth has had no revenues from operations during the past twelve (12) years and there can be no assurances that it will ever have revenues from present planned operations.

LIQUIDITY AND CAPITAL RESOURCES

Our present plans are to develop a wagering system dubbed “Roulabette™” that would allow patrons in the industrialized world to play and wager on live in-progress simulcast casino table games on terminals placed in hotels, resorts, bars and other public gathering places and in homes and offices on personal computers (PC’s) or television sets connected to set top boxes for Interactive TV via digital satellite broadcasts emanating from strictly regulated casinos.

A first step will be to conduct a one (1) month test of the system at a casino site to prove the viability of broadcasting live in-progress table games around the world.

To conduct the tests Kenilworth believes it will require initially five million dollars ($5,000,000) to (a) purchase computers, digital television broadcast equipment and table games; and, (b) defray the cost of the facility and pay the salaries of six (6) employees who are specialists in software design, TV broadcasts, and mechanical design, for a period of eighteen (18) months, and from time to time, consultants who will assist the design team. In order to market Roulabette™ while the development of the terminals proceeds we will require an additional five million dollars ($5,000,000) to hire management and marketing people to secure future orders for the system.

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

None of any consequences

Item 2.	CHANGE IN SECURITIES:

None

Item 3.	DEFAULT UPON SENIOR SECURITIES:

None

Item 4.	SUBMISSION OF A MATTER TO A VOTE OF SECURITIES HOLDERS:

None

Item 5.	OTHER INFORMATION:

The Company plans to hold its Annual Meeting of Shareholders in May 2004 with proxy materials mailed to shareholders of record in April 1, 2004 prior to the proposed meeting dates.

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K:

	Ex 31.1	Certification of Chief Financial Officer of the Company required by Rule 13a-14(a) or Rule 15d-14(c) of the Exchange Act.

Form 8-K filed July 15, 2003

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

KENILWORTH SYSTEMS CORPORATION

By:	/s/ Herbert Lindo
Herbert Lindo, President and Chief Financial Officer
August 14, 2003