Form 10-K/A
period 2002-12-31
KENILWORTH SYSTEMS CORP
filed 2003-11-26
CIK 55234

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

INTRODUCTORY NOTE

Amendment No. 3 of FORM 10-K/A to the Annual Report on FORM 10-K for the year ended December 31, 2002.

This Amendment No. 3 on FORM 10-K/A is being filed to restate certain amounts which were reported, but appeared in wrong columns including $37,500 of Prepaid Expenses omitted in year 2001but included in the overall presentation. To revise disclosure and presentation of the Company’s Consolidated Statements for the years ended December 31, 2002 and 2001.

The item amended are as follows:

Part IV            The Company’s financial are not audited.

The financials are presented as a Development Stage Corporation.

Throughout the Financial Reports all references to financial data now indicate that the Company sustained only Losses and Deficits since emerging from Bankruptcy Proceedings in September 1998.

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

PATENTS

On February 25, 2003, our U.S. patent for the various aspects of wagering on live in-progress casino table games via digital satellite transmission was preliminarily approved subject to the final approval by the U.S. Patent Office’s Review Board and we have taken the steps to protect our interests in other areas of the industrialized world. There can be no assurances that foreign patents will be issued and challenges will not be instituted against the validity or enforceability of our patent.

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

Selected Financial Data for the five (5) years ended December 31, 2002, are as Follows:

SUMMARY OF OPERATIONS

	2002	2001	2000	1999	1998
Net sales from operations	$0	$0	$0	$0		$0
Other income						$4,300,403
Net Loss	$660,289	$421,491	$136,589	$11,830		$4,475,430
Loss per common share	$.007	$.005	$.002	$.01		$.07
Loss per common share-diluted	$.007	$.005	$.002	$.01		$.02
Consolidated Balance Sheet Data:
Total assets	255,878	$120,811	$47,859	$—		$0
Current liabilities	107,458	$100,730	$28,365	$242		$7,912
Stockholders’ equity	148,420	$20,081	$19,494	$8,792	$

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

(B) LIQUIDITY AND CAPITAL RESOURCES

Kenilworth has not conducted any business and operations since 1991. At December 31, 2002 our working capital was $10,071. In Kenilworth’s present state of operation to formulate a viable business plan, Kenilworth requires very little funding to continue this planning. We have been dependant upon the resources of its President who receives no compensation and funds received in 2002 from private investors of five hundred twenty thousand dollars ($520,000) and since December 31, 2002 two hundred fifty thousand dollars ($250,000) through March 15, 2003.

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

NO OPERATING HISTORY

We have had no revenues from operations since 1991. We emerged from our bankruptcy proceedings in 1998 without assets. We have had no revenue from operations since then and we may never have any revenues from operations in the future, which may result in the termination of the business.

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

WE WERE GRANTED A PATENT FOR THE VARIOUS ASPECTS OF SIMULCAST WAGERING

On February 25, 2003, our U.S. patent for the various aspects of wagering on live in-progress casino table games, was preliminarily approved subject to the final approval by the U.S. Patent Office’s Review Board. We have taken the steps to protect our interests in other areas of the industrialized world. There can be no assurances that the U.S. Patent Office’s Review Board will confirm the preliminary finding that foreign patents will be issued and the challenges will not be instituted against the validity or enforceability of our patent.

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

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements, the accompanying notes are filed as part of this Report annexed at the end of this report.

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

Kenilworth claims that the Sheriff’s Auction Sale was conducted in a fraudulent manner by (1) failing to comply with the rules and regulations set forth under the Securities and Exchange Commission Act of 1933 and 1934, as amended (The “Acts”), and (2) by failing to properly advertise the Sale, failing to notify any or all Kenilworth shareholder’s (numbering approximately 5,500), and (3) failing to register the Shares with the Securities and Exchange Commission before conducting the Sale or in the absence of registering the Shares, or obtain a No-Action letter from the Commission permitting the Public Sale, and (4) by making an immediate distribution of the Shares, and (5) by failing to file required notices of 13 D-G as provided under the Acts.  Tappan Zee and its Counsel and the Sheriff’s department were advised in court documents and correspondence that their acts violated Federal and State Securities Laws, prior to the Sale.

Kenilworth will seek in Federal Courts to cancel the 10,333,450 shares, which were subject of the Sheriff Auctions Sale, and seek triple damages under RICO on behalf of the shareholders of Kenilworth.

(c) Exhibits

3(1) Certificate of Incorporation and Amendments

3(2) By-Laws

21  Subsidiaries of the Registrant

THE FINANCIALS ARE NOT AUDITED

To the Board of Directors of

Kenilworth Systems Corporation:

The accompanying consolidated balance sheets of Kenilworth Systems Corporation and subsidiaries as of December 31, 2002 and the related consolidated statements of operations and stockholder’s equity and cash flow for the year ended December 31, 2002. The financial statements are the responsibility of the Company’s management.

In accordance with generally accepted accounting standards, require that reasonable assurance about whether the financial statements are free of material misstatement, including examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Assessing the accounting principals used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

The consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kenilworth Systems Corporation as of December 31, 2002 and the results of its operations and its cash flow for the year then ended in conformity with generally accepted accounting principals.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the consolidated financial statements, the Company emerged from bankruptcy in 1998 and has not yet commenced operations. Future operations are contingent on obtaining funding. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 7. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Kenilworth Systems Corporation
Management.
Herbert Lindo, President
November 24, 2003

KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS,
AS OF DECEMBER 31, 2002 AND 2001

	2002	2001
ASSETS

Cash	$10,071	$15,266
Due from Shareholders (subscriptions)	—	17,577
Due from related party	—	42,461
Prepaid Expenses	232,544	37,500
Property, Plant and Equipment, Net	13,263	8,007
TOTAL ASSETS	$255,878	$120,811

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Accrued Liabilities	$93,883	94,182
Payroll Taxes Payable	13,575	6,548
TOTAL LIABILITIES	$107,458	$100,730

Common Stock, $.01 par value, authorized 200,000,000 shares; issued and outstanding 73,115,484 in December 31, 2001 and 89,304,589 in December 31, 2002	$893,045	$731,154
Paid in capital	24,872,604	24,245,867
Deficit	(25,617,229)	(24,956,940)
TOTAL STOCKHOLDERS’ EQUITY	$148,420	$20,081
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUIY	$255,878	$120,811

The accompanying notes are an integral part of these consolidated financial statements.

KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATION
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	YEAR ENDED DEC. 31, 2002	YEAR ENDED DEC. 31, 2001	YEAR ENDED DEC. 31, 2000
Revenues:
Sales	$0	$-0-	$-0-
Costs and Expenses:
Selling, general and administrative expenses	660,289	421,491	133,964
Interest expense			3,216
Total Costs and Expenses	660,289	421,491	137,180
Net loss before other income	660,289	421,491	137,180
Interest Income			591
Total			591
Net loss	660,289	421,491	136,589
Deficit — Beginning Of year	(24,956,940)	(24,535,450)	(24,398,861)
Deficit — End Of year	$(25,617,229)	$(24,956,940)	$(24,535,450)

Loss per Share of common stock	$.007	$.005	$.002
Average number of shares outstanding	89,304,589	73,115,484	64,264,323

The accompanying notes are an integral part of these consolidated financial statements.

KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	YEAR ENDED DEC. 31, 2002	YEAR ENDED DEC. 31, 2001	YEAR ENDED DEC. 31,2000
CASH FLOWS USED IN OPERATING ACTIVITIES
Net Loss	$660,289	$421,491	$136,589
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock issuance for services rendered	268,628	128,348	26,624
Depreciation	588	3,432	1,144
Changes in operating assets and liabilities:
Due from shareholder		(17,577)	(19,950)
Prepaid expenses	(232,544)	(42,461)
Accrued expenses and taxes	107,458	100,730	18,123

Total adjustments	144,130	134,972	25,941
Net cash used in operating activities	(516,159)	(286,519)	(110,648)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Property and Equipment	(13,263)	-0-	(11,439)
Net cash used in investing activities	(13,263)	-0-	(11,439)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans payable			123,167
Proceeds from stock issuances	520,000	293,729	7,500

Net cash provided by financing activities	520,000	293,729	130,667
Cash paid during period for: Interest	(4,227)	(526)
Net increase (decrease) in cash	(5,195)	6,684	8,580
Cash beginning of period	15,266	8,582	2
Cash-end of period	$10,071	$15,266	$8,582

NON-CASH TRANSACTIONS

During the year ended December 31, 2002 the Company issued shares of Common Stock for conversion of Convertible Promissory Notes totaling five hundred twenty thousand dollars ($520,000). (See Note 6).

The Company issued common stock in lieu of payment for services rendered in the amounts of two hundred seventy three thousand six hundred twenty eight dollars ($273,628) and one hundred twenty eight thousand three hundred forty eight dollars ($128,348) during the years ended December 31, 2002 and December 31, 2001 respectively (See Note 11) for $250,000 which amount is included for services rendered by Directors of the Company and in settlement of debt for services in the amount of $23,628 for 168,500 shares at a price of $.14 per share.

In connection with the emergence from bankruptcy in September 1998 the trustee distributed four million three hundred thousand four hundred and three dollars ($4,300,403) to pay one hundred percent (100%) of all approved claims.

The accompanying notes are an integral part of these consolidated financial statements.

KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS
 OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	COMMON SHARES		ADDITIONAL PAID-IN CAPITAL	RETAINED DEFICIT
	SHARES	AMOUNT

Balances, December 31, 1999	62,289,018	$622,890	$23,784,76	$(24,398,861)

Issuance of Stock in connection with conversion of debt	944,028	9,440	111,227

For services	1,699,456	$16,995	$9,629

Net Loss			136,589

Balances, December 31, 2000	64,932,502	$649,325	$23,905,619	$(24,535,450)

Issuance of Stock in connection with conversion of debt	6,582,982	65,829	227,900

For services	1,600,000	16,000	112,348

Net Loss			421,491

Balances, December 31, 2001	73,115,484	$731,154	$24,245,867	$(24,956,940)

Issuance of Stock in connection with Conversion of debt	11,020,605	110,206	404,794

For services	5,168,500	51,685	221,943

Net Loss			660,289

Balances, December 31, 2002	89,304,589	$893,045	$24,872,604	$(25,617,229)

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

Basic loss per share is based on the weighted-average number of shares of common stock outstanding for the period, which were ($.007), ($.005), and ($.002) for the year ended December 31, 2002, 2001 and 2000 respectively.

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

NOTE 2 —DUE FROM RELATED PARTIES AT DECEMBER 31, 2001

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

NOTE 6—CONVERTIBLE PROMISSORY NOTES

During the year 2002, the Company sold one (1) year Convertible Promissory Notes totaling five hundred twenty thousand dollars ($520,000).  At the option of the Note holders, the Notes were convertible into Common Stock of the Company at the rate of between one (1) share for each $.10 to $.25 of face value of the indebtedness represented by the Notes, together with interest at the annual rate of two percent (2%) above the prime rate quoted by Citibank of N.A., since management believed it was unable to repay the Notes when they became due.  In order to induce the Note Holders to convert the Notes by year end 2002 when the quoted price per Common Share, as traded on the Pink Sheet Market was between $.02 and $.08 per share, the Company offered to convert the Notes at the rate of one (1) share for each $.05 of indebtedness represented by each Note, together with accrued interest.  As a result of the Company’s offer, all Note Holders converted their Notes into eleven million twenty thousand six hundred and five (11,020,605) shares of Common Stock, including accrued interest, at an average price of $.047 per share.

In November and December 2001 Convertible Promissory Notes totaling two hundred ninety three thousand dollars ($293,000) issued during the second quarter of 2001 were converted into 6,582,982 shares of Common Stock which included accrued interest.  The Notes were converted at an average price of $.0445 when the bid price of the Common Stock, as traded on the Pink Sheet Market, was $.05 per share.

All Notes were converted into restricted common stock of the Company as the term is defined under the Securities Act of 1933. All proceeds have been used to defray current expenses.

NOTE 7 —GOING CONCERN UNCERTAINTY

As indicated in Note 4, the Company emerged from Chapter 7 in September 1998 and has not yet commenced operations. These factors create uncertainty as to the Company’s ability to operate as a going-concern and continue in business. Management plans to develop a wagering system that allows casino patrons and individuals outside the casino to play along with live casino table games. The first step in the plan is to conduct testing. Unless the Company is able to obtain sufficient funds, none of the tests and initial development work can commence. The Company plans to obtain the necessary funding by offering its common stock, or Senior Cumulative Convertible Preferred Shares in a private placement, or selling limited joint venture participations in future “play along with casino game” franchises.

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

KENILWORTH SYSTEMS CORPORATION
QUARTERLY DATA
2002 AND 2001

	1Q02	2Q02	3Q02	4Q02	1Q01	2Q01	3Q01	4Q01
Net Sales	$0	0	0	0	0	0	0	0

Gross Profit	0	0	0	0	0	0	0	0

Net Loss	$38,542	69,167	321,191	231,389	77,625	138,180	101,975	103,711

Net Loss per Share

Basic	$.007	$.007	$.007	$.007	$.005	$.005	$.005	$.005

Diluted	$.007	$.007	$.007	$.007	$.005	$.005	$.005	$.005

NOTE 10—STOCK OPTIONS

The Company does not plan, at this time, to make any adjustments to its financials as the result of having issued stock options totaling three million five hundred thousand (3,500,000) Common Shares of the Company.  The exercise price of the stock options are two dollars ($2.00) per share, well above the price per share of the Common Stock for the last five (5) years.

NOTE 11—PREPAID ITEMS

At the Board of Directors Meeting held on July 17, 2002 the Board authorized the issuance of five million (5,000,000) shares of authorized but unissued Common Stock of the Corporation to the Directors in lieu of Director’s compensation and liabilities insurance for the ensuing year: Gino Scotto, Kit Wong, Patrick J. McDevitt, Joyce Clark and Maureen Plovnick were each issued one million (1,000,000) shares of restricted Common Stock of the company at a price of $.05 per share, the equivalent of fifty thousand dollars ($50,000) for each Director, a total of $250,000.  The $250,000 has been recorded for Services Rendered in the Statement of Stockholder’s Deficit.

CERTIFICATION

I, Herbert Lindo, certify that:

1.                                       I have reviewed this annual report on Form 10-K and the amendments on Form 10-K/A of Kenilworth Systems Corporation;

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

4.                                       As registrant’s certifying officer I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared and amended;

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (March 27, 2003); and

c)                                      presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of March 27, 2003 and November 24, 2003;

5.                                       All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified and eliminated any material weaknesses in internal controls; and

a)                                      any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 24, 2003	By:	/s/ Herbert Lindo
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