Form 10-Q
period 2003-09-30
KENILWORTH SYSTEMS CORP
filed 2003-12-03
CIK 55234

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                                  Quarterly report pursuant to Section 13 OR 15(D) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

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

The number of shares of common stock, $.01 par value of the Registrant outstanding as of November 1, 2003 was: 126,888,594

PART IV – INTRODUCTORY NOTE

a)                                      The Company’s Financials have not been reviewed by an Independent Auditor.

b)                                     The financials are presented as a Development Stage Corporation.

c)                                      The acquisition cost of Patent No. US 6,575,834 BI has been reduced from $2,500,000 to $357,100.  Accordingly, the Financial Statements for the quarter annual periods ending March 31 and June 30, 2003 on FORM 10-Q will be restated to adjust the reduction of the acquisition cost of the Patent (see Note 10).

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Controls and Procedures

PART II – OTHER INFORMATION

Item 2.	Changes in Securities and Use of Procedures
Item 6.	Exhibits and Reports on Form 8-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 discusses financial projections, information or expectations about our proposed products or markets, or otherwise makes statements about future events, such statements are forward-looking.  We are making these forward-looking statements in reliance on the safe harbor provision of the Private Securities Litigation Reform Act of 1995.  Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.  These risks and uncertainties are described, among other places in this Quarterly Report, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report.  When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

PART I – FINANCIAL INFORMATION

KENILWORTH SYSTEMS CORPORATION

INDEX TO FORM 10-Q

PART I.

FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

KENILWORTH SYSTEMS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30 2003	December 31 2002
	(unaudited)
ASSETS

Cash	$23,176	$10,071
Prepaid expenses	125,000	232,544
Due from sale of Convertible Note	50,000	—
Property, Plant and Equipment, Net	15,408	13,263

CURRENT ASSETS	$213,584	$255,878
Patent	357,100
TOTAL ASSETS	$570,684	$255,878

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Accrued Liabilities	$123,831	$93,883
Payroll Taxes Payable	8,400	13,575
Notes Payable within one year	128,196	—
Notes Payable after one year (auto)	9,369	—
TOTAL LIABILITIES	$269,796	$107,458

Common Stock, $.01 par value, authorized 200,000,000 shares; issued and outstanding 89,304,589 in December 31, 2002 and 126,888,594 on September 30, 2003	$1,268,885	$893,045
Paid in capital	25,331,142	24,872,604

Deficit	(26,499,139)	(25,617,229)
TOTAL STOCKHOLDERS’ EQUITY	$300,888	$148,420
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$570,684	$255,878

See accompanying notes.

KENILWORTH SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS

OF OPERATION AND DEFICIT

	Three-Months Ended September 30		Nine-Months Ended September 30
	2003	2002	2003	2002
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Sales	0	0	0	0
Costs and Expenses:
Selling, general and administrative expenses	$89,451	$321,191	$781,910	$428,900

Total Costs and Expenses	89,451	321,191	781,910	428,900

Net loss	89,451	321,191	781,910	428,900
Deficit-Beginning of period	(26,309,688)	(24,995,482)	(25,617,229)	(24,956,940)
Deficit-End of period	(26,399,139)	(25,385,840)	(26,399,139)	(25,385,840)

Loss per Share of common stock	0.0007	0.005	0.006	0.004
Average number of shares outstanding	126,888,594	89,204,589	124,388,139	89,204,589

See accompanying notes.

KENILWORTH SYSTEMS CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine-month ended September 30
	2003	2002
	(unaudited)	(unaudited)
CASH FLOWS USED IN OPERATING ACTIVITIES

Net Loss	$775,426	$(107,709)
Adjustments to reconcile net income to net cash used in operating activities:
Stock issuance for services rendered	176,520	268,628
Depreciation	1,992	6,212
Changes in operating assets and liabilities:
Due from shareholder	50,000	42,106
Prepaid expenses	(125,000)	(277,817)
Accrued expenses and taxes	132,231	107,458
Total Adjustments	235,743	146,587
Net cash used in operating activities	(539,683)	(282,313)

CASH FLOW FROM INVESTING ACITIVITIES
Purchase of Property and Equipment	$(15,408)	$(13,263)
Net cash used in investing activities	(15,408)	(13,263)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans payable	128,196	0
Proceeds from stock issuances	440,000	317,966

Net cash provided by financing activities	568,196	317,966
Cash paid during period for:
Net increase (decrease) in cash	13,105	22,390
CASH — BEGINNING OF PERIOD	10,071	1,127
CASH — END OF PERIOD	$23,176	$23,517

See accompanying notes.

KENILWORTH SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Kenilworth Systems Corporation and subsidiaries (“Kenilworth”) contain all adjustments (consisting of only normal accruals) necessary to present fairly the consolidated balance sheets as of September 30, 2003 (unaudited) and December 31, 2002 (unaudited) and the related statements of operations and for each of the three and nine-month periods ended September 30, 2003.

The results of operations for the nine-month periods ended September 30, 2003 are not necessarily indicative of the results for the entire year.

NOTE 2 - THE COMPANY AND NATURE OF BUSINESS

Kenilworth Systems Corporation (the “Company”) was incorporated in New York in April 1968 and now plans to be engaged in the business of developing and manufacturing terminals and design systems that permit individuals from remote locations, to play along with live in progress casino table games via TV (simulcast) to subscribers of digital satellite and digital cable broadcasts around the world.

The Company was in bankruptcy proceedings under Chapter 7 and 11 of the Bankruptcy Code for the period from August 28, 1982 through September 28, 1998. The Company ceased all operations, between February 2, 1991 through September 28, 1998.

The Company emerged from Chapter 7 bankruptcy on September 28, 1998 and plans to be engaged in the development, manufacturing, marketing and operation of a system that allows casino patrons to play along with live table games in-progress via TV satellite broadcasts on TV sets and terminals located on racetracks, hotel rooms, bars and at home.

NOTE 3 - PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Kenilworth Systems Corporation and its wholly owned subsidiaries: Video Wagering Systems Corporation, Roulabette™ Nevada Corporation, Kenilworth Systems Nevada Corporation and Kenilworth Systems (UK) Limited. None of these subsidiaries has any assets or liabilities.

NOTE 4 - EARNINGS PER SHARE

The Company computes and presents loss per share in accordance with the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 128 “Earnings Per Share”.

Basic loss per share is based on the weighted-average number of shares of common stock outstanding for the periods, which were $0.0007, $0.005, and $0.006 for the year ended December 31, 2002, and the periods September 30, 2003 and 2002.

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

NOTE 8 - PROPERTY AND EQUIPMENT

Property and Equipment are stated at cost. For financial reporting purposes, property and equipment are depreciated utilizing the Straight-Line Method over the estimated useful lives of the related assets as follows:

YEARS
Office Equipment	5
Vehicles	5

Property and Equipment consist of the following as of September 30, 2003 and September 30, 2002:

	Nine-month ended September 30
	2003	2002
Office Equipment	$3,939	$2,939
Vehicles	13,461	8,500
	$17,400	$11,439
Less-Accumulated Amortization	1,992	4,576
Total Property and Equipment, Net	$15,408	$6,863

Depreciation expense for the periods ended September 30, 2003 and 2002 was $1,992 and $4,576 respectively due to the theft of vehicle and insurance reimbursement.

NOTE 9 – NON-CASH TRANSACTIONS

During the year 2002, the Company sold one (1) year Convertible Promissory Notes totaling five hundred twenty thousand dollars ($520,000).  At the option of the Note holders, the Notes were convertible into Common Stock of the Company at the rate of between one (1) share for each $.10 to $.25 of face value of the indebtedness represented by the Notes, together with interest at the annual rate of two percent (2%) above the prime rate quoted by Citibank N.A.  Management believed it was unable to repay the Notes when they became due, the Company offered the Note Holders to convert the Notes by year end 2002 when the quoted price per Common Share, as traded on the Pink Sheet Market was between $.02 and $.08 per share, to convert the Notes at the rate of one (1) share for each $.05 of indebtedness represented by each

Note, together with accrued interest.  As a result of the Company’s offer, all Note Holders converted their Notes into eleven million twenty thousand six hundred and five (11,020,605) shares of Common Stock, including accrued interest, at an average price of $.047 per share.

During the nine-month period ended September 30, 2003, the Company sold one (1) year Convertible Promissory Notes totaling four hundred and twenty thousand dollars ($420,000).  At the option of the Note Holders, the Notes were convertible into Common Stock of the Company at various conversion prices.  The Company made an offer to the Holders to convert the Notes at $.05 per share in order to avoid insolvency.  All the Note holders accepted the Company’s offer and the Company issued to the Note Holders nine million three hundred ten thousand fourteen (9,310,014) shares of Common Stock, including accrued interest, at an average price of $0.047 per share.

During the nine-month period ended September 30, 2003, the Company issued Common Stock in lieu of payments for services rendered in the amount of $176,520 of which $125,000 of the amount is included for services to be rendered by Directors of the Company for the year commencing on September 30, 2003 and in settlement of debt for other services in the amount of $51,520 for 355,594 shares at a price of $0.145 per share.

NOTE 10 – PATENT ACQUISITION

When the United States Patent Office advised Herbert Lindo that his Patent has passed preliminary reviews, the Board of Directors (with Mr. Lindo abstaining) voted to issue to Mr. Lindo 20,000,000 shares of the Company’s Common Stock in lieu of a payment of $2,500,000, which the Board considered fair consideration for Mr. Lindo’s invention, which he assigned to the Company.  The issuance of the 20,000,000 Common Shares to Mr. Lindo was subject to Shareholders’ approval.

 The Board of Directors directed all Shareholders to vote in favor of the proposal in the Company’s Proxy Statement for the 2003 Shareholder’s Meeting.

At the Annual Meeting of Shareholders held on May 28, 2003, sixty-six percent (66%) of the Shareholders were present or represented by proxies.  The Shareholders, among other matters, approved the issuance of 20,000,000 Common Shares for investment to Mr. Lindo for having assigned his invention Patent No:  U.S. 6,575,834 B1, issued June 10, 2003, Titled: “System and Method for Remote Roulette and Other Game Play Using Game Table at Casino” to the Company.

Originally, the Company placed a value of $2,500,000 on the Patent, but since Mr. Lindo is a controlling Shareholder, the Chairman of the Board of Directors and President of the Company, GAAP regulations do not permit the valuation of a Patent by the Board of Directors.  Accordingly, the Company has assigned a value of $375,100, which is the actual costs the Company had previously expensed beginning in August 2000 for filing the Patent throughout the industrialized world, in forty-nine (49) countries, and for additional fees paid to maintain the Patent applications in the foreign countries.  The valuation of $357,100, or $.018 per share for the shares issued to Mr. Lindo, exceeds the par value of the Company’s Common Stock of $.01 per share.  The Company therefore did not sustain a capital loss by having to reverse the Patent valuation.

NOTE 11 - GOING CONCERN UNCERTAINTY

As indicated in Note 2, the Company emerged from Chapter 7 in September 1998 and has not yet commenced manufacturing operations. These factors create uncertainty as to the Company’s ability to operate as a going-concern. Management plans to develop a wagering system that allows casino patrons and individuals outside the casino to play along with live casino table games. Among the first steps in the plan is to conduct feasibility testing. Unless the Company is able to obtain a casino site to conduct the test and sufficient funds, none of the tests and initial development work can commence. The Company plans to obtain the necessary funding by offering its common stock, or Senior Cumulative Convertible Preferred Shares in private placements, or selling limited joint venture participations in future “play along with casino game” franchises. There can be no assurances the Company can be successful in obtaining such financing, which may result in the termination of the business.

The accompanying financial statements have been prepared assuming the Company is a going-concern and do not reflect adjustments, if any, that would be necessary if the Company were not a going-concern.

NOTE 13 – PREPAID ITEMS

At the Board of Directors Meeting held on October 8, 2003, the Board authorized the issuance of two million five hundred thousand (2,500,000) shares of authorized but unissued Common Stock of the Corporation to the Directors in lieu of Director’s compensation and liabilities insurance for the ensuing year commencing on September 30, 2003:  Gino Scotto, Maureen Plovnick, Kit Wong, Patrick J. Mc Devitt and Joyce Clark were each issued five hundred thousand (500,000) shares of restricted Common Stock of the company at a price of $.05 per share, the equivalent of twenty-five thousand dollars ($25,000) for each Director, a total of one hundred twenty-five thousand dollars ($125,000).  The $125,000 has been recorded for Services Rendered.

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

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION   AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Since we emerged from bankruptcy proceedings on September 28, 1998 we did not have any revenues from operations. We sustained substantial losses from general administrative expenses amounting of $660,289 in year 2002 and for the nine-months ended September 30, 2003 we sustained losses from general administrative expenses amounting to $781,910 compared to a loss of $428,900 for the three quarters ending September 30, 2002. Kenilworth did not have any revenues from operations during the past thirteen (13) years and there can be no assurances that it will ever have revenues from present planned operations.

LIQUIDITY AND CAPITAL RESOURCES

Our present plans are to develop a wagering system dubbed “Roulabette™” that would allow patrons in the industrialized world to play and wager on live in-progress simulcast casino table games on terminals placed in hotels, resorts, bars and other public gathering places and in homes and offices on personal computers (PC’s) or television sets connected to set top boxes for Interactive TV via digital satellite and digital cable broadcasts emanating from strictly regulated casinos.

A first step will be to conduct a one (1) month feasibility test of the system at a casino site to prove the viability of broadcasting live in-progress table games around the world.

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

RISKS

Specific reference is made to each of the risks described in Item 7 of the Form 10-K for December 31, 2002 and on page 2 under the discussion Special Note Regarding Forward-Looking Statements For Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995 and Risk Factors”. Reference is also made to future filings under Forms 10-Q and Forms 10-K and filings under the Securities Exchange Act of 1934 as amended and as may be applicable under the Securities Act of 1933 as amended.

PART II.

OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS:

None of any consequences

Item 2.	CHANGE IN SECURITIES:

None

Item 3.	DEFAULT UPON SENIOR SECURITIES:

None

Item 4.	SUBMISSION OF A MATTER TO A VOTE OF SECURITIES HOLDERS:

None

Item 5.	OTHER INFORMATION:

The Company plans to hold its Annual Meeting of Shareholders in May 2004 with proxy materials mailed to shareholders of record in April 2004 prior to the proposed meeting dates.

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
Herbert Lindo President and Chief Financial Officer
December 1, 2003