Form 10-Q/A
period 2003-03-31
KENILWORTH SYSTEMS CORP
filed 2004-03-24
CIK 55234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment 1.

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

c)                                      The acquisition cost of Patent No. US 6,575,834 which originally was presented on a Pro-Forma basis, has been eliminated in the amended filing and is included in the restated financials for the quarter period ended June 30, 2003 at the actual filing costs of the Patent of $357,100.

PART I – FINANCIAL INFORMATION

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 discusses financial projections, information or expectations about our proposed products or markets, or otherwise makes statements about future events, such statements are forward-looking.  We are making these forward-looking statements in reliance on the safe harbor provision of the Private Securities Litigation Reform Act of 1995.  Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.  These risks and uncertainties are described, among other places in this Quarterly Report, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report.  When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

PART I – FINANCIAL INFORMATION

KENILWORTH SYSTEMS CORPORATION

INDEX TO FORM 10-Q

PART I.

FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

KENILWORTH SYSTEMS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31 2003	December 31 2002
	(unaudited)

ASSETS

Cash	$12,950	$10,071
Prepaid expenses	156,272	232,544
Due from sale of Convertible Note	50,000
Property, Plant and Equipment, Net	16,736	13,263
TOTAL ASSETS	245,958	$255,878

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Accrued Liabilities	$108,614	$93,883
Payroll Taxes Payable	2,600	13,575
Notes Payable within one year	97,996	—
Notes Payable after one year (auto)	10,665

TOTAL LIABILITIES	$219,875	$107,458

Common Stock, $.01 par value, authorized 200,000,000 shares; issued and outstanding 89,304,589 in December 31, 2002 and 98,650,945 on March 31, 2003	$986,509	$893,045

Paid in capital	25,210,278	24,872,604
Deficit	(26,170,704)	(25,617,229)
TOTAL STOCKHOLDERS’ EQUITY	$26,083	$148,420
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$245,958	$255,878

See accompanying notes.

KENILWORTH SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS
OF OPERATION AND DEFICIT

	Three-month ended March 31
	2003	2002
	(unaudited)	(unaudited)

Revenues:	$0	$0
Sales
Costs and Expenses:
Selling, general and administrative expenses	$553,475	$38,452
Total Costs and Expenses	$553,475	$38,542

Net loss	$553,475	$38,542
Net loss	$553,475	$38,542
Deficit — Beginning of period	(25,617,229)	(24,956,940)
Deficit — End of period	(26,170,704)	(24,995,482)

Loss per Share of common stock	$0.005	$0.000
Average number of shares outstanding	98,650,945	73,115,484

See accompanying notes.

KENILWORTH SYSTEMS CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three-month ended March 31
	2003	2002
	(unaudited)	(unaudited)
CASH FLOWS USED IN OPERATING ACTIVITIES

Net Loss	$553,475	$38,542
Adjustments to reconcile net income to net cash used in operating activities
Depreciation
increase (decrease) in due	664
to related party	(429)	429
Increase (Decrease) in accrued liabilities	201,148	18,727

NET CASH USED IN OPERATING ACTIVITIES	(352,092)	(19,156)

Cash flows from Investing Activities
Purchase of Equipment	$(13,461)	$

CASH FLOWS FROM
Conversion of Promissory Notes	338,483

FINANCING ACTIVITIES
Increase (decrease) in due to Affiliate	20,000	(20,000)
Proceeds from issuance of Convertible Promissory Note	35,000	15,000
Net cash provided by financing Activities	$380,022	$5,000
Net Increase (Decrease) in cash	(7,930)	5,614
CASH — BEGINNING OF PERIOD	20,880	15,266
CASH — END OF PERIOD	$12,950	$20,880

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

The results of operations for the three-month period ended March 31, 2003 are not necessarily indicative of the results for the entire year.

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

NOTE 10 - GOING CONCERN UNCERTAINTY

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

NOTE 11 - COMMITMENTS AND CONTINGENCIES

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

Ex 31.1 Certification of Chief Financial Officer of the Company Required by Rule 13a-14(a) or Rule 15d-14(c) of the Exchange Act

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

KENILWORTH SYSTEMS CORPORATION

By:	/s/ Herbert Lindo
Herbert Lindo, President and Chief Financial Officer
March 23, 2004