Form 10-Q/A
period 2003-06-30
KENILWORTH SYSTEMS CORP
filed 2004-03-24
CIK 55234

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
c)

The acquisition cost of Patent No. US 6,575,834 B1 titled “SYSTEM AND METHOD FOR REMOTE ROULETTE AND OTHER GAME PLAY USING GAME TABLE AT A CASINO” issued June 10, 2003, which was valued by the Board of Directors of the Company at $2,500,000 has been reduced to the actual costs of filing and processing the Patent in the United States and in forty-nine (49) foreign countries to $357,100.  The cost will increase annually by approximately $15,000 to $20,000 for certain semi-annual and annual “maintenance fees” payable to the foreign Patent Offices, which may take up to five (5) years.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Controls and Procedures

PART II – OTHER INFORMATION

Item 2.	Changes in Securities and Use of Procedures
Item 6.	Exhibits and Reports on Form 8-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-Q for the three (3) month and six (6) month periods ended June 30, 2003 discusses financial projections, information or expectations about our proposed products or markets, or otherwise makes statements about future events, such statements are forward-looking.  We are making these forward-looking statements in reliance on the safe harbor provision of the Private Securities Litigation Reform Act of 1995.  Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.  These risks and uncertainties are described, among other places in this Quarterly Report, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report.  When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

PART I – FINANCIAL INFORMATION

KENILWORTH SYSTEMS CORPORATION

INDEX TO FORM 10-Q

PART I.

FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

KENILWORTH SYSTEMS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30 2003	December 31 2002
	(unaudited)
ASSETS

Cash	$42,221	$10,071
Prepaid expenses	121,107	232,544
Due from sale of Convertible Notes	50,000	—
Property, Plant and Equipment, Net	16,072	13,263
CURRENT ASSETS	229,400	$255,878
Patent Acquisition Cost	357,100	—

TOTAL ASSETS	$586,500	$255,878

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Accrued Liabilities	$128,440	$93,883
Payroll Taxes Payable	5,600	13,575
Notes Payable within one year	128,196	—
Notes Payable after one year (auto)	10,065	—

TOTAL LIABILITIES	$272,301	$107,458

Common Stock, $.01 par value, authorized 200,000,000 shares; issued and outstanding 89,304,589 in December 31, 2002 and 121,322,757 issued or to be issued on June 30, 2003	$1,213,227	$893,045

Paid in capital	25,410,660	24,872,604

Deficit	(26,309,688)	(25,617,229)
TOTAL STOCKHOLDERS’ EQUITY	$314,199	$148,420

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$586,500	$255,878

See accompanying notes.

KENILWORTH SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS

OF OPERATION AND DEFICIT

	Three-Months Ended June 30		Six-Months Ended June 30
	2003	2002	2003	2002
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Sales	0	0	0	0
Costs and Expenses:	0	0	0	0
Selling, general and administrative expenses	$138,984	$69,167	$692,459	$107,709

Total Costs and Expenses	138,984	69,167	692,459	107,709

Net loss	138,984	69,167	692,459	107,709

Deficit-Beginning of period	(26,170,704)	(24,995,482)	(25,617,229)	(24,956,940)
Deficit-End of period	(26,309,688)	(25,064,649)	(26,309,688)	(25,064,649)

Loss per Share of common stock	0.001	0.000	0.005	0.001
Average number of shares outstanding	121,322,757	75,285,048	121,322,757	75,285,048

See accompanying notes.

KENILWORTH SYSTEMS CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six-month ended June 30
	2003	2002
	(unaudited)	(unaudited)
CASH FLOWS USED IN OPERATING ACTIVITIES

Net Loss	$692,459	$107,709
Adjustments to reconcile net income to net cash used in operating activities
Depreciation	1,328	2,288
Increase in receivables	0	3,000

Increase (Decrease) in accrued liabilities	19,826	27,553
NET CASH USED IN OPERATING ACTIVITIES	(671,305)	(74,865)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Equipment	$(13,461)	$0
Patent acquisition costs	(357,100)

Proceeds from stock issuance	558,483	10,000

CASH FLOW FROM FINANCING ACTIVITIES
Increase (decrease) in due to Affiliate	$486,320	(23,000)
Proceeds from issuance of Convertible Promissory Note	0	120,000
Net cash provided by financing Activities	674,242	143,000
Net Increase (Decrease) in cash	32,150
CASH — BEGINNING OF PERIOD	10,071	24,739
CASH — END OF PERIOD	$42,221	$25,706

See accompanying notes.

KENILWORTH SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Kenilworth Systems Corporation and subsidiaries (“Kenilworth”) contain all adjustments (consisting of only normal accruals) necessary to present fairly the consolidated balance sheets as of June 30, 2003 (unaudited) and December 31, 2002 (unaudited) and the related statements of operations and for each of the three and six-month periods ended June 30, 2003 and 2002 and December 31, 2002 cash flows for the six-month periods ended June 30, 2003 and 2002.

The results of operations for the six-month period ended June 30, 2003 are not necessarily indicative of the results for the entire year.

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

The Company was granted a U.S. Patent # U.S. 6,575,834 on June 10, 2003 for “System and Method for Remote Roulette and Other Game Play Using Game Table at a Casino”.  The Patent grant places the Company in a singularly prominent position.  It has been filed for approval in forty-nine (49) countries including Russia and China.  It protects the Company’s broadcast of live in-progress casino table game play for wagering throughout the industrialized world for the next seventeen (17) years.

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