Form 10-K
period 2003-12-31
KENILWORTH SYSTEMS CORP
filed 2004-05-18
CIK 55234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 0-08962

KENILWORTH SYSTEMS CORPORATION
(Exact name of registrant as specified in its charter)

NEW YORK	84-1641415
(State of Incorporation)	(I.R.S. employer identification no.)

185 WILLIS AVENUE, MINEOLA, NEW YORK	11501
(Address of principal executive offices)	(Zip Code)

(516) 741-1352
(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

(TITLE OF CLASS)
Common Stock, par value $.01 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by court. Yes ☒ No ☐

The number of shares outstanding of the Company’s Common Stock as of December 31, 2003 totaled 100,412,753 Shares.

At the Annual Meeting of Shareholders the Shareholders approved the issuance of 20,000,000 Shares of Restricted Common Stock to Herbert Lindo, the President of the Company for having assigned to the Company the Patent that was granted on June 10, 2003.  Titled “System and Method For Remote Roulette and Other Game Play Using Game Table at a Casino”.  Upon Mr. Lindo’s request, the Shares have not been issued.  (See Part III Item 12 Beneficial Ownership (1).)

The aggregate market value of the voting stock held by non-affiliates 55,912,753 of the Company on March 22, 2004 was $23,674,454. The price at which the common stock sold on the aforesaid date was $0.26.

FORWARD LOOKING STATEMENTS

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

Readers should amongst the other statements contained herein and future filings with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed, carefully review in Item 7 the following: “Cautionary Statements for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995 and Risk Factors”. All of the Risk Factors contained therein should be carefully read.

INTRODUCTORY NOTE TO PART IV

The Consolidated Financial Statements for this Annual Report on Form 10-K for the year ended December 31, 2003, as presented, have NOT BEEN AUDITED by Independent Auditors.  The report by Independent Auditors is expected to be completed by May 30, 2004 and will be filed as an Amendment to these Financial Statements.  The delay Is caused in part by the following prior year statements.

INTRODUCTORY NOTE

An Amendment No. 3 hereto for FORM 10-K/A to the Annual Report on FORM 10-K for the year ended December 31, 2002 was filed to restate certain amounts which were reported and revised in the presentation of the Company’s Consolidated Statements for the years ended December 31, 2002.

The items amended were as follows:

Part IV           The Company’s financial for 2002 were not audited.

The financials are presented as a Development Stage Corporation.

Throughout the Financial Reports all references to financial data now indicate that the Company sustained only Losses and Deficits since emerging from Bankruptcy Proceedings in September 1998.

PART I

ITEM 1—DESCRIPTION OF BUSINESS

THE COMPANY

Kenilworth Systems Corporation, hereinafter referred to as “Kenilworth” or “we”, was incorporated on April 25, 1968 under the laws of the State of New York.

PLANNED BUSINESS

Kenilworth’s business presently is solely in the planning stage. We plan to engage in the development, manufacturing and marketing of an operation entitled Roulabette™. Roulabette™ would allow casino patrons and other players to play along with live in-progress casino table games such as Roulette, Craps and Baccarat and more via digital satellite and digital cable television broadcasts (simulcasts) emanating from strictly regulated casinos located in the United States and other locations around the world, to self-sufficient computer terminals dubbed “Roulabette™” and digital satellite and cable TV set top boxes. The

Roulabette™ terminal is a concept intended to be built and there can be no assurances that it will ever be built.  The microprocessor to be installed in the TV set top boxes have not been designed. We have as at December 31, 2003, no agreements, customers or proposals for any future business and there can be no assurances that we will ever have same.

Our present plans are to develop a wagering system that would allow patrons throughout the industrialized world to play and wager on live casino table games called “Roulabette”™ which can be viewed and wagered upon in hotels, resorts, bars and other public gathering places and in homes and offices on personal computers (PC’s) or television sets connected to set top boxes for Interactive TV via digital satellite and digital cable broadcasts emanating from strictly regulated casinos.

On March 28, 2002, the Company had entered into a contract with Archon Corporation for a thirty (30) day test to simulcast live in-progress roulette table game action that eventually could allow players worldwide to wager along with table players at Archon’s Pioneer Casino in Laughlin, Nevada. The test, a world first, was to demonstrate to the Nevada Gaming Control Board, and other U.S. and foreign Gaming Regulators that have regulated gaming forums, such as lotteries, racing, OTB, etc., the benefits of the Kenilworth “Play Along with Nevada Live” concept.

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

The Nevada State Legislature meets for only ninety (90) days once every two (2) years.  The current session began on February 3, 2003.   We retained lobbyists and legislative advisors to introduce legislation that, if approved, will establish the regulatory framework for worldwide simulcasts, via digital satellite transmission of live, in-progress, casino table game play.  The Nevada Senate Committee on Judiciary comprised of seven (7) Senators met on April 8, 2003 and after hearing testimony from various interested parties, and the Company, failed to take any action on the bill to enact provisions governing live game broadcasts (BDR 41-1174) because of lack of time available for further hearings.

(The thirty-six [36] page minutes of the Nevada Senate Judiciary hearing are available on www.leg.state.nv.us/72nd/minutes/senate/jud/final/2562.html.)

If the proposed legislative bill had been passed and signed by the State of Nevada’s governor, Kenilworth would have initially broadcast Roulette, Craps and Baccarat games to jurisdictions around the industrialized world.  As the result of the failure to act upon the legislation, Kenilworth is in active negotiations with the owners of the seventy-five thousand (75,000) square foot Dynasty Hotel and Resort Casino located in Tinian, Commonwealth of the Northern Mariana Islands, a U.S. Commonwealth and the Authorities of the Northern Marians, the Tinian Casino Gaming Control Commission and the office of the Mayor of Tinian, all of which will share in the net revenue earned by Kenilworth from the live game broadcast primarily to the Asian market.  This market consists of an estimated one hundred seventy million (170,000,000) satellite and cable subscribers, all of whom are potential wagerers.

It may be that in order for hotels not to be required to obtain casino licenses in their jurisdictions to offer “Roulabette”™, they may have to limit the wagering to minimal amounts, so as to qualify the games as entertainment for registered hotel guests.  Resort gaming may establish a trend for the entire hotel industry worldwide.

In the event a substantial amount is won by a player, Kenilworth will make payment to the winner, via money wire transfer to the establishment which managed the wager within twenty-four (24) hours.  Kenilworth will establish a worldwide cage for winning payments; or, a guarantee of payment by a well-recognized international bank.

When playing along with live table games from a highly regulated jurisdiction, players will be assured that the game results are exactly what they see; and, playing along with casino table games such as roulette, craps and baccarat we believe will provide interaction, fun and far more excitement than playing make believe animated (virtual) games. It is the next best thing we believe to actually being at the table.

To conduct the initial broadcast Kenilworth believes it will require ten million dollars ($10,000,000) and there are no assurances we will ever be able to obtain any of such money. At present, the Company does not have the funds available but hopes to obtain same, from investors, as soon as Kenilworth can commence broadcasting from the Dynasty casino and other casinos throughout the world.

In prior years, Kenilworth completed a prototype system that allowed casino patrons to play along with live in-progress casino table games only within the confines of a casino, via closed circuit television. Also in 1990, we developed and delivered for the TAB (Totalizator Agency Board) a quasy government agency of the State of Victoria, Australia, a cashless slot machine system. Both systems required debit cards and central mainframe computers to manage the wagers. By making use of the expertise applied in the development of the aforementioned systems we plan to develop a second-generation system that will manage the wagers by the microprocessor installed in TV Set Top boxes to receive satellite broadcasts. This as planned would allow a player in an interactive manner, at a remote location (outside the casino confines), to experience the actual play and excitement at the casino table game and to make wagers on the various games, without having to be physically present at the casino or casino table.  There are no assurances we will be able to successfully develop any system.

The proposed system dubbed “Roulabette”™ also will provide Roulabette™ terminals that may be placed in resorts, racetracks or other gathering places which consists of a personal computer (PC) with two (2) monitors.  One monitor will display the live in-progress casino table game play as well as advertising.  The second, which will be outfitted with a touch screen, allows a player to place wagers directly over the games displayed on the first monitor.  It will also have a variable denomination bill acceptor and a bar code ticket dispenser.  Both monitors will be housed in an attractive enclosure. The Roulabette™ terminal will be the size of a typical “low boy” slot machine (desk top height).  Each terminal would be self-sufficient, manages wagers from $0.25 to $100.00 or the equivalent in most any currency, and receives the table game play via simulcast digital satellite TV transmissions (with dish antennas) or local cable connection from legally operating casinos throughout the industrialized world.

Where authorized, hotels, resorts clubs and other public gathering places will be able to offer casino table game action in their establishments without incurring the costs to operate a casino. The Roulabette™ terminal is expected to offer an alternative to slot machine players. There are now believed to be more than ten (10) million slot machines played throughout the world.

Kenilworth will seek to promote to state lotteries and foreign jurisdictions, and other state regulated entities, the ability to operate websites that will manage the wagers. The program will ask state legislatures to amend their lottery horse/dog racing and OTB legislation to include Roulabette™ wagering or promulgate new legislation. There are no assurances that the necessary approvals will be granted.

We believe there are powerful arguments for state legislatures to amend their Lottery Acts to include “Play Along with Roulabette™ Live”. Lottery revenue is gradually decreasing in every state. Thirty-two (32) states and the District of Columbia are pooling their lottery prizes with the “Power Ball” and “Big Game” national lotteries. In most of these states, the state lottery finds it difficult to obtain sufficient numbers of players to make up a minimum weekly lottery prize of one million dollars ($1,000,000). In most states, the revenue from lottery play benefits education. States need something more attractive to restore revenue. With “Play Along with Roulabette™ Live”, there is interaction, excitement and fun. All which we believe may be at much better odds than may be offered by the lotteries. The lotteries can establish maximum wagers daily, weekly and monthly limits, and monitor compulsive gamblers, and limit their play by use of lottery terminals to make deposits in cash to wager along.

Features Archive

This following feature has been prepared by the groupe of Sorbonne University’s DESS   Communication Audiovisuelle in Paris, France under the direction of Julien Favre.

FOCUS
Casino table game broadcast live on TV, and interactive!
by Julien Favre, Chief Editor, iTVi

Subscribers to digital satellite and cable programs will soon be able to bet as they watch live, in-progress casino table game action, thanks to a new (a patented) system developed by Kenilworth Systems Corporation that will involve States lotteries...

Bet As You Watch Casino

The “Bet As You Watch Casino” service will be deployed in conjunction with States Lotteries. Digital TV subscribers will go to their local lottery agents and buy an “admission ticket”. The ticket will allow them to access the interactive service.

The service will consist of television simulcast broadcasts of live in-progress casino table game action. Viewers will be able to bet exactly as they were in the casino playing at the table.

The program will include Hollywood entertainment and commentators (much like commentators of sporting events) in order to assist players with the rules and strategies of the games.

Distribution

The first viewers to access the service will probably be Asians. Kenilworth is presently actively exploring casino broadcast sites to the Asian market, which has twice as many digital satellite subscribers than the U.S. and U.K. combined.

A highly regulated initiative

Exclusively licensing lotteries and their operators for the cash deposits required for wagering on the programs will assist Kenilworth in its efforts to make sure the under aged won’t participate in the casino action. Lottery Terminal Operators must observe the minimum age laws under criminal penalty.

A special effort will also be made to identify compulsive gamblers. By monitoring all wagering action, the system will be able to identify problematic gamblers and limit or shut down their obsessive gambling habits.

Business model

Revenues from the admission tickets will be split between Kenilworth and the State lotteries, OTB offices and Race track owners.

Technology

Kenilworth has been granted a U.S. Patent for the interactive television wagering system in June 2003, which Patent has also been filed in forty-nine (49) countries including China and Russia.

The Patent was assigned to the Company when it was pending in 2000 by its inventor Herbert Lindo.

Kenilworth’s technology involves a microprocessor that is incorporated in the TV Set Top Box used by the viewer to receive the digital satellite broadcasts. The microprocessor manages the wagers.

Once play along in homes and other public gathering places has started, we intend to introduce casino games such as “limited tournament play”. For twenty-five dollars ($25.00), players would be able to sign up with their respective lottery operators and make up to thirty (30) wagers on any table game. The individual that wins the most money during a specific tournament game period may win as much as a million dollars ($1,000,000) in addition to their game play win. As more interactive play along with casino games develops throughout the world, the prizes can be increased and multiplied. The limited tournament play games can be scheduled more than once a day, during specific hours of the day, on specific days or nights of the week or once or twice a month. Actual live experience will determine scheduling.

The gaming industry is comprised primarily of five (5) service industries: (1) traditional pari-mutuel wagering on horse and dog racing; (2) casino, Indian Reservations, and riverboat gambling; (3) lotteries; (4) charitable organization gambling (Bingo and Las Vegas Nights); and (5) Sports book.

Kenilworth intends to operate primarily in the casino segment.

KENILWORTH MANIFEST

(The Manifest contains forward-looking statements

which is based upon our beliefs and expectations of which there can be no assurances.

See “Risk Factors” contained in Item 7)

Casino gambling throughout the world, in every form, is on the increase.  Most jurisdictions need the revenue from gambling to balance their budgets or increase their tax collection.  Recently a newspaper report published in the Wall Street Journal in March 2004 indicated that nineteen (19) states are exploring to use gambling to raise funding needed for schools and other tax relief.

Kenilworth Systems Corporation expects to be able to provide, of which there can be no assurances, simulcast gaming worldwide, giving everyone the opportunity of playing a casino table game as if they were on the floor of a major casinos.  This project would provide all of the benefits and actual excitement of playing in a casino as actually being at the casino.   Gaming enthusiasts will welcome the chance to place wagers on live in-progress casino table games, whether they are at a local tavern, hotel, resort, racetrack or other public gathering place, or at home.  Kenilworth hopes to be able to lead the industry in this area, and its Patent and Patent pending and its technology we believe would allow all of this to happen of which there can be no assurances.

Our proposed system has the potential to replace the existing one thousand (1,000) foreign virtual gambling websites now in play, which garnished more than five (5) billion dollars from U.S. citizens in 2003 violating the 1961 Wire Act without paying any U.S. taxes.  We expect that players will prefer to “Play Along with a Live Casino Game” versus a virtual make believe game, assisting the U.S. Attorney General’s Office curbing illegal wagering in the United States by foreign website operators and enticing the public into wagering illegally.

Initially, the proposed broadcasts will be of Roulette, Craps and Baccarat games.

We may franchise the simulcast which may allow broadcasts to jurisdictions that have approved gaming regulations.

Kenilworth will offer to share a percentage of its worldwide net winnings with the state, and other foreign jurisdictions, and the appropriate sponsoring casinos.

All franchisees will be required to make the broadcasts available to digital satellite and digital cable subscribers in their jurisdictions.   Kenilworth, as part of its marketing plan, will supply the appropriate TV, cable, and interactive equipment (for betting terminals) to the franchisee.

The various Regulatory Authorities will monitor all franchisees of the Kenilworth System.  A violation of their regulations by a franchisee may result in a termination of the franchise.

For “Play Along With Roulabette™, Live” a franchisee will be required to provide the at home player with the ability to deposit funds into their pre-paid gambling accounts anytime, and on the spur of the moment.

We hope to provide Licensed Betting Offices (bookmakers) in Europe, lottery operators and OTB offices in the U.S., to manage the wagering accounts for at home players.  They will be able to accept last minute deposits.  In jurisdictions, which have lottery terminals in place, arrangements will be made with the lottery to accept instant deposits and pay winners, using the lottery terminals as the managing device.

A player will simply mark a ticket with his/her Set Top Box and TV set Identification Number, together with the amount to be deposited.  From that point on, the procedure is the same as selecting lottery numbers.  A winner can be paid using the reverse procedure.

Betting offices and lottery terminal providers will either share in the net win managed by each, or be paid a fixed commission for the amount deposited.

Where authorized, hotels, resorts, clubs, pubs, racetracks and other public gathering places (the “site”) will be able to offer casino table game action in their establishments without incurring casino operating costs.  At our expense, we will place Roulabette™ terminals and/or advanced PDA’s at the site, enabling wagering via the site’s television sets.

It may be that in order for hotels not to be required to obtain casino licenses to offer “Roulabette”™, they may have to limit the wagering to minimal amounts, so as to qualify the games as entertainment for registered hotel guests.  Resort gaming we believe will establish a trend for the entire hotel industry.

In the event a substantial amount is won by a player, Kenilworth will make payment to the winner, via money wire transfer to the establishment within twenty-four (24) hours.  Kenilworth will establish a worldwide cash cage for winning payments; or, a guarantee of payment by a well-recognized international bank.

In August 2002, the Attorney General of the United States Office informed the Nevada Gaming Control Board (Chairman and Commissioner Dennis Neilander, Esq.) that Internet wagering is in violation of the 1961 Wire Act and, therefore, cannot be permitted in the United States or transmitted from the United States to other countries in the world.  Previously, the Nevada State Legislature had approved Internet gambling (February 2001) subject to the approval by the U.S. Attorney General’s office.  Nevada is the only state that approved Internet gambling.  Most states have outlawed Internet gambling. Others have taken no action.

Our proposed simulcast, via digital satellites, will not use a wire transmission and communication facility. We are not within the constraints of the Internet gambling interdiction.  Our broadcast is similar to horseracing and sporting events, where the simulcast is transmitted via satellites to the various satellite dish subscribers, and then downloaded to cable companies.  Licensed Betting Offices, OTB offices and racetracks that offer out of state horse racing would pick up the satellite broadcasts with their own dish antennas.  We believe broadcasting casino play action via satellite transmission within state boundaries does not violate the Federal 1961 Wire Act.  We further believe it will be permitted by the Interstate Horseracing Act of 1978, USC 300, Et. Seq.  There can be no assurances of the foregoing.

Last September, the House of Representatives voted and passed the Internet Gambling Enforcement Act, which bans credit and debit cards, checks, “Western Union type” wire transmission and all other means of transferring money for use in connection with Internet Wagering. Since the Senate did not approve a companion Bill, the House and Senate must pass the legislation again in 2004.  We believe there appears to be an anti-Internet gambling sentiment in Congress and passage by both houses appears certain.  Our method is distinct, as players using our system, unlike the Internet, will be subject to state casino regulations and will not be permitted to use credit or debit cards. We believe are there no U.S. prohibitions to simulcast live action of casino games as long as the wagers are placed and wagered within the state.

In our proposed worldwide plans, wagers would be placed with Licensed Betting Offices and lottery terminal operators.  They would be only permitted to accept cash at their offices or lottery terminal locations.  Currently, they would be obliged to make sure that no one underage places or collects wagers on horseracing, sporting events or the lottery.  The same would apply when they accept wagers or pay winnings on our live simulcast broadcasts.  We believe, although there can be no assurances, that our system is simple and 100% foolproof.

Initially our proposed simulcast will be for entertainment purposes only and will start with broadcast emanating from casinos outside of the United States and delivered to foreign jurisdictions that permit our type of casino gambling until the anti-casino expansion sentiment subsides in the United States Congress. Our proposed broadcasts may actually contain live entertainment produced in Hollywood.  Thirty (30) minutes of gambling, then thirty (30) minutes of entertainment, then thirty (30) minutes of gambling and then back to entertainment.  The entertainment would be inserted the same as commercials are presented on TV shows.

We believe the proposed broadcast does not require any sophisticated electronics; only the acceptance by the satellite and cable operators and the approval of the Federal Communications Commission.  We have been unofficially advised that, for entertainment only (no wagering), our broadcasts will be classified the same as any program now being broadcast via the networks.  For gambling, we will require an FCC license, which we would have to obtain (simulcasting of horse racing requires an FCC license).

As the Justice Department has prevented the EchoStar and DirecTV merger, we would like, without assurances to be able to franchise these companies.  Initially, they might broadcast our simulcasts for advertising revenue.  Later, with live games, they would share in the net win, which is what we expect to negotiate in Europe and Asia.

BSkyB (NewsCorp.) and Vivendi (France) are both leaders in the betting business.  They presently control satellite broadcasts in Europe for turf and sport wagering (soccer) and we will without assurances attempt to reach a license with them.

LOGICAL QUESTIONS:

(The following is a series of some questions, and what we believe,

without assurances, are our answers to them.)

(1.)          Why aren’t major casinos in Nevada and Atlantic City that have substantial resources, and the casino table games, competing with us?

The answer is simple.  They are casino operators.  If they, even by accident, have a minor playing along with their broadcasts, or commit any other violation, they could lose their Nevada or Atlantic City and other state Casino or foreign licenses.  Establishing a subsidiary for their transmissions does not absolve them from the violation.  Kenilworth is not a licensed casino operator.  Kenilworth holds the U.S. Patent for remote casino wagering and they would be able to operate under our license.

Further, if we commence broadcasting from the gaming capital of the world, we plan to broadcast from five (5) strip casinos in rotation, in order that each casino will have the opportunity, on certain days, to broadcast during prime time.  When we manage the broadcast in their casino, we will have the same crew in the communication room (4 technicians, 24 hours a day, 7 days a week).  For example, on Monday at Caesar’s, Tuesday at the Venetian, Wednesday at MGM, and so on.  If another casino attempts to compete with us, we believe they will violate our patent.  They would also have to engage their own crews (24 hours a day, 7 days a week), hire the same satellite provider for their broadcast to Europe and Asia, and pay a percentage of their net win to other franchisees (at least the same percentage of our net win or more, as we all will compete to have them manage the wagering).

We believe that the Nevada casinos would fare better in accepting a percentage of our net win, which they would receive without any operating costs.  We believe they might be exempt from Nevada taxes, as we propose to share our revenue with states that permit our broadcasts.

Net win is determined before deduction of expenses.  It’s a term used to collect taxes on gambling revenue (table drop) before operating expenses.  In Europe, and now in some states in the U.S., this tax amounts to an average of twenty percent (20%), with minimum annual taxes of up to one hundred million dollars ($100,000,000).

We propose to offer a percentage of our net win to any state.  On a worldwide basis revenue could reach, in the not too distant future, in the three to five hundred billion dollar range ($300-500 billion).  That could earn billions of dollars annually to participating jurisdictions.  Law enforcement agencies estimate that Americans wagered $380 billion in 2001 on sporting events (mostly illegally).  Our proposed system can be regulated and controlled (unlike Internet sites).

(2.)                               Why wouldn’t the U.S. Congress also prevent simulcasting of live casino table games, like it has with Internet gambling?

The Interstate Horse Racing Act of 1978 permits simulcasts of races via satellite transmission between states, which are then downloaded to cable systems.  Horse and sporting club owners are traditional and substantial contributors to House and Senate campaigns.  It is big business that we believe would have to be abolished if our proposed simulcasts are outlawed.  The probability of its abolition is remote.

(3.)                               What happens if the Nevada State Legislature does not, or cannot, authorize the live game broadcasts?

We will endeavor to proceed outside the U.S. similarly to the Dynasty casino on Tinian.  We will seek to introduce our proposed legislation to other states such as New Jersey, Michigan, New Orleans and Connecticut.

(4.)                               What will happen if non-casino or casino operators attempt to compete with us?

If they do, they run the risk of an injunction and incurring triple damages.  The U.S. Patent titled “System and Method For Remote Roulette and Other Game Play Using Game Table At A Casino” for remote live in-progress casino play was issued on June 10, 2003 to Kenilworth and has been filed for approval in forty-nine (49) industrialized countries including Russia and China.

(5.)                               Will there be opposition by Nevada casino operators?

The past has proven to the Nevada casino industry that as more casinos are built in the United States (we believe there are now seven hundred fifty [750] casinos outside of Nevada), more visitors come to Nevada. Our worldwide broadcasts would substantially enhance the overall demand to visit Las Vegas or any other state or jurisdiction that permits our broadcasts, and to other casinos from which we will broadcast.

SUMMARY:

(1.)  Kenilworth’s business presently is solely in the planning stage. We plan to engage in the development, manufacturing, marketing of an operation entitled Roulabette™. Roulabette™ would allow casino patrons and other players to play along with live in-progress casino table games such as Roulette, Craps and

Baccarat and more via digital satellite and digital cable television broadcasts (simulcasts) emanating from strictly regulated casinos located in the United States and other locations around the world, to self-sufficient computer terminals dubbed “Roulabette™” and digital satellite and cable TV set top boxes. The Roulabette™ terminal is a proposal intended to be built and there can be no assurances that it will ever be built.  The microprocessor to be installed in the TV set top boxes have not been designed. We have as at December 31, 2003, no agreements, customers or proposals for any future business and there can be no assurances that we will ever have same. Reference is also made to each of the “Risk Factors” that are set forth in Item 7.

(2.)   In order not to endanger the viability of the their local casinos, we believe, without any assurances that the Nevada Legislature should allow our proposed simulcasts, as there are too many other prominent and well-regulated casinos in the U.S. from which our simulcasts can be transmitted around the world.  For example, Atlantic City, N.J., Connecticut, (Foxwood and Mohegan Sun, the two most profitable casinos in the world), Detroit, New Orleans, etc. Most casinos are owned by the very same casino operators we plan to solicit in Las Vegas.  Nevada is the world capital and leader of the casino industry.  As such, it cannot afford to pass up our new innovation.

(3.)    Our Roulabette™ terminals, wherever they would be placed in bars, resorts, hotels, racetracks, etc. will only be leased to the operators by the leasing company, which we will engage for that purpose.  If a terminal cannot meet the minimum revenue necessary to pay the monthly leasing charges, it will be moved to another location.  By placing Roulabette™ terminals at horse race tracks, which also offer slot machines, we will be transforming them into complete casinos, without the inherent start up and operating costs.

(4.)   If Nevada approves the simulcasts, of which there can be no assurances, we believe, it could spell the end of most of the existing one (1) thousand Internet Virtual casino websites around the world.  It will be likely that no one would wager with a make believe casino game when they know that they can play along with a live game from Las Vegas or other foreign jurisdiction.

We believe the thousand virtual casino websites via the Internet obtain sixty percent (60%) of their annual revenue from customers in the U.S.

Although Internet gambling is outlawed, we believe it is presently not very well enforced by the U.S. Justice Department.  Much of the opposition in Congress against Internet gambling stems from the fact that the websites are not legitimate, and may even be used for money laundering.  Further, the websites do not effectively prevent minors and underage college students from wagering.  Approximately one hundred (100) entities control the thousand websites. When one site experiences losses, it is shut down and another site is created.  We expect that a majority of these sites will shut down because of our simulcasts, thus directly reducing the number of sites, which need to be policed.

Simulcast broadcasts of digital satellite and digital cable transmissions around the world must meet, and will be supervised by, the regulations by the gaming authorities of the broadcasting casino and the jurisdiction, which receives the broadcast.  We believe the supervision will not be difficult to enforce, because all simulcast wagering is “cash only”, from regulated, supervised betting sites.  There are no wire money transfers with banks and no credit or debit cards permitted.  We believe this fact should ease any opposition from concerned citizens and anti-gambling groups, as regulation and enforcement responsibility will be vested in each individual state (or foreign jurisdiction).

We believe Kenilworth was the first to use color personal computers (PC’s) to replace electromechanical slot machines (1988).  We provided the software for the first Tabaret located at the Menzie at the Rialto in Melbourne, Australia, which opened in November 1990.  This consisted of cashless, variable denomination and multiple game virtual PAT’s (“Player Activated Terminals”).   Prior thereto Kenilworth sponsored, with the assistance of three Nevada casino operators, legislation to permit cashless wagering in the state of Nevada.  The legislation, which is in the form of an amendment to existing casino control statutes, permits the use of account cards (debit cards) and was signed into law by Governor Richard H. Bryan on June 13, 1985.

Kenilworth has been a publicly traded Company since 1968. Prior to commencing its endeavors into its proposed business in 1988, it provided security systems to Nuclear Electric Generating Plants in the U.S. and foreign countries, as well as time/attendance systems at a major department store chain.

MARKETING STRATEGY/SALES PLAN

 In order to develop the Roulabette™ terminal and the Roulabette™ broadcasts, we estimate at this time, that we will need at least approximately ten million dollars ($10,000,000). We do not have this money nor do we have any agreements or understanding to procure this money. We may never get this money. If we do obtain this money, it may not be sufficient. Further, should such monies be available it may not be available on terms satisfactory to Kenilworth or it may be available on such terms that substantially dilute the interest of existing shareholders. If we obtain this money, we will need substantial additional funds for the proposed marketing plan and there can be no assurances that such funds will ever be available to allow Kenilworth to engage in business on a profitable basis.

At the present time, we do not have any employees who will be able to develop Roulabette™. It will be necessary for us to obtain personnel qualified and with the expertise to develop Roulabette™. We believe at this time we would require initially six (6) additional employees and several consultants and there can be no assurances of our being able to obtain any necessary personnel. There can be no assurances of the availability of any such employees and consultants.  The Company will outsource the development of Roulabette™ and the microprocessors for the TV set top boxes.

In the United States Kenilworth hopes to refrain from using the Worldwide Web (WWW) Internet to manage wagers from individuals outside of the casino confines. Legislators have voiced strong objections to having their constituents’ gamble one-on-one against computers located on Caribbean islands, totally unregulated. In Roulabette™, the play-along broadcast emanates from casinos that are regulated by strict and comprehensive rules and state and jurisdiction regulations, enforced by gaming control regulators and everybody plays along with the same live table game. There is a world of difference between playing in a virtual make believe casino compared with an actual casino.

For the reasons stated, Kenilworth will ask state lotteries, Off-Track Betting (OTB) corporations, pari-mutuel race tracks, and other state and federal regulated agencies to manage the wagers from individuals playing along on their PC’s and their television sets using interactive TV set top boxes that convert regular television sets into minicomputers within their state or jurisdiction. There can be no assurances that we will be able to obtain any arrangement with any of these entities or that they would be on suitable terms.

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

After we obtain permission to play Roulabette™ of which there can be no assurances,  in a given state and engages a wager management organization in order to promote digital satellite and interactive television to the state’s residents, Kenilworth would install the eighteen (18) inch dish antenna and converter box required to receive digital TV programming and interactive TV at its own cost, if the subscriber opens a Roulabette™ wagering account for two hundred dollars ($200). In addition, Kenilworth would pay the monthly subscription fees to view all digital TV programming offered and the internet service provider (ISP) subscription fee if the customer wagers at least one hundred twenty dollars ($120) each month—win, lose, or draw—makes no difference.

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

To gain approval for our Roulabette™-style gambling in jurisdictions that have not approved any gambling legislation, Kenilworth proposes to engage lobbyists to introduce, promote, and obtain legislative approval to permit Roulabette™-style gambling. Our strategy is to find depressed resort areas an have the resort/hotel operators convince their local politicians of the benefits to their business and the local economies and request them to promote legislative approval, either state-wide or limited to their areas. Riverboat gambling started to rehabilitate decaying waterfronts. Roulabette™ can do the same in depressed economic areas.  No assurances can be given that we can obtain any such approvals.

When the live casino TV broadcasts are beamed for global viewing, Kenilworth will seek out similar organizations, as proposed for the United States and betting shops and slot route operators that can provide the servicing of individual accounts and placement of Roulabette™ terminals in hotels, clubs, pubs, racetracks, etc. In all instances, we plan to offer only profit sharing arrangements to franchisees, which will require leasing all the equipment necessary to the franchisee, to discourage competition.

In overseas installations, wherever permitted, Kenilworth will make use of the WWW Internet only to manage the wagers, and only in jurisdictions that permit the data collection of the gambler not for the live broadcast.

COMPETITION

Many segments of the gaming industry are characterized by intense competition, with a large number of companies offering the same type of wagering products and services. None of these companies at present are believed to offer the same or similar equipment or systems as intended by Roulabette™. The most likely competition will come from slot machine manufacturers who could relatively quickly adapt slot machines to play along with live casino table games. We believe there are three (3) major slot machine manufacturers in the world, all of which have vastly greater capital resources and substantially more personnel than the Company and may have under development systems that directly compete with Roulabette™.

Our present plans are to broadcast the live casino table games from companies that own casinos throughout the industrialized world. Other casino owners may start their own broadcasts and have their own terminals manufactured that compete with Kenilworth after Kenilworth has done all its pioneering for play-along wagering.

PATENTS

On June 10, 2003, our U.S. patent for the various aspects of wagering on live in-progress casino table games via digital satellite transmission and other means of transmission, was granted by the U.S. Patent Office and we have taken the steps to protect our interests in forty-nine (49) other countries of the industrialized world.  The Company recently submitted a disclosure for a Patent for accepting wagers for Roulabette™ by lottery terminal operators to the U.S. Patent Offices. There can be no assurances that foreign patents will be issued and that challenges will not be instituted against the validity or enforceability of our patent.

GOVERNMENT REGULATIONS

Kenilworth has no licenses from any casino regulating authorities and may not require any casino licenses at the present time and may never become able to obtain any licenses that we will require in the future. Each state has its own regulations, and in states where Kenilworth does business, Kenilworth will have to comply with these regulations and there can be no assurances that it will be able to do so or obtain the necessary license in an applicable jurisdiction. The following discussion is not necessarily complete, or current regarding laws and regulations that may be applicable to us.  Any present laws are also subject to future change, amendment or cancellation.

New Jersey

In order to sell its Roulabette™ wagering systems from casinos in New Jersey, Kenilworth must be licensed by the New Jersey Casino Control Commission (CCC) in accordance with the New Jersey Casino Control Act as a manufacturer and distributor of gaming equipment. We will have to make arrangements to apply for licensing in New Jersey. The New Jersey Commission may require that persons holding in excess of five percent (5%) of the publicly traded equity securities of Kenilworth qualify under the Casino Control Act. Any beneficial holder of the voting securities owned may be required to file an application, be investigated, and have his qualifications determined if the CCC has reason to believe that such ownership may be inconsistent with the declared policies of the Casino Control Act.

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

No publicly traded corporation is eligible to apply for, or hold gaming licenses in Nevada. A publicly traded corporation may be registered and found suitable to acquire or to hold an interest in a corporate subsidiary, which holds such gaming licenses. Before Kenilworth may do business in Nevada, it will have to register with the Nevada Gaming Regulators as a publicly traded holding company and found suitable to hold an interest in a licensed subsidiary. After an investigation is completed, licensing may take ninety (90) days or more. No proceeds from the public sale of securities by a registered holding company may be used to acquire, construct, operate, or finance gaming facilities in Nevada or to retire or extend obligations incurred for such purposes unless the public offering of those securities has been approved by the Nevada Gaming Regulators.

The Nevada Gaming Regulators may require any individual who has a material relationship with it to be investigated and licensed or found suitable. Any person who acquired five percent (5%) or more of Kenilworth’s securities must report the acquisition to the Nevada Gaming Regulators. Any person who becomes a beneficial owner of ten percent (10%) or more of Kenilworth’s securities must apply for a finding of suitability. The Nevada Regulators have the power to investigate any security holder of Kenilworth.

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

Tinian (Northern Mariana Group)

We believe the Tinian Casino Control Commission of the Northern Marianas Island Group mirrors the requirements of the New Jersey Regulations.  At the time of the issuance of this Annual Report on Form 10-K for the year ended December 31, 2003, we were unable to determine the exact outcome of the Tinian

Casino Control Act of 1989 which has been amended several times by various court actions and to the best available information have not been finalized.   Since we are only seeking permission to broadcast live in-progress casino table games from the only casino in the Marianas Group we believe the New Jersey Casino Regulations will more than adequately describe the revised Tinian Regulations.

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

FABRICATION/ASSEMBLY OPERATION

When we start to market the Roulabette™ Wagering System, of which there can be no assurances, we plan to engage sub-contractors to assemble/manufacture the terminals from standard or specially manufactured (to our specifications) electronic, TV, and other components purchased from vendors or manufactured by subcontractors.

EMPLOYEES

Kenilworth at present has five (5) full time employees. Four (4) perform administrative work and one (1) other work on research related to casino wagering and marketing around the world in addition to the officers that manage the affairs of the Company. The Company has engaged consultants that may manage the proposed satellite transmission programs, and others that may assist in the marketing of Roulabette™ broadcasts throughout the industrialized world.

BACKLOG

We do not have any backlog.

ITEM 2—PROPERTIES

Kenilworth leases two thousand  (2,000) square feet in an office building paying ($2,500) per month rent pursuant to a three (3) year lease commenced in June 2003.

ITEM 3—LEGAL PROCEEDINGS

Since emerging from Chapter 7 Bankruptcy Proceedings on September 23, 1998, Kenilworth has not been involved in any significant legal proceedings.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages and positions held by each of Kenilworth’s directors and executive officers are as follows:

NAME	AGE	OFFICES AND POSITIONS HELD	FIRST ELECTED OFFICER OF KENILWORTH

HERBERT LINDO	78	PRESIDENT,CHAIRMAN OF THE BOARD AND CHIEF FINANCIAL OFFICER	1972

GINO SCOTTO	34	CHIEF EXECUTIVE OFFICER AND DIRECTOR	2001

MAUREEN PLOVNICK	37	CORPORATE SECRETARY, VICE PRESIDENT AND DIRECTOR	2000

JOYCE CLARK	67	VICE PRESIDENT AND DIRECTOR	1998

KIT WONG	74	VICE PRESIDENT AND DIRECTOR	1999

PATRICK J. MC DEVITT	62	VICE PRESIDENT AND DIRECTOR	2001

All of the above executive officers and directors have been elected to serve until the next Annual Meeting of Shareholders or until their respective successors are elected and qualified. The Board presently anticipates that the next Shareholders Meeting will be held in June 2004.

PART II

ITEM 5— MARKET PRICES OF THE COMPANY’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

(a) After Kenilworth emerged from Bankruptcy Proceedings in September of 1998, its Common Stock resumed trading on the OTC Pink Sheets under the old trading symbol “KENS”. The following table sets forth high and low closing sales prices for our Common Stock, as reported on the OTC Pink Sheets.

	LOW	HIGH
2002

January 1, 2002
Through March 31, 2002	$.02	$.25

April 1, 2002
Through June 30, 2002	$.08	$.25

July 1, 2002
Through September 30, 2002	$.05	$.13

October 1, 2002
Through December 31, 2002	$.02	$.08
2003

January 1, 2003
Through March 31, 2003	$.05	$.215

April 1, 2003
Through June 30, 2003	$.08	$.19

July 1, 2003
Through September 30, 2003	$.0575	$.20

October 1, 2003
Through December 31, 2003	$.038	$.118
2004
January 1, 2004
Through March 31, 2004	$.06	$.40

(b)  Holders. There were approximately seven thousand (7,000) holders of record of Common Stock of Kenilworth as of December 31, 2003.

(c)  Dividends. Kenilworth has not paid any dividends on its Common Stock. We plan to apply any earnings it achieves to expansion of the business and does not expect to pay any dividends in the foreseeable future.

(d)  No underwriters were involved in the sale of the unregistered Convertible Promissory Notes.  Exemption from registration is claimed under Section 4(2) of the SEC Act of 1933 as amended.  The proceeds from the sale of all unregistered securities have all been used for working capital.

(e)  Equity Compensation Plan Information

The following table summarizes the equity compensation plans under which Kenilworth Systems Corporation common stock may be issued as of December 31, 2003.

	(a) Number of securities to be issued upon exercise of outstanding options	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Plan Category

Equity compensation plans approved by security holders	6,000,000	$1.00	4,000,000

ITEM 6—SELECTED FINANCIAL DATA

The following table summarizes certain selected financial data and is qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements and related Notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.

Selected Financial Data for the five (5) years ended December 31, 2003, are as Follows:

SUMMARY OF OPERATIONS

	2003	2002	2001	2000	1999	1998
Net sales from operations	$0	$0	$0	$0	$0	$0
Other income
Net Loss	$832,168	$660,289	$421,491	$136,589	$11,830	$4,300,403
Loss per common share	$0.008	$.007	$.005	$.002	$.01	$.07
Loss per common share-diluted	$0.008	$.007	$.005	$.002	$.01	$.02
Consolidated Balance Sheet Data:
Total assets	$593,038	$225,878	$120,811	$47,859	$9,034	$8,034
Current liabilities	$274,346	$107,458	$100,730	$28,365	$242	$7,912
Stockholders’ equity	$318,692	$148,420	$20,081	$19,494	$8,792,	$.112

ITEM 7— MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(A) RESULTS OF OPERATIONS

Since we emerged from bankruptcy proceedings on September 23, 1998, we have had no revenues from operations, and therefore sustained losses from general administration expenses amounting to $832,168 in 2003 and $660,289 in 2002. Kenilworth has had no revenues from operations during the past eleven (11) years and there can be no assurances that it will ever have revenues from present planned operations.

(B) LIQUIDITY AND CAPITAL RESOURCES

Kenilworth has not conducted any business and operations since 1991. At December 31, 2003 our working capital was $7,136. In Kenilworth’s present state of operation to formulate a viable business plan, Kenilworth requires very little funding to continue this planning. We have been dependant upon the resources of its President who receives no compensation and funds received from private investors. Totaling $406,000 in 2003 and $520,000 in 2002.  In addition the Company issued restricted Common Stock for services primarily to consultants and for legal services totaling $596,440 in 2003 and $498,627 in 2002.

Our present plans are to develop a wagering system dubbed “Roulabette™” that would allow patrons all over the industrialized world to view and wager on live casino table games on terminals placed in hotels, resorts, bars and other public gathering places and in homes and offices on personal computers (PC’s) or television sets connected to set top boxes for Interactive TV via digital satellite and digital cable broadcasts emanating from strictly regulated casinos.  At present we do not have sufficient liquidity and capital resources to develop our business or to remain in business and we may never have such resources.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND RISK FACTORS

The information contained in this Form 10-K and Kenilworth’s other filings with the Securities Exchange Commission contain “forward- looking” statements within the meaning of section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbors created thereby. Such information involves important risks and uncertainties that could significantly affect results in the future and, accordingly, such results may differ from those expressed in any forward looking statements herein. Future operating results may be adversely affected as a result of a number of factors. Set forth below are certain important factors that could cause actual results to differ materially from those in such “forward-looking” statements that are directed to each shareholder and potential shareholder of Kenilworth.

You should not rely on forward-looking statements in this Form 10-K because they are inherently uncertain. This Form 10-K contains forward-looking statements that involved risks and uncertainties. We use words such as “anticipates”, “believes”, “plans”, “expects”, “future”, “intends” and similar expressions to identify such forward- looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-K. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by Kenilworth as described below and elsewhere in this Form 10-K.

RISK FACTORS

NO OPERATING HISTORY

We have had no revenues from operations since 1991. We emerged from our bankruptcy proceedings in 1998 without assets and liabilities. We have had no revenues from operations since then and we may never have any revenues from operations in the future, which may result in the termination of our business.

WE HAVE NO WORKING CAPITAL

As of December 31, 2003 the working capital of Kenilworth is $ 7,136. This will not enable Kenilworth to achieve any of its planned operations. There can be no assurances that Kenilworth will ever have sufficient working capital to engage in its planned operations.

OUR BUSINESS IS ONLY IN THE PLANNING STAGE

Kenilworth’s business presently is solely in the planning stage. We plan to engage in the development, manufacturing, marketing of an operation entitled Roulabette™. Roulabette™ would allow casino patrons and other players to play along with live in-progress casino table games such as Roulette, Craps and Baccarat and more via digital satellite and digital cable television broadcasts (simulcasts) emanating from strictly regulated casinos located in the United States and other locations around the world, to self-sufficient computer terminals dubbed “Roulabette™” and digital satellite and cable TV set top boxes. The Roulabette™ terminal is a proposal intended to be built and there can be no assurances that it will ever be built.  The microprocessor to be installed in the TV set top boxes have not been designed. We have as at December 31, 2003, no agreements, customers or proposals for any future business and there can be no assurances that we will ever have same.

WE NEED AT LEAST TEN MILLION DOLLARS ($10,000,000)

In order to develop the Roulabette™ terminal and the Roulabette™ broadcasts, we estimate at this time, that we will need at least approximately ten million dollars ($10,000,000). We do not have this money nor do we have any agreements or understanding to procure this money. We may never get this money. If we do obtain this money, it may not be sufficient. Further, should such monies be available it may not be available on terms satisfactory to Kenilworth or it may be available on such terms that substantially dilute the interest of existing shareholders. If we obtain this money, we will need substantial additional funds for the proposed marketing plan and there can be no assurances that such funds will ever be available to allow Kenilworth to engage in business on a profitable basis.

OUR BUSINESS IS SUBJECT TO OUR ABILITY TO OBTAIN AND RETAIN KEY PERSONNEL

At the present time, we do not have any employees who will be able to develop Roulabette™. It will be necessary for us to obtain personnel qualified and with the expertise to develop Roulabette™. We believe at this time we would require initially six (6) additional employees and several consultants. There can be no assurances of the availability of any such employees and consultants.  The Company expect to outsource the development of Roulabette™ and the microprocessors for the TV set top boxes.  No assurances can be given that the Company will be able to do this successfully.

WE ARE DEPENDANT UPON OUR PRESIDENT

Kenilworth has been dependant upon the services of its president Herbert Lindo who is seventy-eight (78) years old. Herbert Lindo has performed his services during the past recent years without compensation. Should Kenilworth procure working capital, there can be no assurances that he will continue to work without receiving compensation. There also can be no assurances of Herbert Lindo’s continued availability.  We believe without assurances that present management is capable to continue our present plans in the event that Herbert Lindo is not available.

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

WE WERE GRANTED A PATENT FOR THE VARIOUS ASPECTS OF SIMULCAST WAGERING

On June 10, 2003, the U.S. patent for the various aspects of wagering on live in-progress casino table games, was granted by the U.S. Patent Office to Herbert Lindo, the Inventor and which Patent was assigned by Herbert Lindo to the Company in August 2000.  We filed the Patent for approval in forty-nine (49) countries in the industrialized world including Russia and China. There can be no assurances that foreign patents will be issued and the challenges will not be instituted against the validity or enforceability of our patent.  Herbert Lindo also filed a Patent in the U.S. Patent Offices to use lottery terminals to accept deposits for wagers placed with the TV set top boxes, which has also been assigned to the Company by Herbert Lindo.

OUR ROULABETTE™ TERMINALS ARE SUBJECT TO VARIOUS FEDERAL, STATE, LOCAL AND FOREIGN JURISDICTION LAWS AND REGULATIONS

The use of Roulabette™, may be subject to various federal, state and local laws and regulations both in the United States and foreign countries. There can be no assurances that we will ever be able to obtain licenses or permits necessary to conduct our business or that we will be able to comply with these applicable laws and regulations.

The Roulabette™ system is planned to allow casino patrons and other players to play along with live in progress casino table games such as Roulette, Craps and Baccarat and more via digital satellite television and digital cable programming emanating from regulated casinos. There can be no assurances that casino operators will ever participate in Kenilworth’s business.

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

SHARES ELIGIBLE FOR FUTURE SALE COULD CAUSE OUR STOCK PRICE TO FALL

If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could fall. As of March 30, 2004 we had 140,480,261 shares of Common Stock outstanding of which approximately 91,000,000 are eligible for sale by our Shareholders under Rule 144 of the Securities Act of 1933 as amended or are otherwise registered for sale.

WE DO NOT INTEND TO PAY DIVIDENDS

We are not able to pay any dividends because we have no funds available to do so. Even if we had funds available, we do not intend or declare to pay any dividends on our common stock in the near future.

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements, the accompanying notes are filed as part of this Report annexed at the end of this report.  See ITEM 15.

ITEM 9—CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company’s prior year auditors discontinued their business during 2002.  The Company restated the Annual Reports for the periods ended December 31, 2001 and 2002 and the first and second quarter periods ended March 31 and June 30, 2003 as a Development Stage Company.  The restatements were not audited.  The financials for the year ended 2003 are audited.

ITEM 9A—CONTROLS AND PROCEDURES

a.)            Disclosure Controls and Procedures

 The Company has evaluated, under the supervision and with the participation of the Company’s management including the Company’s Chairman and Chief Executive Officer along with the Company’s Chief Financial Officer who is the President, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15 (e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Report.  Because of the inherent limitations in all control systems evaluation of controls can provide only reasonable assurance that all control issues and instances of fraud, if any, within the Company have been detected.  However, based on that evaluation, the Company’s Chairman and Chief Executive Officer along with the Company’s Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Report at a reasonable assurance level.

b.)           Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the annual period ending December 31, 2003, that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position

Herbert Lindo	78	Director, Chairman of the Board, President, Treasurer, and Chief Financial Officer

Gino Scotto	36	Director and Chief Executive Officer

Maureen Plovnick	37	Director, Corporate Secretary and Vice-President

Kit Wong	74	Director and Vice-President

Patrick McDevitt	63	Director and Vice-President

Joyce Clark	67	Director, Financial Officer and Vice-President

Herbert Lindo has been President, Treasurer and Chief Financial Officer of Kenilworth since 1972. Since Kenilworth’s emergence from bankruptcy, he has also served as Chief Executive Officer until July 17, 2002 when Gino Scotto was elected to that office.  Mr. Lindo devotes his full time to the business of the Registrant.

Gino Scotto has been the financial officer of Scotto Brothers a national hospitality, restaurant and hotel owner/operator for the past 5 years. He recently resigned from Scotto Brothers, to devote more time to managing the affairs of the Company. He was elected a Director and Chief Executive Officer on July 17, 2002.  Mr. Scotto devotes only part of his time to the business of the Registrant.

Maureen Plovnick was elected the Corporate Secretary in August 2001 and a Director in October 2002. Mrs. Plovnick is a 1989 graduate of Fordham University and holds a Bachelor of Science degree in Marketing with minors in both Psychology and Sociology. Before joining the Company, Mrs. Plovnick was employed in her profession by Fortunoff and The Hyman Companies.  Mrs. Plovnick devotes her full time to the business of the Registrant.

Kit Y. Wong has served as a Director of Kenilworth since 1999. He is part owner and operator of several Chinese restaurants in the New York metropolitan area.  Mr. Wong devotes only a portion of his time to the business of the Registrant.

Patrick J. McDevitt has been a licensed representative for Securities firms for the past five (5) years. He recently retired from the Securities business and will devote all of his time as a Vice President of Marketing for the Company.  Mr. McDevitt devotes only a portion of his time to the business of the Registrant.

Joyce D. Clark has served as a Director of Kenilworth since 1998. Since 1991 she has served as controller of Long Island Wholesalers Inc., a wholesale door manufacturer. She is also the sister of Betty S. Svandrlik, the former Corporate Secretary and presently the Assistant Corporate Secretary of Kenilworth, who is engaged in business as a medical transcriber. Joyce D. Clark is the ex-wife of Herbert Lindo, they divorced in 1980.   Mrs. Clark devotes only a portion of her time to the business of the Registrant.

DIRECTORS IN OTHER PUBLIC COMPANIES

NONE

CRIMINAL/BANKRUPTCY/SEC VIOLATIONS WITHIN THE LAST FIVE (5) YEARS

NONE

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires Kenilworth’s executive officers and directors, and persons who beneficially own more than ten percent (10%) of our Common Stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Executive Officers, Directors and greater than ten percent (10%) beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely on representations from our Executive Officers and Directors, we believe that during the fiscal year ended December 31, 2003, all Section 16(a) filing requirements applicable to our Executive Officers, Directors and greater than ten percent (10%) beneficial owners were complied with.

AUDIT COMMITTEE AND CHARTER

The following Charter has been adopted with respect to an Audit Committee.  We have not, however, at this time appointed an Audit Committee.

 The Audit Committee of the Board of Directors (the “Audit Committee”) shall have the responsibility to assist the Board of Directors in fulfilling its fiduciary and other obligations with respect to accounting and financial matters. Specifically, and without limiting the generality of the foregoing, the Audit Committee shall:

The Audit Committee will be comprised of at least three (3) Independent Directors.

1.)            Review the adequacy and effectiveness of the Company’s system of internal financial controls and accounting practices to achieve reliability and integrity in the Company’s financial statements, and initiate such examinations of such controls and practices as the Audit Committee deems advisable.

2.)            Review the qualification, performance and independence of the Company’s independent auditors and recommend independent auditors for appointment annually by the Board of Directors.

3.)            Prior to the commencement of the Company’s annual external audit, review with the Company’s independent auditors the scope of their audit function and estimated audit fees.

4.)            Subsequent to the completion of the Company’s annual external audit, review the report and recommendations of the independent auditors with the independent auditors and the Company’s management.

5.)            Review the annual and quarterly consolidated financial statements of the company and other financial disclosures of the Company and the accounting principles being applied in such statements and disclosures.

6.)            Review the authority and duties of the Company’s chief financial officer and chief accounting officer and the performance by each of them of their respective duties.

7.)            Review the insurance programs for the Company including professional malpractice, general liability, director and officer liability and property insurance, and the insurers carrying the Company’s insurance.

8.)            Oversee the establishment and thereafter periodically review a corporate code of conduct and the Company’s policies on ethical business practices.

9.)            Prior to public release, review with management and the Independent Accountants, the financial results for the prior year including the Company’s annual report on Form 10-K.

10.)          Review the committee’s charter annually and revise as appropriate.

11.)          Meet with the Chief Financial Officer and the Independent Accountants, in separate executive sessions, to discuss any matters that the committee or these groups believe should be considered privately.

12.)          Take such other actions concerning the Company’s accounting and financial functions as the Committee deems appropriate with respect to the matters described above.

Code of Ethics

The Registrant has not yet adopted a written formal Code of Ethics. However, the Registrant’s Officers intend to comply with all honest and ethical requirements including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; full, fair, accurate, timely and understandable disclosure in reports and documents that the Registrant files with or submits to the Securities and Exchange Commission and in other public communications made by the Registrant; compliance with applicable governmental laws, rules and regulations; prompt internal reporting of any violations of the foregoing to an appropriate person and accountability for adherence of the foregoing.  A formal Code of Ethics is expected to be adopted shortly.  It will be filed with the Securities and Exchange Commission.

ITEM 11 — EXECUTIVE COMPENSATION

a.)           The following table sets forth the exercise of options and SARs during the fiscal year ended December 31, 2003.

Aggregated Option/SAR Exercises in Last Fiscal Year

And FY-End Option/SAR Values

Name	Shares acquired on exercise (#)	Value realized($)	Number of securities un- derlying unex- ercised options/ SARS at FY-end (#) exercisable / unexercisable	Value of unexercised in- the-money options SARS at FY-end($) exercisable / unexercisable

Herbert Lindo	-0-	-0-	5,000,000	-0-

Maureen Plovnick	-0-	-0-	500,000	-0-

No options or SARs were granted or exercised during the year ended December 31, 2003.

b.)           The Registrant has no employment agreements with any of its executive officers or directors.

c.)            The Registrant has no compensation committee at this time.

d.)           Stock Performance Graph is not applicable.

TOTAL RETURN TO SHAREHOLDER’S

(DIVIDENDS REINVESTED MONTHLY)

Kenilworth has not declared a dividend since its inception in 1968.

e.)            The following table sets forth the total compensation of the President and each executive officer            of Kenilworth whose total salary and bonus exceeds $100,000.

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long term compensation
					Awards		Payout
Name and principal position	Year	Salary ($)	Bonus ($)	Other annual compen- sation($)	Restricted stock award(s)($)	Securities underlying options/ SARS (#)	LTIP payouts ($)	All other compen- sation($)
Herbert Lindo	2003	0	0	0	0	0	0	0
	2002	0	0	0	0	0	0	0
	2001	0	0	0	0	0	0

Herbert Lindo received no compensation during the past three (3) years and no executive officer received any compensation in excess of $100,000 during the past three (3) fiscal years.

ITEM 12 — SECURITY OWNERSHIP OF CETAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of March 31, 2004 the ownership with respect to each executive officer and director and each person known to own beneficially more than five percent (5%) of the Company’s Common Stock.

The information provided in the table is based on Kenilworth’s records, information filed with the Securities and Exchange Commission and information provided to Kenilworth, except where otherwise noted.

The number of shares beneficially owned by each person, director or executive officer is determined under rules of the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose.  Under such rules, beneficial ownership includes any shares as to which the individual has the right to acquire as of May 31, 2004 (60 days after March 31, 2004) through the exercise of any stock option or other right.  Unless otherwise indicated, each person has sole voting and investment power (or shares such powers with his spouse) with respect to the shares set forth in the following table.

BENEFICIAL OWNERSHIP TABLE

NAME AND ADDRESS OF BENEFICIAL OWNER	TITLE OF CLASS	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP (1)	PERCENT OF CLASS (1)

Herbert Lindo (1)	Common Stock	25,000,000	19.2%
185 Willis Avenue	$0.01 par value
Mineola, NY 11501

Gino Scotto	Common Stock	7,000,000	5.3%
1500 Old Country Road	$0.01 par value
Plainview, NY 11803

The total number of shares beneficially owned by all directors and executive officers		44,500,000	34.3%

1.)       At the Annual Meeting of Shareholders held on May 28, 2003 the Shareholders approved the issuance of twenty million (20,000,000) restricted Common Shares of the Company to Herbert Lindo, the Inventor of U.S. Patent 6,575,834 B1 dated June 10, 2003 entitled “SYSTEM AND METHOD FOR REMOTE ROULETTE AND OTHER GAME PLAY USING GAME TABLE AT A CASINO” for having assigned the Patent to Kenilworth.  The twenty million (20,000,000) shares are listed as to be issued in this report on Form 10-K.  The five million (5,000,000) shares grant pursuant to the Company’s Performance and Equity Incentive Plan have not been exercised.  The delay of issuing the twenty million (20,000,000) shares is by Mr. Lindo’s request.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

NONE

ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company has appointed                                    as Independent Auditor’s for the fiscal year ending December 31, 2004.  Representatives of                                    are expected to be present at the annual meeting and will have the opportunity to make a statement if they desire to do so and are expected to be available to respond to appropriate questions.

Fees Incurred by Kenilworth.

Fees for professional services provided by the Company’s independent auditor are:

	2003	2002

Audit Fees	$20,000	$10,000

Audit fees are for professional services rendered in connection with the audit of the Company’s annual financial statements, the review of its quarterly financial statements.  The Independent Auditor for fiscal year 2003 and a different Independent Auditor for fiscal year 2002 did not provide any other services to the Company including Income Tax Reviews since the Company did not have any income producing revenue or other income since emerging from bankruptcy proceedings in September 1998.

The Company has no Audit Committee.

PART IV

ITEM 15—EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)           (1) Financial Statements

Consolidated balance sheets as of December 31, 2003 and 2002

Consolidated statement of operations and deficit for the periods ended December 31, 2003, 2002 and 2001

Consolidated statement of cash flows for the periods ended December 31, 2003, 2002 and 2001

Consolidated statement of changes in stockholders equity the years ended December 31, 2003, 2002 and 2001

Notes to consolidated financial statements

(b)           On July 12, 2002 Kenilworth filed an 8-K in which the Company reported the following event:

Herbert Lindo, Chairman and President of Kenilworth Systems Corporation (“Kenilworth”) since 1972, advised the Company’s Board of Directors that on June 26, 2002 the Sheriff of Nassau County (the “Sheriff”) sold at a purported Public Auction Sale (the “Sale”) 10,333,450 restricted common shares of Kenilworth Systems Corporation (the “Shares”) that he had owned and which represented control (14% of the outstanding shares) of Kenilworth, for one thousand dollars ($1,000) or $0.000095 per share.  The Shares were sold to Tappan Zee Capital Corp. (“Tappan Zee”).  On the date of the Sale the Shares had a market value of nine hundred thirty thousand ten dollars and fifty cents ($930,010.50).  The Sheriff seized and sold the Shares on behalf of Tappan Zee, as a result of a claim by Tappan Zee in a disputed civil suit brought in the New York Supreme Court for $128,062.  Tappan Zee was both the foreclosing party and the purchaser.  Herbert Lindo owned Real Estate at the time valued in excess of $128,062 which the sheriff could have seized instead of the Kenilworth Shares.

Kenilworth claims that the Sheriff’s Auction Sale was conducted in a fraudulent manner by (1) failing to comply with the rules and regulations set forth under the Securities and Exchange Commission Act of 1933 and 1934, as amended (The “Acts”) the New York State Securities Laws, and (2) by failing to properly advertise the Sale, failing to notify any or all Kenilworth shareholder’s (numbering approximately 5,500), and (3) failing to register the Restricted Shares with the Securities and Exchange Commission before conducting the Sale or in the absence of registering the Shares, obtain a No-Action letter from the Commission permitting the Public Sale, and (4) by making an immediate distribution of the Restricted Shares, and (5) by concluding the auction sale despite only one (1) bidder that appeared and bid only one thousand dollars  ($1,000) for all the shares when the market value of the 10,333,450 shares was nine hundred thirty thousand ten dollars and fifty cents ($930,010.50).  He should have adjourned the auction and then advertise the auction sale in appropriate newspapers that quoted Kenilworth Systems Corporation shares which has traded since 1968 under the trading symbol “KENS” on organized exchanges NASDAQ and OTC, and (6) by failing to file required notices of 13 D-G as provided under the Acts.  Tappan Zee and its Counsel and the Sheriff’s department were advised in court documents and correspondence that their acts violated Federal and State Securities Laws and of the existence of the Real Property, prior to the Sale.  By the attorneys for Tappan Zee’s failure to seize the Real Property owned by Herbert Lindo raises the question of complicity to take control of Kenilworth instead of satisfying a disputed claim for $128,062.

Kenilworth or Herbert Lindo, as an individual will seek in Federal or State Courts to cancel the 10,333,450 shares, which were subject of the Sheriff Auctions Sale, and seek triple damages under RICO on behalf of the shareholders of Kenilworth, the damaged parties.

In June 2003, the Madison Bank of Blue Bell, Pennsylvania returned two million (2,000,000) of the wrong fully distributed shares by Tappan Zee for cancellation to American Stock Transfer and Trust Company, Kenilworth’s Stock Transfer Agents.  Since the Madison Bank was complicent with Tappan Zee in the   fraudulent seizure and auction of the shares, neither Herbert Lindo nor Kenilworth issued general releases to the Madison Bank, although the subsequent Madison Bank and Kenilworth Agreement provided for the releases.  The Company was desirous of having the two million (2,000,000) shares returned, reducing the claim against the Nassau County Sheriff’s Department and for future free distribution to Kenilworth’s shareholders on record on June 26, 2002 which were not made aware by the Sheriff of the Auction Sale.

(c)           Exhibits

3.1	Amended Certificate of Incorporation, incorporated by reference to exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.2

Kenilworth Systems Corporation Performance and Equity Incentive Plan incorporated by reference to the exhibit 10.2 to the Registrant’s Annual Report on form 10-K for the fiscal year ended December 31, 2000.

10.8

Three (3) year lease with Police Benevolent Association (PBA) of Nassau County for office space at 185 Willis Avenue, Mineola, NY 11501 ending June 30, 2006 for approximately two thousand (2,000) square feet for two thousand five hundred dollars ($2,500) per month.

22.1	Subsidiaries of the Registrant:

Video Wagering Systems Corporation
Roulabette™ Nevada Corporation
Kenilworth Systems Nevada Corporation
Kenilworth U.K. Ltd.

22.2	Consent of Independent Auditor.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

To the Board of Directors of

Kenilworth Systems Corporation:

The accompanying consolidated balance sheets of Kenilworth Systems Corporation and subsidiaries as of December 31, 2003 and the related consolidated statements of operations and stockholder’s equity and cash flow for the year ended December 31, 2003. The financial statements are the responsibility of the Company’s management.

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

The consolidated financial statements referred to above as a development stage Company present fairly, in all material respects, the consolidated financial position of Kenilworth Systems Corporation as of December 31, 2003 and the results of its operations and its cash flow for the year then ended in conformity with generally accepted accounting principals.

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

KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS,
AS OF DECEMBER 31, 2003 AND 2002

	2003	2002
ASSETS

Cash	$7,136	$10,071
Due from Shareholders (subscriptions)	50,000	—
Prepaid Expenses	187,500	232,544
Property, Plant and Equipment, Net	12,302	13,263
CURRENT ASSETS	256,938	$255,878
Patent	$336,100	$—
TOTAL ASSETS	$593,038	$255,878

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Accrued Liabilities	$119,097	93,883
Payroll Taxes Payable	13,018	13,575
Notes Payable	$142,231	$
TOTAL LIABILITIES	$274,346	$107,458
Common Stock, $.01 par value, authorized 200,000,000 shares; issued and outstanding 104,412,753 in December 31, 2003 and 89,304,589 in December 31, 2002	$1,044,126	$893,045
Paid in capital	25,723,963	24,872,604
Deficit	(26,449,397)	(25,617,229)
TOTAL STOCKHOLDERS’ EQUITY	$318,692	$148,420
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUIY	$593,038	$255,878

The accompanying notes are an integral part of these consolidated financial statements.

KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATION
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	YEAR ENDED DEC. 31, 2003	YEAR ENDED DEC. 31, 2002	YEAR ENDED DEC. 31, 2001
Revenues:
Sales	$0	$-0-	$-0-
Costs and Expenses:
Selling, general and administrative expenses	832,168	660,289	421,491
Interest expense
Total Costs and Expenses	832,168	660,289	421,491
Net loss before other income	832,168	660,289	421,491
Interest Income
Total
Net loss	832,168	660,289	421,491
Deficit — Beginning Of year	(25,617,229)	(24,956,940)	(24,535,450)
Deficit — End Of year	$(26,449,397)	$(25,617,229)	$(24,956,940)

Loss per Share of common stock	$.008	$.007	$.005
Average number of shares outstanding	100,412,315	89,304,589	73,115,484

The accompanying notes are an integral part of these consolidated financial statements.

KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	YEAR ENDED DEC. 31, 2003	YEAR ENDED DEC. 31, 2002	YEAR ENDED DEC. 31,2001
CASH FLOWS USED IN OPERATING ACTIVITIES
Net Loss	$(832,168)	$(660,289)	$(421,491)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock issuance for services rendered	596,440	268,628	128,348
Depreciation	1,961	588	3,432
Changes in operating assets and liabilities:
Due from shareholder	(50,000)		(17,577)
Prepaid expenses	45,044	(232,554)	(42,461)
Accrued expenses and taxes	24,657	107,458	100,730

Total adjustments	618,102	144,130	134,972
Net cash used in operating activities	(214,066)	(516,159)	(286,519)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Property and Equipment	(1,000)	(13,263)	-0-
Purchase of Patent	(336,100)
Net cash used in investing activities	(337,100)	(13,263)	-0-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans payable	142,231
Proceeds from stock issuances	406,000	520,000	293,729

Net cash provided by financing activities	548,231	520,000	23,729
Cash paid during period for: Interest	0	(4,227)	(526)
Net increase (decrease) in cash	(2,935)	(5,195)	6,684
Cash beginning of period	10,071	15,266	8,582
Cash-end of period	$7,136	$10,071	$15,266

NON-CASH TRANSACTIONS

During the year ended December 31, 2002 the Company issued 10,411,355 shares of restricted Common Stock in payments for services rendered in the amount of $498,627 and average price of $0.099 per share.  The amount includes 5,000,000 shares for services rendered by Directors of the Company. (See Note 11)

During the year ended December 31, 2003 the Company issued 7,395,558 shares of restricted Common Stock in payment for services rendered in the amount of $ 596,440 an average price of $ 0.08 per share.  The amount includes 2,500,000 for services rendered by the Directors of the Company. (See Note 11)

In connection with the emergence from bankruptcy in September 1998 the trustee distributed four million three hundred thousand four hundred and three dollars ($4,300,403) to pay one hundred percent (100%) of all approved claims

The accompanying notes are an integral part of these consolidated financial statements.

KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS
 OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	COMMON SHARES		ADDITIONAL PAID-IN CAPITAL	RETAINED DEFICIT
	SHARES	AMOUNT

Balance, December 31, 2000	64,932,502	$649,325	$23,905,619	$24,535,450

Issuance of Stock in connection with conversion of debt	6,582,982	65,289	227,900

For services	1,600,000	16,000	112,348

Net Loss				421,490

Balances, December 31, 2001	73,115,484	$731,154	$24,245,867	$(24,956,940)

Issuance of Stock in connection with Conversion of debt	5,777,750	57,777	232,223

For services	10,411,355	104,113	394,514

Net Loss				660,289

Balances, December 31, 2002	89,304,589	$893,045	$24,872,604	$(25,617,229)

Issuance of Stock in connection with conversion of debt	7,712,606	77,126	328,874

For Services	7,395,558	73,955	522,485

Net Loss				832,168

Balances, December 31, 2003	104,412,753	$1,044,126	$25,723,963	$(26,449,397)

The accompanying notes are an integral part of these consolidated financial statements.

KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 —SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY AND NATURE OF BUSINESS

Kenilworth Systems Corporation (the “Company”) was incorporated in New York in April 1968 and now plans to be engaged in the business of developing and manufacturing terminals that permit individuals from remote locations, to play along with live in progress casino table games located outside the casino confines and via TV simulcast of digital satellite and digital cable broadcasts to individuals at homes and offices around the world.

The Company was in bankruptcy proceedings under Chapter 7 and 11 of the Bankruptcy Code for the period from August 28, 1982 through September 23, 1998 the Company ceased all operations from February 1991 to September 23, 1998.

ADVERTISING COSTS

Advertising costs are expensed as incurred.  There were none, through December 31, 2003.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Kenilworth Systems Corporation and its wholly owned subsidiaries: Video Wagering Systems Corporation, Roulabette™ Nevada Corporation, Kenilworth Systems Nevada Corporation and Kenilworth U.K. Ltd. None of the subsidiaries have any assets or liabilities.

EARNINGS PER SHARE

The Company computes and presents earnings (loss) per share in accordance with the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 128 “Earnings Per Share”.

Basic loss per share is based on the weighted-average number of shares of common stock outstanding for the period, which were $0.008, $.007 and $.005 for the years ended December 31, 2003, 2002 and 2001 respectively.

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

NOTE 2 —DUE TO RELATED PARTIES AT DECEMBER 31, 2003

Due to related parties at December 31, 2003 represents advances made by stockholders of the Company in the normal course of business. Such amounts are non-interest bearing and have no definite repayment terms.

NOTE 3 —PROPERTY AND EQUIPMENT

Property and Equipment consist of the following as of December 31, 2003 and 2002.

	2003	2002
Office Equipment	$3,351	$2,351
Vehicles	11,500	11,500
	$14,851	$13,851
Less-Accumulated Amortization	2,549	588
Total Property and Equipment, Net	$12,302	$13,263

Depreciation expense for the years ended December 31, 2003 and December 31, 2002 was $1,961 and $588, respectively.

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

From February 1991 through September 1998, the Company was inactive. In September 1998 a United States Bankruptcy Judge in the Eastern District of New York approved the Final Report and Accounts submitted by the Chapter 7 Trustee of the Estate of Kenilworth and after obtaining approval from the U.S. Trustee, Kenilworth made a one hundred percent (100%) cash distribution to the creditors and paid in full all administrative fees and expenses. The Company emerged from Bankruptcy on September 23, 1998 with no assets and no liabilities. For the period September 24, 1998 through November 23, 1998 the Company was in the process of monitoring the payments by check to the creditors. No other activity occurred during that period.  Thereafter the Company commenced its present plans.

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

NOTE 6—CONVERTIBLE PROMISSORY NOTES

During the year 2003, the Company sold one (1) year Convertible Promissory Notes totaling four hundred and six thousand ($406,000).  At the option of the Note Holders, the Notes were convertible into Common Stock of the Company at the rate of between one (1) share for each $0.07 and $0.10 of face value of the indebtedness represented by the Notes together with accrued interest at the annual rate of two percent (2%) above the prime rate quoted by Citibank of N.A. Management believed it was unable to repay the Notes when they become due, in order to induce the Note Holders to convert the Notes by year end 2003 when the quoted price per Common Share, as traded on the Pink Sheet Market was between $0.035 and $0.06 per share, the Company offered to convert the Notes at the rate of one (1) share for each $0.05 of indebtedness represented by each Note, together with accrued interest.  As the result of the Company’s offer, all Note Holders converted their Notes into 7,712,606 restricted shares of authorized but unissued Common Stock, including accrued interest, at an average price of $0.05 per share.

During the year 2002, the Company sold one (1) year Convertible Promissory Notes totaling two hundred ninety thousand dollars ($290,000).  At the option of the Note holders, the Notes were convertible into Common Stock of the Company at the rate of between one (1) share for each $.10 to $.15 of face value of the indebtedness represented by the Notes, together with interest at the annual rate of two percent (2%) above the prime rate quoted by Citibank of N.A. Management believed it was unable to repay the Notes when they became due.  In order to induce the Note Holders to convert the Notes by year end 2002 when the quoted price per Common Share, as traded on the Pink Sheet Market was between $.02 and $.08 per share, the Company offered to convert the Notes at the rate of one (1) share for each $.05 of indebtedness represented by each Note, together with accrued interest.  As a result of the Company’s offer, all Note Holders converted their Notes into five million seven hundred seventy seven thousand seven hundred and fifty (5,777,750) shares of Common Stock, including accrued interest, at an average price of $0.05 share.

NOTE 7 —GOING CONCERN UNCERTAINTY

As indicated in Note 4, the Company emerged from Chapter 7 in September 1998 and has not yet commenced operations. These factors create uncertainty as to the Company’s ability to operate as a going-concern and continue in business. Management plans to develop a wagering system that allows casino patrons and individuals outside the casino to play and wager along with live casino table games. The first step in the plan is to conduct testing. Unless the Company is able to obtain sufficient funds, none of the tests and initial development work can commence. The Company plans to obtain the necessary funding by offering its Common Stock, or Senior Cumulative Convertible Preferred Shares in a private placement, or selling limited joint venture participations in future “play along with casino game” franchises.

If initial testing is successful, the second step is to obtain the proper licenses from the gaming control regulators in the various venues the Company intends to offer its system. Upon successful licensing, the Company plans to obtain financing from regular banking sources to finance the manufacturing of the microprocessor to be installed into digital set top boxes and digital cable boxes that convert an ordinary

television set into a computer terminal using the TV set as the monitor.  The heart of Kenilworth’s Patent     that protects our worldwide play along broadcasts.

The accompanying financial statements have been prepared assuming the Company is a going-concern and do not reflect adjustments, if any, that would be necessary if the Company were not a going-concern.

NOTE 8 —COMMITMENTS AND CONTINGENCIES

OUTSTANDING PAYROLL TAXES

As of year-end, the Internal Revenue Service is contending that the Company owes payroll taxes including interest and penalties totaling almost $400,000 for various periods from 1985-1991. The Company is currently in negotiations with the IRS to resolve these issues. In management’s opinion, no accruals are necessary since it believes that these assessments are incorrect and were discharged in its bankruptcy proceedings.  Similar contentions were made by the New York State Income Tax Authorities, which have been officially cancelled by the New York State Taxing Authorities on July 1, 2002 with satisfactions issued.

NOTE 9 —QUARTERLY FINANCIAL INFORMATION—UNAUDITED

The following table sets forth certain unaudited condensed quarterly financial data for the fiscal years ended December 31, 2003 and 2002. This information has been prepared on the same basis as the consolidated financial statements and all necessary adjustments have been included in the amounts stated below to present fairly the selected quarterly information when read in conjunction with its consolidated financial statements and notes thereto. Historical quarterly financial results and trends may not be indicative of future results.

KENILWORTH SYSTEMS CORPORATION
QUARTERLY DATA
2003 AND 2002

	1Q03	2Q03	3Q03	4Q03	1Q02	2Q02	3Q02	4Q02
Net Sales	$0	0	0	0	0	0	0	0

Gross Profit	0	0	0	0	0	0	0	0

Net Loss	$553,475	138,984	89,451	50,258	38,542	69,167	321,191	231,389

Net Loss per Share

Basic	$0.005	$0.001	$0.0007	$0.0005	$.007	$.007	$.007	$.007

Diluted	$0.005	$0.001	$0.0007	$0.005	$.007	$.007	$.007	$.007

NOTE 10—STOCK OPTIONS

The Company does not plan, at this time, to make any adjustments to its financials as the result of having issued stock options totaling six million (6,000,000) Common Shares of the Company through December 31, 2003.  The exercise price of the stock options are two dollars ($2.00) per share, well above the price per share of the Common Stock for the last five (5) years.

NOTE 11—PREPAID ITEMS

At the Board of Directors Meeting held on July 17, 2002 the Board authorized the issuance of five million (5,000,000) shares of authorized but unissued Common Stock of the Corporation to the Directors in lieu of Director’s compensation and liabilities insurance for the ensuing year: Gino Scotto, Kit Wong, Patrick J. McDevitt, Joyce Clark and Maureen Plovnick were each issued one million (1,000,000) shares of restricted Common Stock of the Company at a price of $.05 per share, the equivalent of fifty thousand dollars ($50,000) for each Director, a total of $250,000.  The $250,000 has been recorded for Services Rendered in the Statement of Stockholder’s Deficit and charged to Operating Expenses in fiscal 2002.

At the Board of Directors Meeting held in September 2003 the Board approved to issuance of two million five hundred thousand (2,500,000) shares of authorized but unissued Common Stock of the Corporation to the Directors in lieu of Director’s Compensation and Director’s Liability insurance for the ensuing year: Gino Scotto, Kit Wong, Patrick J. McDevitt, Joyce Clark and Maureen Plovnick will each be issued five hundred thousand (500,000) shares of restricted Common Stock of the Company at a price of five cents ($0.05) per share, the equivalent of twenty five thousand dollars ($25,000) for each Director, a total of $125,000.  The $125,000 will be recorded for shares issued for Services Rendered in the Statement of Stockholder’s Deficit in the first quarter period in 2004, and will be charged to Operating Expenses.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KENILWORTH SYSTEMS CORPORATION

By:	/s/ HERBERT LINDO
Herbert Lindo

PRESIDENT AND CHIEF FINANCIAL OFFICER

By:	/s/GINO SCOTTO
Gino Scotto

CHIEF EXECUTIVE OFFICER

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ HERBERT LINDO	Director	May 10, 2004
Herbert Lindo

/s/ JOYCE CLARK	Director	May 10, 2004
Joyce Clark

/s/ KIT WONG	Director	May 10, 2004
Kit Wong

/s/ GINO SCOTTO	Director	May 10, 2004
Gino Scotto

/s/ MAUREEN PLOVNICK	Director	May 10, 2004
Maureen Plovnick

/s/ PATRICK J. MCDEVITT	Director	May 10, 2004
Patrick J. McDevitt