Form 10-Q
period 2004-03-31
KENILWORTH SYSTEMS CORP
filed 2004-06-03
CIK 55234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 OR 15(D) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

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

The number of shares of common stock, $.01 par value of the Registrant outstanding as of May 10, 2004 was 120,107,300

PART IV – INTRODUCTORY NOTE

a)                                      The financials are presented as a Development Stage Corporation.

b)                                     The acquisition cost of Patent No. U.S. 6,575,834 which originally was presented on a Pro-Forma basis, in the amount of $2,500,000, the value the Company placed on the Patent, has been eliminated and is now included in the restated financials on Form 10-Q/A for the quarter period ended March 31, 2003 at the actual costs to file the Patent of $357,100 which include the costs to file the Patent in forty-nine (49) industrialized countries around the world.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 discusses financial needs and projections, information or expectations about our proposed products or markets, or otherwise makes statements about future events, such statements are forward-looking.  We are making these forward-looking statements in reliance on the safe harbor provision of the Private Securities Litigation Reform Act of 1995.  Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.  These risks and uncertainties are described, among other places in this Quarterly Report, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the Form 10-K for the fiscal year ended December 31, 2003.

In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report.  When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

PART I – FINANCIAL INFORMATION

KENILWORTH SYSTEMS CORPORATION

INDEX TO FORM 10-Q

PART I.

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

KENILWORTH SYSTEMS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31 2004	December 31 2003
	(unaudited)

ASSETS

Cash	$126,272	$7,136
Due from Shareholders (subscriptions)	—	50,000
Prepaid Expenses	125,000	187,500
Property, Plant and Equipment, Net	12,302	12,302
CURRENT ASSETS	263,574	$256,938
Patent, Net	330,848	336,100
TOTAL ASSETS	$594,422	$593,038

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Accounts Payable	$71,675	$119,097
Payroll Taxes Payable	1,772	13,018
Notes Payable	54,422	142,231
TOTAL LIABILITIES	$127,869	$274,346

Common Stock, $.01 par value, authorized 200,000,000 shares; issued and outstanding 104,412,753 in December 31, 2003 and 120,107,300 on March 31, 2004	$1,201,073	$1,044,126

Paid in capital	26,080,815	25,723,963
Deficit	(26,815,335)	(26,449,397)
TOTAL STOCKHOLDERS’ EQUITY	$466,553	$318,692
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$594,422	$593,038

See accompanying notes.

KENILWORTH SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS
OF OPERATION AND DEFICIT

	Three-month ended March 31
	2004	2003
	(unaudited)

Revenues:	$0	$0
Sales
Costs and Expenses:
Selling, general and administrative expenses	$365,939	$553,475
Total Costs and Expenses	$365,939	$553,475

Net loss	$365,939	$553,475
Net loss	$365,939	$553,475
Deficit — Beginning of period	(26,449,396)	(25,617,229)
Deficit — End of period	(26,815,335)	(26,170,704)

Loss per Share of common stock	$0.003	$0.005
Average number of shares outstanding	121,295,121	98,650,945

See accompanying notes.

KENILWORTH SYSTEMS CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three-month ended March 31
	2004	2003
	(unaudited)
CASH FLOWS USED IN OPERATING ACTIVITIES

Net Loss	$365,939	$553,475
Adjustments to reconcile net income to net cash used in operating activities
Changes in Accounts Receivable and Prepaid Expense	112,500
Depreciation		664
Increase (decrease) in due to related party	(87,809)	(429)
Increase (Decrease) in accrued liabilities	(58,668)	201,148

NET CASH USED IN OPERATING ACTIVITIES	(399,916)	(352,092)

Cash flows from Investing Activities
Purchase of Equipment	$0	$(13,461)
Amortization of Patent	5,251
CASH FLOWS FROM
Conversion of Promissory Notes	513,800	338,483

FINANCING ACTIVITIES
Increase (decrease) in due to Affiliate	—	20,000
Proceeds from issuance of Convertible Promissory Note	—	35,000
Net cash provided by financing Activities	$513,800	$380,022
Net Increase (Decrease) in cash	119,136	(7,930)
CASH — BEGINNING OF PERIOD	7,136	20,880
CASH — END OF PERIOD	$126,272	$12,950

See accompanying notes.

KENILWORTH SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Kenilworth Systems Corporation and subsidiaries (“Kenilworth”) beginning as of January 1, 2004 contain all adjustments (consisting of only normal accruals) necessary to present fairly the consolidated balance sheets as of March 31, 2004 and December 31, 2003 and the related statements of operations and cash flows for the three (3) month periods ended March 31, 2004 and 2003.

The results of operations for the three (3) month period ended March 31, 2004 are not necessarily indicative of the results for the entire year.

NOTE 2 - THE COMPANY AND NATURE OF BUSINESS

Kenilworth Systems Corporation (the “Company”) was incorporated in New York in April 1968 and since emerging from bankruptcy proceedings and now plans to be engaged in the business of developing and manufacturing terminals and design systems that permit individuals from remote locations, to play along with live in progress casino table games via TV (simulcast) satellite and satellite cable broadcast around the world.

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

Basic loss per share is based on the weighted-average number of shares of common stock outstanding for the period, which were ($0.008), ($0.003), and ($0.005) respectively for the year ended December 31, 2003, and the periods March 31, 2004 and March 31, 2003.

Diluted earnings per share have not been presented in the accompanying financial statements because the effect of conversion of convertible promissory notes was anti-dilutive.

NOTE 5 - INCOME TAXES

The Company uses the liability method to account for income taxes in accordance with requirements of SFAS No. 109.

The Company is a “C” Corporation for tax purposes.

The Company estimates that it has available approximately ten million dollars ($10,000,000) in net operating loss carry-forwards, which expire at various dates through 2020. Utilization of the NOL carry-

forward may be limited under various sections of the Internal Revenue Code depending on the nature of the Company’s operations.

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

NOTE 8 - PROPERTY AND EQUIPMENT

Property and Equipment are stated at cost. For financial reporting purposes, property and equipment are depreciated utilizing the Straight-Line Method over the estimated useful lives of the related assets as follows:

YEARS

Office Equipment	5
Vehicles	5

Property and Equipment consist of the following as of March 31, 2004 and March 31, 2003:

	Three-month ended March 31
	2004	2003

Office Equipment	$3,351	3,939
Vehicles	11,500	13,461
	$14,851	$17,400
Less-Accumulated Amortization	2,549	664
Total Property and Equipment, Net	$12,302	$16,736

Depreciation expense for the quarters ended March 31, 2004 and March 31, 2003 was $2,549 and $664 respectively.

NOTE 9 - CONVERTIBLE PROMISSORY NOTES

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

During the first quarter period ended March 31, 2004, the Company sold one (1) year Convertible Promissory Notes totaling $422,000.  At the option of the Note Holders, the Notes were convertible into Common Stock of the Company at the rate of $0.10 per share.  At the request of the Company all Note Holders converted their Notes by January 31, 2004 at the rate of one (1) share for each $0.05 per share of the principal amount of the Notes without any accrued interest.  The Company’s Common Stock was trading on the Pink Sheets at that time between $0.06 and $0.075 per share.  As the result of the Company’s offer all Note Holders converted their Notes into 9,114,699 restricted shares for the $422,000 face amount of Notes, thus avoiding to carry the Notes on the Company’s balance sheet as indebtedness which could have made the Company insolvent with the cost of traveling to the Asian markets by members of the Company and the costs associated engaging consultants in the various Asian jurisdictions.

NOTE 10 - GOING CONCERN UNCERTAINTY

As indicated in Note 2, the Company emerged from Chapter 7 in September 1998 and has not yet commenced operations. These factors create uncertainty as to the Company’s ability to operate as a going-concern and continue in business. Management plans to develop a wagering system that allows casino patrons and individuals outside the casino to play along with live in-progress casino table games. Among the first steps in the plan is to conduct testing. Unless the Company is able to obtain sufficient funds, none of the tests and initial development work can commence. The Company plans to obtain the necessary funding by offering its Common Stock, Senior Cumulative Convertible Preferred Shares and/or continue to sell Convertible Promissory Notes in private placements, or selling limited joint venture participations in future “play along with casino game” franchises. There can be no assurances the Company can be successful in obtaining such financing.

The accompanying financial statements have been prepared assuming the Company is a going-concern and do not reflect adjustments, if any that would be necessary if the Company were not a going-concern.

NOTE 11 – NON CASH TRANSACTIONS

During the year ended December 31, 2003 the Company issued 7,395,558 shares of restricted Common Stock in payment for services rendered in the amount of $596,440 an average price of $0.08 per share.  The amount did not include 2,500,000 shares for the services rendered by the Directors of the Company (See Note 13).

During the First Quarter period ended March 31, 2004 the Company issued 6,580,000 shares of restricted Common Stock in payments for services rendered in the amount of $296,800, an average price of $0.05 per share.  The amount includes $250,000 for services rendered by Directors of the Company.

In connection with the emergence from bankruptcy in September 1998 the trustee distributed four million three hundred thousand four hundred and three dollars ($4,300,403) to pay one hundred percent (100%) of all approved claims.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

OUTSTANDING PAYROLL TAXES

During the year 2000, the Internal Revenue Service contended that the Company owes payroll taxes including interest and penalties totaling almost $400,000 for various periods from 1985-1991. The Company commenced negotiations with the IRS to resolve these issues. In management’s opinion, no accruals are necessary since it believes that these assessments are incorrect and were discharged in its bankruptcy proceedings.  As the result of the Internal Revenue Service claim, similar claims were made by the New York State Income Tax Authorities which claims were negotiated and have been officially cancelled by the New York State Taxing Authorities on July 1, 2002.

NOTE 13 – PREPAID ITEMS

At the Board of Directors Meeting held in September 2003 the Board approved the issuance of two million five hundred thousand (2,500,000) shares of authorized but unissued Common Stock of the Corporation to the Directors in lieu of Director’s Compensation and Director’s Liability insurance for the ensuing year: Gino Scotto, Kit Wong, Patrick J. McDevitt, Joyce Clark and Maureen Plovnick each were issued five hundred thousand (500,000) shares of restricted Common Stock of the Company at a price of ten cents ($0.10) per share, the equivalent of fifty thousand dollars ($50,000) for each Director, a total of $250,000.  The $250,000 is recorded for shares issued as paid in capital in the first quarter period in 2004.  In the last quarter of 2003 and the first quarter of 2004, the Company expensed $62,500 as administrative expenses.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Since we emerged from bankruptcy proceedings on September 23, 1998 we have had no revenues from operations. We sustained substantial losses from general administrative expenses amounting of $832,168 and $660,289 in year 2003 and 2002 and for the three-months ended March 31, 2004 we sustained losses from general administrative expenses amounting to $365,939 compared to a loss of $553,475 for the quarter ending March 31, 2003. Kenilworth has had no revenues from operations during the past twelve (12) years and there can be no assurances that it will ever have revenues from present planned operations.

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

Kenilworth plans to obtain the necessary funding by offering in Private Placements, Common Shares, Convertible Promissory Notes, and Cumulative Convertible Preferred Shares and/or by the sale of limited joint venture participations in future Roulabette™ franchises. There can be no assurances that the Company will be able to secure any of these funds.

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

RISKS

Specific reference is made to each of the risks described in Item 7 of the Form 10-K for December 31, 2003 under the discussion “Cautionary Statement For Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995 and Risk Factors”. Reference is also made to future filings under Forms 10-Q and Forms 10-K and filings under the Securities Exchange Act of 1934 as amended and as may be applicable under the Securities Act of 1933 as amended.

PART II.

OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS:

None

Item 2.	CHANGE IN SECURITIES:

None

Item 3.	DEFAULT UPON SENIOR SECURITIES:

None

Item 4.	SUBMISSION OF A MATTER TO A VOTE OF SECURITIES HOLDERS:

None

Item 5.	OTHER INFORMATION:

The Company plans to hold its Annual Meeting of Shareholders on July 21, 2004 or any adjournment thereof with proxy materials mailed to shareholders of record on June 28, 2004 prior to the proposed meeting dates.

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K:

Ex 31.1 Certification of Chief Financial Officer of the Company Required by Rule 13a-14(a) or Rule 15d-14(c) of the Exchange Act