Form 10-Q
period 2004-06-30
KENILWORTH SYSTEMS CORP
filed 2004-08-12
CIK 55234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 OR 15(D) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

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

The number of shares of common stock, $.01 par value of the Registrant outstanding as of June 30, 2004 was 129,412,921.

PART IV – INTRODUCTORY NOTE

The financials are presented as a Development Stage Corporation.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 discusses financial needs and projections, information or expectations about our proposed products or markets, or otherwise makes statements about future events, such statements are forward-looking.  We are making these forward-looking statements in reliance on the safe harbor provision of the Private Securities Litigation Reform Act of 1995.  Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.  These risks and uncertainties are described, among other places in this Quarterly Report, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the Form 10-K for the fiscal year ended December 31, 2003.

In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report.  When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

KENILWORTH SYSTEMS CORPORATION

INDEX TO FORM 10-Q

PART I.

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

KENILWORTH SYSTEMS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(A Development Stage Company)

	June 30 2004	December 31 2003
	(unaudited)	(unaudited)

ASSETS

Cash	$95,908	$7,136
Due from Shareholders (subscriptions)	0	50,000
Secured Note Receivable	50,000
Note Receivable	79,000
Prepaid Expenses (Directors)	62,500	187,500
Security Deposits	3,500
Property, Plant and Equipment, Net	29,999	12,302
CURRENT ASSETS	$320,907	$256,938
Patent, Net	335,967	336,100
TOTAL ASSETS	$656,874	$593,038

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Accounts Payable	$41,119	$119,097
Payroll Taxes Payable	639	13,018
Notes Payable	39,582	142,231
Installment Payment (Auto)	8,221
TOTAL LIABILITIES	$89,561	$274,346

Common Stock, $.01 par value, authorized 200,000,000 shares; issued and outstanding 104,412,753 in December 31, 2003 and 129,412,921 on June 30, 2004	$1,294,129	$1,044,126

Capital in excess of par value	26,509,759	25,723,963
Deficit	27,236,575	(26,449,397)
TOTAL SHAREHOLDERS’ EQUITY	$567,313	$318,692
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$656,874	$593,038

See accompanying notes.

KENILWORTH SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS

OF OPERATION, DEFICIT

(A Development Stage Company)

	Three-Months Ended June 30		Six-Months Ended June 30
	2004	2003	2004	2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Sales	0	0	0	0
Costs and Expenses:	0	0	0	0
Selling, general and administrative expenses	$421,240	$138,984	$787,178	$692,459

Total Costs and Expenses	421,240	138,984	787,178	692,459
Net loss	421,240	138,984	787,178	692,459

Deficit-Beginning of period	26,815,335	26,170,704	26,449,397	25,617,229
Deficit-End of period	27,236,575	26,309,688	27,236,575	26,309,688

Loss per Share of common stock	0.003	0.001	0.006	0.005
Average number of shares outstanding	129,412,921	120,480,261	129,412,921	120,480,261

See accompanying notes.

KENILWORTH SYSTEMS CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(A Development Stage Company)

	Six-month ended June 30
	2004	2003
	(unaudited)	(unaudited)
CASH FLOWS USED IN OPERATING ACTIVITIES
Net Loss	$787,178	$692,459
Adjustments to reconcile net income to net cash used in operating activities
Changes in Accounts Receivable and Prepaid Expense	(99,000)	1,328
Depreciation and Amortization	16,231	0
Increase (Decrease) in accrued liabilities	(184,785)	19,826
	519,624	(671,305)
NET CASH USED IN OPERATING ACTIVITIES
Cash flows from Investing Activities
Purchase of Equipment	$17,597	$(13,461)
Additional Patent Costs	10,367	(357,100)
Lease hold improvements	57,438	—
Net cash in investing activities	$85,402	$558,483
CASH FLOW FROM FINANCING ACTIVITIES
Increase (decrease) in due to Affiliate	—	486,320
Proceeds from issuance of Stock from Conversion of Convertible Promissory Notes	743,798	0
Due from Shareholder (Secured Note)	50,000
Net cash provided by financing Activities	$693,798	$674,242
Net Increase (Decrease) in cash	88,772	32,150
CASH — BEGINNING OF PERIOD	7,136	10,071
CASH — END OF PERIOD	$95,908	$42,221

Supplemental Cash Flow Information
NON CASH TRANSACTIONS
Stock issued in settlement of debt	$693,800
Stock issued for consulting services	$292,001

 SUMMARY OF OPERATIONS

LOSSES FROM OPERATIONS SINCE EMERGING

FROM BANKRUPTCY PROCEEDINGS ON SEPTEMBER 29, 1998

	To June 30, 2004	2003	2002	2001	2000	1999	1998
Net sales from operations	$0	$0	$0	$0	$0	$0	$0
Other income
Net Loss	$787,178	$832,168	$660,289	$421,491	$136,589	$11,830	$4,300,403
Loss per common share	$0.006	$0.008	$.007	$.005	$.002	$.01	$.07
Loss per common share-diluted	$0.0060	$0.008	$.007	$.005	$.002	$.01	$.02
Consolidated Balance Sheet Data:
Total assets	$656,874	$593,038	$225,878	$120,811	$47,859	$9,034	$8,034
Current liabilities	$89,561	$274,346	$107,458	$100,730	$28,365	$242	$7,912
Stockholders’ equity	$567,313	$318,692	$148,420	$20,081	$19,494	$8,792,	$.112

See accompanying notes.

KENILWORTH SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Kenilworth Systems Corporation and subsidiaries (“Kenilworth”) beginning as of January 1, 2004 contain all adjustments (consisting of only normal accruals) necessary to present fairly the consolidated balance sheets as of June 30, 2004 and December 31, 2003 and the related statements of operations and cash flows for the six (6) month periods ended June 30, 2004 and 2003.

The loss from operations for the six (6) month period ended June 30, 2004 are not necessarily indicative of the losses for the entire year.

NOTE 2 - THE COMPANY AND NATURE OF BUSINESS

Kenilworth Systems Corporation (the “Company”) was incorporated in New York in April 1968 and since emerging from bankruptcy proceedings now plans to be engaged in the business of developing and manufacturing terminals and design systems that permit individuals from remote locations, to play along with live in progress casino table games via TV (simulcast) satellite and digital cable broadcast around the world.

The Company was in bankruptcy proceedings under Chapter 7 and 11 of the Bankruptcy Code for the period from August 28, 1982 through September 29, 1998. The Company ceased all operations, between February 2, 1991 through September 29, 1998.

NOTE 3 – PATENTS

The Company was granted a U.S. Patent # U.S. 6,575,834, on June 10, 2003 for “System and Method for Remote Roulette and Other Game Play Using Game Table at a Casino”.  The Patent grant places the company in a singularly prominent position.  It has been filed for approval in forty-nine (49) countries including Russia and China.  It protects the Company’s broadcast of live in-progress casino table game play for wagering throughout the industrialized world for the next sixteen (16) years.  The Patent has been originally capitalized at $357,100 and depreciated to $346,580.  Since 1/2/04 Patent maintenance fees charged by foreign jurisdictions has increased the Patent cost by $10,613 to $335,967.  The company also has filed a Patent in the U.S. Patent and Trademark Offices to use lottery terminals with play cards to accept deposits and pay winnings to play along with the live games which Patent remains pending.

The British Gaming Commission in its recent recommendation by the Joint Committee on the new draft Gambling Bill held on June 14, 2004 emphasized that remote gambling licenses should be issued as soon as possible after the Bill is enacted.  The Company plans to file for a license for its remote wagering system with live in-progress casino table games via digital satellite and digital cable broadcast transmissions prior to the enactment of the Bill.

NOTE 4 - PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Kenilworth Systems Corporation and its wholly owned subsidiaries: Video Wagering Systems Corporation, Roulabette™ Nevada Corporation, Kenilworth Systems Nevada Corporation, Kenilworth Satellite Management Corporation, a Delaware Corporation and Kenilworth Systems (UK) Limited. None of these subsidiaries has any assets or liabilities.

NOTE 5 - EARNINGS PER SHARE

The Company computes and presents loss per share in accordance with the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 128 “Earnings Per Share”.

Basic loss per share is based on the weighted-average number of shares of common stock outstanding for the period, which were $0.008, $0.003, and $0.005 respectively for the year ended December 31, 2003, and the periods June 30, 2004 and June 30, 2003.

Diluted earnings per share have not been presented in the accompanying financial statements because the effect of conversion of convertible promissory notes was anti-dilutive.

NOTE 6 - INCOME TAXES

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

NOTE 7 - USE OF ESTIMATES IN THE FINANCIAL STATEMENTS

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

NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial statements include cash, receivables and accounts payable. Due to the short-term nature of these instruments, the fair value of these instruments approximates their recorded values.

NOTE 9 - PROPERTY AND EQUIPMENT

Property and Equipment are stated at cost. For financial reporting purposes, property and equipment are depreciated utilizing the Straight-Line Method over the estimated useful lives of the related assets as follows:

YEARS

Office Equipment	5
Vehicles	5

Property and Equipment consist of the following as of June 30, 2004 and June 30, 2003:

	Six-month ended June 30
	2004	2003

Office Equipment	$22,439	$3,939
Vehicles	13,641	13,461
	$36,080	$17,400
Less-Accumulated Amortization	6,081	1,328
Total Property and Equipment, Net	$29,999	$16,072

Depreciation expense for the quarters ended June 30, 2004 and June 30, 2003 was $4,753 and $2,549 respectively.

NOTE 10 - CONVERTIBLE PROMISSORY NOTES

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

During the quarter period ended March 31, 2004, the Company sold one (1) year Convertible Promissory Notes totaling $422,000.  At the option of the Note Holders, the Notes were convertible into Common Stock of the Company at the rate of $0.10 per share.  At the request of the Company all Note Holders converted their Notes by January 31, 2004 at the rate of one (1) share for each $0.05 per share of the principal amount of the Notes without any accrued interest.  The Company’s Common Stock was trading on the Pink Sheets at that time between $0.035 and $0.075 per share.  As the result of the Company’s offer all Note Holders converted their Notes into 9,114,699 restricted shares for the $422,000 face amount of Notes, thus avoiding to carry the Notes on the Company’s balance sheet as indebtedness which could have made the Company insolvent with the cost of traveling to the Asian markets by members of the Company.

During the quarter period ended June 30, 2004, the Company sold one (1) year Convertible Promissory Notes totaling $275,000.  At the option of the Note Holders, the Notes were convertible into Common Stock of the Company at the rate of ten cents ($0.10) per share.  At the request of the Company all Note Holders converted their Notes by June 30, 2004 at the rate of one (1) share for each five cents ($0.05) per share of the principal amount of the Notes without any accrued interest.  The Company’s Common Stock was trading on the Pink Sheets at that time between $0.06 and $0.075 per share.  As the result of the Company’s offer all Note Holders converted their Notes into 4,500,000 restricted shares for the $275,000 face amount of Notes at an average price of $0.06 per share, thus avoiding to carry the Notes on the Company’s balance sheet as indebtedness which could have made the Company insolvent with the continuing cost of traveling to the Asian markets by members of the Company and the costs associated engaging legal advisors in the various Asian jurisdictions.

NOTE 11 - GOING CONCERN UNCERTAINTY

As indicated in Note 2, the Company emerged from Chapter 7 in September 1998 and has not yet commenced operations. These factors create uncertainty as to the Company’s ability to operate as a going-concern and continue in business. Management plans to develop a wagering system that allows individuals outside the casino to play along with live in-progress casino table games in hotel/resort rooms, bars, other public gathering places and at home. Among the first steps in the plan is to conduct testing. Unless the Company is able to obtain sufficient funds, none of the tests and initial development work can commence. The Company plans to obtain the necessary funding by offering its Common Stock, Senior Cumulative Convertible Preferred Shares and/or continue to sell Convertible Promissory Notes in private placements, or selling limited joint venture participations in future “play along with casino game” franchises. There can be no assurances the Company can be successful in obtaining such financing.

The accompanying financial statements have been prepared assuming the Company is a going-concern and do not reflect adjustments, if any that would be necessary if the Company were not a going-concern.

NOTE 12 – NON CASH TRANSACTIONS

During the year ended December 31, 2003 the Company issued 7,395,558 shares of restricted Common Stock in payment for services rendered in the amount of $596,440 an average price of $0.08 per share.  The amount did not include 2,500,000 shares for the services rendered by the Directors of the Company (See Note 14).

During the first quarter period ended March 31, 2004 the Company issued 6,580,000 shares of restricted Common Stock in payments for services rendered in the amount of $296,800, an average price of $0.05 per share.

During the quarter period ended June 30, 2004 the Company issued 427,000 shares of restricted Common Stock in payments for services rendered in the amount of $397,000, an average price of $0.93 per share.

During the quarter period ended June 30, 2004 the Company issued two million five hundred thousand (2,500,000) shares of restricted Common Stock in payment of consulting contracts for services rendered and to be rendered by Asian consultants in the amount of two hundred ninety two thousand and one dollar ($292,001), an average price of twelve cents ($0.12) per share.

In connection with the emergence from bankruptcy in September 1998 the trustee distributed four million three hundred thousand four hundred and three dollars ($4,300,403) to pay one hundred percent (100%) of all approved claims.  The distribution was in addition to $1,610,800 to the IRS and the New York State Income Tax Authorities made in 1993 to avoid penalties.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

OUTSTANDING PAYROLL TAXES

During the year 2000, the Internal Revenue Service contended that the Company owes payroll taxes including interest and penalties totaling almost $400,000 for various periods from 1985-1991. The Company commenced negotiations with the IRS to resolve these issues. In management’s opinion, no accruals are necessary since these assessments are incorrect and were discharged in its bankruptcy proceedings.  As the result of the Internal Revenue Service claim, similar claims were made by the New York State Income Tax Authorities which claims were negotiated and have been officially cancelled by the New York State Taxing Authorities on July 1, 2002.  The Company has not received a follow up claim from Internal Revenue Service through June 30, 2004 since the original negotiations in 2000 and assumes the matter is closed.

NOTE 14 – PREPAID ITEMS

At the Board of Directors Meeting held in September 2003 the Board approved the issuance of two million five hundred thousand (2,500,000) shares of authorized but unissued Common Stock of the Corporation to the Directors in lieu of Director’s Compensation and Director’s Liability insurance for the ensuing year: Gino Scotto, Kit Wong, Patrick J. McDevitt, Joyce Clark and Maureen Plovnick each were issued five hundred thousand (500,000) shares of restricted Common Stock of the Company at a price of ten cents ($0.10) per share, the equivalent of fifty thousand dollars ($50,000) for each Director, a total of $250,000.  The $250,000 is recorded for shares issued as paid in capital.  In the last quarter of 2003 and the first and second quarters of 2004, the Company expensed $125,000 as administrative expenses.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Since we emerged from bankruptcy proceedings on September 29, 1998 we have had no revenues from operations. We sustained substantial losses from general administrative expenses amounting of $832,168 and $660,289 in year 2003 and 2002 and for the six (6) months ended June 30, 2004, $787,178 compared to a loss of $629,459 for the six months ended June 30, 2003. Kenilworth has had no revenues from operations during the past fourteen (14) years and there can be no assurances that it will ever have revenues from present planned operations.

LIQUIDITY AND CAPITAL RESOURCES

Our present plans are to develop a wagering system dubbed “Roulabette™” that would allow patrons in the industrialized world to play and wager on live in-progress simulcast casino table games on Roulabette™ terminals or television sets placed in hotels, resorts, bars and other public gathering places and in homes and offices or on personal computers (PC’s) or television sets connected to set top boxes for Interactive TV via digital satellite and digital cable broadcasts emanating from strictly regulated casinos.

Roulabette™ terminals are television sets that are connected to private in-house televisions and movie networks as offered by hotels/resorts, horse and dog racetracks, off track betting (OTB) offices and public gathering places that use a single dish antenna and distribute the simulcast live, in-progress casino table games to their network of television sets.

A first step will be to conduct a three (3) month test of the system at a casino site to prove the viability of broadcasting live in-progress table games around the world.  In previous years the company has tested the viability of its plans only in its laboratory.

To conduct the tests Kenilworth believes it will require initially five million dollars ($5,000,000) to (a) purchase special computers, digital television broadcast equipment and table games; and, (b) defray the cost of the facility and pay the salaries of twelve (12) employees who are specialists in software design, TV broadcasts, and mechanical design, for a period of eighteen (18) months, and from time to time, consultants who will assist the design team. In order to market Project Roulabette™ while the development of the terminals proceeds we will require an additional five million dollars ($5,000,000) to hire management and marketing people to secure future orders for the system.

Unless we are able to obtain these funds, of which there are no assurances, none of the tests and the additional development work can begin; and we will not be able to commence our planned business.

Kenilworth plans to obtain the necessary funding by offering in Private Placements, Common Shares, Convertible Promissory Notes, and Cumulative Convertible Preferred Shares and/or by the sale of limited joint venture participations in future Roulabette™ franchises. There can be no assurances that the Company will be able to secure any of these funds.

When the tests are completed and we have obtained all required licenses from the gaming control regulators and state legislatures or foreign jurisdictions to broadcast the live in-progress casino table games and has contracts with franchisees to place Roulabette™ terminals around the world and franchise television broadcasters, we expect to commence normal business operations.  Kenilworth will also seek to obtain production financing from regular banking sources to finance the manufacturing of the Roulabette™ system. There can be no assurances that any such financing and approvals will be available to us.

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

The Company plans to hold its Annual Meeting of Shareholders during the third quarter of 2004 or any adjournment thereof with proxy materials mailed to shareholders of record on June 28, 2004 prior to the proposed meeting dates.

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K:

Ex 31.1 Certification of Chief Financial Officer of the Company Required by Rule 13a-14(a) or Rule 15d-14(c) of the Exchange Act

Ex 32.1 Certification of Chief Financial Officer of the Company Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

KENILWORTH SYSTEMS CORPORATION

By:	/s/ Herbert Lindo
Herbert Lindo,
President and Chief Financial Officer
August 11, 2004