Form 10-Q
period 2004-09-30
KENILWORTH SYSTEMS CORP
filed 2004-11-15
CIK 55234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 OR 15(D) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practical date

The number of shares of common stock, $.01 par value of the Registrant outstanding as of September 30, 2004 was 131,577,921.

At the Annual Meeting of Shareholders held on May 28, 2003, the Shareholders approved the issuance of 20,000,000 shares of Restricted Common Stock to Herbert Lindo, the President of the Company for having assigned to the Company the Patent that was granted on June 10, 2003.  Titled “System and Method For Remote Roulette and Other Game Play Using Game Table at the a Casino”.  Upon Mr. Lindo’s request, the Shares have not been issued.

PART IV — INTRODUCTORY NOTE

The financials are presented as a Development Stage Corporation.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Controls and Procedures

PART II — OTHER INFORMATION

Item 2.	Changes in Securities and Use of Procedures
Item 6.	Exhibits and Reports on Form 8-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 discusses financial needs and projections, information or expectations about our proposed products or markets, or otherwise makes statements about future events, such statements are forward-looking.  We are making these forward-looking statements in reliance on the safe harbor provision of the Private Securities Litigation Reform Act of 1995.  Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.  These risks and uncertainties are described, among other places in this Quarterly Report, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the Form 10-K for the fiscal year ended December 31, 2003.

In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report.  When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

KENILWORTH SYSTEMS CORPORATION

INDEX TO FORM 10-Q

PART I.

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

KENILWORTH SYSTEMS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(A Development Stage Company)

	September 30 2004	December 31 2003
	(unaudited)	(unaudited)
ASSETS

Cash	$58,151	$7,136
Due from Shareholders (subscriptions)	0	50,000
Secured Note Receivable	50,000
Note Receivable	79,000
Prepaid Expenses (Directors)	0	187,500
Security Deposits	5,000
Property, Plant and Equipment, Net	45,118	12,302
CURRENT ASSETS	$237,269	$256,938
Patent, Net	335,967	336,100
TOTAL ASSETS	$573,236	$593,038

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Accounts Payable	$94,319	$119,097
Payroll Taxes Payable	6,087	13,018
Notes Payable	39,582	142,231
Installment Payment (Auto)	7,546
TOTAL LIABILITIES	$147,534	$274,346

Common Stock, $.01 par value, authorized 200,000,000 shares; issued and outstanding 104,412,753 in December 31, 2003 and 131,577,921 on September 30, 2004	$1,315,779	$1,044,126

Capital in excess of par value	26,624,518	25,723,963
Deficit	(27,514,595)	(26,449,397)
TOTAL SHAREHOLDERS’ EQUITY	$425,702	$318,692
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$573,236	$593,038

See accompanying notes.

KENILWORTH SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS

OF OPERATION, DEFICIT

(A Development Stage Company)

	Three-Months Ended Seqtember 30		Nine-Months Ended September 30
	2004	2003	2004	2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Sales	0	0	0	0
Costs and Expenses:
Selling, general and administrative expenses	$278,020	$89,451	$1,065,198	$781,910

Total Costs and Expenses	278,020	89,451	1,065,198	781,910
Net loss	278,020	89,451	1,065,198	781,910

Deficit-Beginning of period	(27,236,575)	(26,309,688)	(26,449,397)	(25,617,229)
Deficit-End of period	(27,514,595)	(26,399,139)	(27,514,595)	(26,399,139)

Loss per Share of common stock	0.002	0.0007	0.008	0.006
Average number of shares outstanding	131,577,921	126,888,594	131,577,595	124,388,139

See accompanying notes.

KENILWORTH SYSTEMS CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(A Development Stage Company)

	Nine-month ended September 30
	2004	2003
	(unaudited)	(unaudited)
CASH FLOWS USED IN OPERATING ACTIVITIES
Net Loss	$1,065,198	$692,459
Adjustments to reconcile net income to net cash used in operating activities
Changes in Accounts Receivable and Prepaid Expense	134,000	1,328
Depreciation and Amortization	6,454	0
Increase (Decrease) in accrued liabilities	24,758	19,826
	(906,440)	(671,305)
NET CASH USED IN OPERATING ACTIVITIES
Cash flows from Investing Activities
Purchase of Equipment	$35,668	$(13,461)
Additional Patent Costs	21,000	(357,100)
Lease hold improvements	54,310	—
Net cash in investing activities	$(831,130)	$558,483
CASH FLOW FROM FINANCING ACTIVITIES
Increase (decrease) in due to Affiliate	50,000	486,320
Proceeds from issuance of Stock from Conversion of Convertible Promissory Notes	95,000	0
Due from Shareholder (Secured Note)	129,000
Net cash provided by financing Activities	$594,887	$674,242
Net Increase (Decrease) in cash	(37,757)	32,150
CASH — BEGINNING OF PERIOD	95,908	10,071
CASH — END OF PERIOD	$58,151	$42,221

Supplemental Cash Flow Information
NON CASH TRANSACTIONS
Stock issued in settlement of debt	$86,000
Stock issued for consulting services including Director’s fees	$376,000

 SUMMARY OF OPERATIONS

LOSSES FROM OPERATIONS SINCE EMERGING

FROM BANKRUPTCY PROCEEDINGS ON SEPTEMBER 29, 1998

	To September 30 2004	2003	2002	2001	2000	1999	1998
Net sales from operations	$0	$0	$0	$0	$0	$0	$0
Other income
Net Loss	$1,065,198	$832,168	$660,289	$421,491	$136,589	$11,830	$4,300,403
Loss per common share	$0.008	0.008	$.007	$.005	$.002	$.01	$.07
Loss per common share-diluted	$0.008	$0.008	$.007	$.005	$.002	$.01	$.02
Consolidated Balance Sheet Data:
Total assets	$573,236	$593,038	$225,878	$120,811	$47,859	$9,034	$8,034
Current liabilities	$147,534	$274,346	$107,458	$100,730	$28,365	$242	$7,912
Stockholders’ equity	$425,702	$318,692	$148,420	$20,081	$19,494	$8,792,	$.112

See accompanying notes.

Cumulative losses since emerging from Bankruptcy Proceedings on September 29, 1998 as a Development Stage Corporation total $7,427,968.

KENILWORTH SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Kenilworth Systems Corporation and subsidiaries (“Kenilworth”) beginning as of January 1, 2004 contain all adjustments (consisting of only normal accruals) necessary to present fairly the consolidated balance sheets as of September 30, 2004 and December 31, 2003 and the related statements of operations and cash flows for the nine (9) month periods ended September 30, 2004 and 2003.

The loss from operations for the nine (9) month period ended September 30, 2004 are not necessarily indicative of the losses for the entire year.

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

NOTE 3 — PATENTS

In June 2003, Kenilworth was granted a U.S. Patent # 6,575,834 B1 titled “System and Method for Remote Roulette and Other Game Play Using Game Table at a Casino” for its television wagering system. The Patent has been filed in most countries throughout Asia, the Americas and Europe, including the Russian Republics.  In addition, Kenilworth has a Patent Pending for the transactions that take place at the lottery terminals and other set-top box applications (Provisional # 60/511/587 filed in June, 2003).  Darby & Darby are our Patent attorneys.

Kenilworth’s Roulabette™ plans received a vote of confidence on June 14, 2004 when the English Gaming Commission enthusiastically endorsed “Remote Wagering of Fixed Odd Casino Games” in its plan to revise existing gaming regulations.  Kenilworth will apply early next year, either singularly or together with BSkyB, for a license for Roulabette™ wagering in the U.K and Ireland.  The Roulabette™ system provides the safest and simplest method to prevent minors from participating in gambling activities with the various existing web sites, which has been a major problem for the English authorities.  After the first reading of the Gambling Bill in Parliament on October 27, 2004 some opposition was voiced by members of Parliament for the number of larger Las Vegas-style casinos that would be allowed, except that “remote gambling operations” has generally been well supported.

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

Basic loss per share is based on the weighted-average number of shares of common stock outstanding for the period, which were $0.008, $0.008, and $0.006 respectively for the year ended December 31, 2003, and the periods September 30, 2004 and September 30, 2003.

Diluted earnings per share have not been presented in the accompanying financial statements because the effect of conversion of convertible promissory notes was anti-dilutive.

NOTE 6 - INCOME TAXES

The Company uses the liability method to account for income taxes in accordance with requirements of SFAS No. 109.

The Company is a “C” Corporation for tax purposes.

The Company estimates that it has available approximately $17,427,968 in net operating loss carry-forwards, which expire at various dates through 2020. Utilization of the NOL carry-forward may be limited under various sections of the Internal Revenue Code depending on the nature of the Company’s operations.

The Company has a deferred tax asset of approximately two million eight hundred thousand dollars ($2,800,000) arising from its net operating loss carry-forwards. The deferred tax asset has been fully reserved due to the uncertainty of future realization.

NOTE 7 - USE OF ESTIMATES IN THE FINANCIAL STATEMENTS

The preparation of financial statements in conformity with Generally Accepted Accounting Principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

NOTE 9 - PROPERTY AND EQUIPMENT

Property and Equipment are stated at cost. For financial reporting purposes, property and equipment are depreciated utilizing the Straight-Line Method over the estimated useful lives of the related assets as follows:

YEARS
Office Equipment	5
Vehicles	5

Property and Equipment consist of the following as of September 30, 2004 and September 30, 2003:

	Nine-month ended September 30
	2004	2003
Office Equipment	$39,439	$3,939
Vehicle	13,641	13,641
	$53,080	$17,580
Less-Accumulated Amortization	7,962	1,508
Total Property and Equipment, Net	$45,118	$16,072

Depreciation expense for the quarters ended September 30, 2004 and September 30, 2003 was $1,882 and $1,328 respectively.

NOTE 10 - CONVERTIBLE PROMISSORY NOTES

During the year 2003, the Company sold one (1) year Convertible Promissory Notes totaling four hundred and six thousand ($406,000).  At the option of the Note Holders, the Notes were convertible into Common Stock of the Company at the rate of between one (1) share for each $0.07 and $0.10 of face value of the indebtedness represented by the Notes together with accrued interest at the annual rate of two percent (2%) above the prime rate quoted by Citibank of N.A. Management believed it was unable to repay the Notes when they become due.  In order to induce the Note Holders to convert the Notes by year end 2003 when the quoted price per Common Share, as traded on the Pink Sheet Market was between $0.035 and $0.06 per share, the Company offered to convert the Notes at the rate of one (1) share for each $0.05 of indebtedness represented by each Note, together with accrued interest.  As the result of the Company’s offer, all Note Holders converted their Notes into 7,712,606 restricted shares of authorized but unissued Common Stock, including accrued interest, at an average price of $0.05 per share.

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

During the quarter period ended September 30, 2004 the company sold one (1) year Convertible Promissory Notes totaling $60,000.  At the options of the Note Holders, the Notes were convertible into Common Stock of the Company at the rate of ten cents ($0.10) per share.  At the request of the Company, all Note Holders converted their Notes by September 30, 2004 at the rate of one (1) share for each five cents ($0.05) per share of the principal amount of the Notes without any accrued interest.  The Company’s Common Stock was trading on the Pink Sheets at that time between $0.08 and $0.09 per share.  As the result of the Company’s offer, all Note Holders converted their Notes into 1,200,000 restricted shares for the $60,000 face amount of the Notes at an average price of five cents ($0.05) per share, thus avoiding to carry the Notes on the Company’s balance sheet as indebtedness which could have made the Company close to be insolvent with the continuing cost of traveling to potential markets  and the participation as a guest speaker at the World Lottery Association (“WLA”) meeting in Costa Rica on September 29 through October 2, 2004.  The company dispatched five (5) members of its staff to meet one-on-one with each participating WLA member.

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

NOTE 12 — NON CASH TRANSACTIONS

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

During the quarter period ended September 30, 2004 the Company issued 700,000 shares of restricted Common Stock in payment of consulting contracts for services rendered and to be rendered in the amount of $84,000 an average price of twelve cents ($0.12) per share.

In connection with the emergence from bankruptcy in September 1998 the trustee distributed four million three hundred thousand four hundred and three dollars ($4,300,403) to pay one hundred percent (100%) of all approved claims.  The distribution was in addition to $1,610,800 to the IRS and the New York State Income Tax Authorities made in 1993 to avoid penalties.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

OUTSTANDING PAYROLL TAXES

During the year 2000, the Internal Revenue Service contended that the Company owes payroll taxes including interest and penalties totaling almost $400,000 for various periods from 1985-1991. The Company commenced negotiations with the IRS to resolve these issues. In management’s opinion, no accruals are necessary since these assessments are incorrect and were discharged in its bankruptcy proceedings.  As the result of the Internal Revenue Service claim, similar claims were made by the New York State Income Tax Authorities which claims were negotiated and have been officially cancelled by the New York State Taxing Authorities on July 1, 2002.  The Company has not received a follow up claim from Internal Revenue Service through September 30, 2004 since the original negotiations in 2000 and must assume the matter is closed.

NOTE 14 — PREPAID ITEMS

At the Board of Directors Meeting held in September 2003 the Board approved the issuance of two million five hundred thousand (2,500,000) shares of authorized but unissued Common Stock of the Corporation to the Directors in lieu of Director’s Compensation and Director’s Liability insurance for the ensuing year: Gino Scotto, Kit Wong, Patrick J. McDevitt, Joyce Clark and Maureen Plovnick each were issued five hundred thousand (500,000) shares of restricted Common Stock of the Company at a price of ten cents ($0.10) per share, the equivalent of fifty thousand dollars ($50,000) for each Director, a total of $250,000.  The $250,000 is recorded for shares issued as paid in capital.  In the last quarter of 2003 and the first, second and third quarters of 2004, the Company expensed the entire $250,000 of which $62,500 was expensed in the third quarter as administrative expenses.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Since we emerged from bankruptcy proceedings on September 29, 1998 we have had no revenues from operations. We sustained substantial losses from General and Administrative expenses amounting to $832,168 and $660,289 in year 2003 and 2002 and for the nine (9) months ended September 30, 2004, $1,065,198 compared to a loss of $781,910 for the nine months ended September 30, 2003. Kenilworth has had no revenues from operations during the past fourteen (14) years and there can be no assurances that it will ever have revenues from present planned operations.

LIQUIDITY AND CAPITAL RESOURCES

Our present plans are to develop a wagering system dubbed “Roulabette™” that would allow patrons in the industrialized world to play and wager on live in-progress simulcast casino table games on Roulabette™ terminals or television sets placed in hotels, resorts, bars and other public gathering places and in homes and offices or on personal computers (PC’s) or television sets connected to set-top boxes via digital satellite and digital cable broadcasts emanating from strictly regulated casinos.

Roulabette™ terminals are television sets that are connected to private in-house televisions and movie networks as offered by hotels/resorts, horse and dog racetracks, off track betting (OTB) offices and public gathering places that use a single dish antenna and distribute the simulcast live, in-progress casino table games to their network of television sets.

A first step will be to conduct a test of the system at a casino site to prove the viability of broadcasting live in-progress table games around the world.  In previous years the company has tested the viability of its plans only in its laboratory.

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

Kenilworth plans to obtain the necessary funding by offering Private Placements, Common Shares, Convertible Promissory Notes, and Cumulative Convertible Preferred Shares and/or by the sale of limited joint venture participations in future Roulabette™ franchises. There can be no assurances that the Company will be able to secure any of these funds.

When the tests are completed and we have obtained all required licenses from the gaming control regulators and state legislatures or foreign jurisdictions to broadcast the live in-progress casino table games and have contracts with franchisees to place Roulabette™ terminals around the world and franchise television broadcasters, we expect to commence normal business operations.  Kenilworth will also seek to obtain production financing from regular banking sources to finance the manufacturing of the Roulabette™ system. There can be no assurances that any such financing and approvals will be available to us.

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

You should not rely on forward-looking statements in this Form 10-Q. This Form 10-Q contains forward-looking statements that involve risks and uncertainties. We use words such as “anticipates”, “believes”, “plans”, “expects”, “future”, “intends” and similar expressions to identify such forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-Q. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by Kenilworth as described below and elsewhere in this Form 10-Q.

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

The Company is a defendant in an action brought by Northbridge Productions for seventy-five thousand dollars ($75,000) which the Company claims was the result of misrepresentation of their affiliation with certain news organizations.

Item 2.	CHANGE IN SECURITIES:

None

Item 3.	DEFAULT UPON SENIOR SECURITIES:

None (No Senior Debt outstanding)

Item 4.	SUBMISSION OF A MATTER TO A VOTE OF SECURITIES HOLDERS:

Increase the authorized issuance of Common Stock from 200,000,000 shares to 300,000,000 shares.

Item 5.	OTHER INFORMATION:

The Company plans to hold its Annual Meeting of Shareholders during the fourth quarter of 2004 or any adjournment thereof with proxy materials mailed to shareholders of record thirty (30) days prior to the proposed meeting date.

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K:

Ex 31.1 Certification of Chief Financial Officer of the Company Required by Rule 13a-14(a) or Rule 15d-14(c) of the Exchange Act

Ex 32.1 Certification of Chief Financial Officer of the Company Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 7.	SUBSEQUENT EVENT:

On October 12, 2004 the Company received a payment of fifty thousand dollars ($50,000) in reduction of Notes Receivable.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

KENILWORTH SYSTEMS CORPORATION

By:	/s/ Herbert Lindo
Herbert Lindo,
President and Chief Financial Officer
November 13, 2004