Form 10-K
period 2004-12-31
KENILWORTH SYSTEMS CORP
filed 2005-04-13
CIK 55234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from to .

Commission file number 0-08962

KENILWORTH SYSTEMS CORPORATION
 (Exact name of registrant as specified in its charter)

NEW YORK	84-1641415
(State of incorporation)	(IRS Employer Identification No.)
185 WILLIS AVENUE, MINEOLA, NEW YORK	11501
(Address of principal executive offices)	(zip code)
(516) 741-1352
(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

(TITLE OF CLASS)
Common Stock, par value $.01 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☒ No ☐

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registration based on the closing price as reported on the Pink Sheet Market on March 15, 2005 was $11,300,000.

As of March 15, 2005, 141,226,245 Shares of the Registrant’s Common Stock, $0.01 par value, were outstanding.

Portions of the Registrant’s Proxy Statement for its 2005 Annual Meeting of Stockholders to be filed not later than one hundred twenty (120) days after the end of the fiscal year covered by this report are incorporated by reference into Part III of this Form 10-K.

At the Annual Meeting of Shareholders held on July 17, 2002 the Shareholders approved the issuance of 20,000,000 Shares of restricted Common Stock to Herbert Lindo, the President of the Company for having assigned to the Company the Patent that was granted on June 10, 2003.  Titled “SYSTEM AND METHOD FOR REMOTE ROULETTE AND OTHER GAME PLAY USING GAME TABLE AT A CASINO”.  Upon Mr. Lindo’s request, the Shares have not been issued.  (See Part III Item 12 Beneficial Ownership (1).)

At the regular meeting of the Board of Directors of the Company held on December 1, 2004 at which all six (6) members of the Board of Directors were present, the Directors (with Herbert Lindo, the Chairman and President abstaining) unanimously voted to issue 25,000,000 shares of restricted Common Stock to Herbert Lindo for having assigned in October 2003 to the Company, the Patent which is pending titled “METHOD AND SYSTEM FOR SUPPLYING FUNDS TO A TERMINAL FOR REMOTE WAGERING” (lottery terminals).  Upon Mr. Lindo’s request, the shares have not been issued (see Part III Item 12 Beneficial Ownership (1)).

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

INTRODUCTORY NOTE TO PART IV

The Consolidated Financial Statements for this Annual Report on Form 10-K for the year ended December 31, 2004, include the results of the restatement of the financial results for the calendar years 2001, 2002 and 2003 as  a “Development Stage Corporation”, ordered by the Securities and Exchange Commission.

PART I

ITEM 1—DESCRIPTION OF BUSINESS

THE COMPANY

Kenilworth Systems Corporation, hereinafter referred to as “Kenilworth”, the “Company” or “we”, was incorporated on April 25, 1968 under the laws of the State of New York.  Kenilworth has been a publicly traded Company since 1968 formerly on the National NASDAQ Market, presently on the OTC Pink Sheet Market since emerging from Bankruptcy Proceedings in September 1998.  Kenilworth is now being presented as a Development Stage Company.

GENERAL

Since early in the year 2000 we have been solely engaged in developing patents, markets and investigating how best to obtain Governmental approvals, by engaging lobbyists and consultants that would allow television satellite and cable subscribers throughout the industrialized world to play and wager along with live, in-progress casino table games (Roulette, Craps, Baccarat and more) from strictly regulated casinos located in the United States and other locations around the world.

Employing the latest encrypted satellite and cable technology and placing television cameras in strategic locations above the casino table games, without disrupting the normal game-monitoring activities, (a separate control room would direct the various camera angles), and transmitting the table games over the digital satellite and digital cable networks to television sets (“TV’s”), which become a platform for playing along with the casino games wherever TV’s are located.

Kenilworth titled the overall proposed project “Roulabette™”.  There are 120 million TV subscribers in the United States and more than 300 million subscribers throughout the rest of the world (“The Market”).  On average, households in the U.S. have 2 ½ TV’s.  (It is important since the satellite and cable companies will charge a separate fee for transmitting the table games).  Public gathering places can accommodate (be able to network) up to 200 TV sets with a simple satellite receiving dish or direct cable connections.  With wagering possible in homes, hotel rooms, resort rooms, pubs, restaurants, race tracks and other public gathering places the Company believes will become a more than $500 billion net win Market within five (5) years throughout the industrialized world.

To best market the casino games, the Company is selecting lotteries throughout the world to manage and operate the distribution and cash handling (deposits to play and paying winnings) using the lotteries’ existing databases for the sale of lottery tickets, and paying winnings at regular lottery licensed terminal locations.

All forty one (41) lotteries in the United States are owned and operated by County and State agencies.  Throughout the rest of the world lotteries are owned by government agencies or non profit charitable agencies that distribute the net earnings to benefit social and charitable programs, or by private entities that pay a percentage of their net win to designated government agencies.

These foreign lotteries also have the same databases as lotteries in the United States, except most lotteries throughout Europe pool their lotteries between countries, not unlike Mega Millions and PowerBall in the United States, which makes the distribution simpler and very cost effective for both Kenilworth and the lotteries.

There are no technical breakthroughs required.  The technology is readily available.  What is needed is to get through the maze of Local, County, State and Federal regulations in each U.S. State and foreign countries.  When the first State in the United States grants the Company permission to transmit the broadcast from one of its casinos to their residents and to States that do not have any casinos, (the entire East coast of the United States), the other forty (40) States with lotteries will join expeditiously.

The lotteries will receive forty percent (40%) of the net win without costs of any kind. In addition, the States’ general fund will receive five percent (5%) of the net win, also without costs of any kind.

In States that designate exclusively lottery proceeds to schools and their teachers it is a welcome contribution.  In other States it will close budget gaps.

In addition, throughout the United States there are five hundred (500) facilities that simulcast live in-progress horse/dog races.  At all facilities there are several large TV screens that show the races from the different tracks with general theater type seating for patrons and at private cubicles with television sets outfitted with touch screens.  The cubicles rent for additional fees.  After players open an account and select pin numbers, they can watch each race offered on the different tracks on the TV and place wagers on the different races by simply changing channels.  The players may also watch sporting events, the news, the Stock market reports, and in the near future Roulabette™, live, in-progress casino table games.  The simulcast centers have their own databases to manage the cash deposit and pay winnings on the horse/dog races and will be able to manage the casino games, on the same methods as the lotteries will manage Roulabette™.  With fifty to one hundred (50-100) private TV’s, available in simulcast centers, especially at night, when fewer tracks are operating.

When playing along with live table games from a highly regulated jurisdiction, players will be assured that the game results are exactly what they see; and, playing along with live casino table games such as Roulette, Craps and Baccarat we believe will provide interaction, fun and far more excitement than playing make believe animated (virtual) games. It is the next best thing, we believe, to actually being at the table in the casino.

To conduct the initial broadcast Kenilworth believes it will require ten million dollars ($10,000,000) and there are no assurances we will ever be able to obtain any of such money. At present, the Company does not have the funds readily available but hopes to obtain same, from investors, as soon as Kenilworth can commence broadcasting from a casino in the United States or other casinos throughout the world.

In prior years, Kenilworth completed a prototype system that allowed casino patrons to play along with live in-progress casino table games only within the confines of a casino, via closed circuit television. Also in 1990, we developed and delivered for the TAB (Totalizator Agency Board) a quasy government agency of the State of Victoria, Australia, a cashless slot machine system. Both systems required debit cards and central mainframe computers to manage the wagers. By making use of the expertise applied in the development of the aforementioned systems we plan to develop a second-generation system that will manage the wagers by the microprocessor installed in TV set-top boxes to receive satellite broadcasts. This as planned would allow a player in an interactive manner, at a remote location (outside the casino confines), to experience the actual play and excitement at the casino table game and to make wagers on the various games, without having to be physically present at the casino or casino table.  There are no assurances we will be able to successfully develop any system.

The proposed “Roulabette™” system also will provide Roulabette™ terminals that may be placed in resorts, racetracks or other gathering places which consists of a personal computer (PC) with two (2) monitors.  One (1) monitor will display the live in-progress casino table game play as well as advertising.  The second, which will be outfitted with a touch screen, allows a player to place wagers directly over the games displayed on the first monitor.  It will also have a variable denomination bill acceptor and a bar code ticket dispenser.  Both monitors will be housed in an attractive enclosure. The Roulabette™ terminal will be the size of a typical “low boy” slot machine (desk top height).  Each terminal would be self-sufficient, manages wagers from $0.25 to $100.00 or the equivalent in most any currency, and receives the table game play via simulcast digital satellite TV transmissions (with dish antennas) or local digital cable connection from legally operating casinos throughout the industrialized world.

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

We believe there are powerful arguments for state legislatures to amend their Lottery Acts to include “Play Along with Roulabette™ Live”. Lottery revenue is gradually decreasing in every state. Thirty-two (32) states and the District of Columbia are pooling their lottery prizes with the “PowerBall” and “Big Game” national lotteries. In most of these states, the state lottery finds it difficult to obtain sufficient numbers of players to make up a minimum weekly lottery prize of one million dollars ($1,000,000). In most states, the revenue from lottery play benefits education. States need something more attractive to restore revenue. With “Play Along with Roulabette™ Live”, there is interaction, excitement and fun. All which we believe may be at much better odds than may be offered by the lotteries. The lotteries can establish maximum wagers daily, weekly and monthly limits, and monitor compulsive gamblers, and almost prevent 100% of the underaged from wagering on Roulabette™ by use of lottery terminals to make deposits in cash to wager along.

Project Roulabette™ is a concept intended to be built and there can be no assurances that it will ever be built.  The Patented microprocessors to be installed in the TV set top boxes have not been designed.  We have as at December 31, 2004, no agreement, customers except for proposals submitted for future business and there can be no assurances that we will ever have same.

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

A second Patent which is pending titled “Method and Systems for Supplying Funds to a Terminal for Remote Wagering” which Patents the use of lottery terminals to manage Roulabette™ wagers, also invented by Herbert Lindo and assigned to Kenilworth in 2003.

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

Kenilworth Systems Corporation expects to be able to provide, of which there can be no assurances, simulcast gaming worldwide, giving everyone the opportunity of playing a casino table game as if they were on the floor of a major casinos.  This project would provide all of the benefits and actual excitement of playing in a casino as actually being at the casino.   Gaming enthusiasts will welcome the chance to place wagers on live in-progress casino table games, whether they are at a local tavern, hotel, resort, racetrack or other public gathering place, or at home.  Kenilworth hopes to be able to lead the industry in this arena, and its Patent and Patent pending and its technology we believe would allow all of this to happen of which there can be no assurances.

Our proposed system has the potential to replace the existing one thousand (1,000) foreign virtual gambling websites now in play, which garnished more than eight (8) billion dollars from U.S. citizens in 2004 and is expected to increase to ten to twelve (10-12) billion dollars in 2005, violating the 1961 Wire Act without paying any U.S. taxes.  We expect that players will prefer to “Play Along with a Live Casino Game” versus a virtual make believe game, assisting the U.S. Attorney General’s Office curbing illegal wagering in the United States by foreign website operators that entice the public into wagering illegally.

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

In prior years, the House of Representatives voted and passed the Internet Gambling Enforcement Act, which bans credit and debit cards, checks, “Western Union type” wire transmission and all other means of transferring money for use in connection with Internet Wagering. Since the Senate did not approve a companion Bill, the House and Senate must pass the legislation again in 2004/5.  We believe there appears to be an anti-Internet gambling sentiment in Congress and passage by both houses appears certain.  Our method is distinct, as players using our system, unlike the Internet, will be subject to state casino regulations and will not be permitted to use credit or debit cards. We believe there are no U.S. prohibitions to simulcast live action of casino games as long as the wagers are placed and wagered within the state.

In our proposed worldwide plans, wagers would be placed with Licensed Betting Offices and lottery terminal operators.  They would be only permitted to accept cash at their offices or lottery terminal locations.  Currently, they would be obliged to make sure that no one underage places or collects wagers on horseracing, sporting events or the lottery.  The same would apply when they accept wagers or pay winnings on our live simulcast broadcasts.  We believe, although there can be no assurances, that our system is simple and almost 100% foolproof.

Initially our proposed simulcast will be for entertainment purposes only and will start with broadcast emanating from casinos in the United States and delivered to foreign jurisdictions that permit our type of casino gambling. Our proposed broadcasts may actually contain live entertainment produced in Hollywood.  Thirty (30) minutes of gambling, then thirty (30) minutes of entertainment, then thirty (30) minutes of gambling and then back to entertainment.  The entertainment would be inserted the same as commercials are presented on TV shows.  Kenilworth has been able to engage CenterStaging Musical Productions, Inc. of Burbank, California to provide the entertainment content for Roulabette™ broadcasts.

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

The answer is simple.  They are casino operators.  If they, even by accident, have a minor playing along with their broadcasts, or commit any other violation, they could lose their Nevada or Atlantic City and other state Casino or foreign licenses.  Establishing a subsidiary for their transmissions does not absolve them from the violation.  Kenilworth is not a licensed casino operator.  Kenilworth holds the U.S. Patents for remote casino wagering and depositing cash funds to and they would only be able to operate under our license.  Sharing profits with non-licensees is a violation of the Nevada Gaming Control Act.

Further, if we ever commence broadcasting from Las Vegas or Atlantic City, we plan to broadcast from casinos in rotation, in order that each casino will have the opportunity, on certain days, to broadcast during prime time.  When we manage the broadcast in their casino, we will make use of the same crew in the communication room (4 technicians, 24 hours a day, 7 days a week).

We believe that casino centers would fare better in accepting a percentage of our net win, which they would receive without any operating costs.

Net win is determined before deduction of expenses.  It’s a term used to collect taxes on gambling revenue (table drop) before operating expenses.  In Europe, and now in some states in the U.S., this tax amounts to an average of twenty percent (20%), with minimum annual taxes of up to one hundred million dollars ($100,000,000).

We propose to offer a percentage of our net win to any state.  On a worldwide basis revenue could reach, in the not too distant future, in the five hundred billion dollar range ($500 billion).  That could earn billions of dollars annually to participating jurisdictions.  Law enforcement agencies estimate that Americans wagered $380 billion in 2001 on sporting events (mostly illegally).  Our proposed system can be regulated and controlled (unlike Internet sites).

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

(3.)                               What will happen if non-casino or casino operators attempt to compete with us?

If they do, they run the risk of an injunction and incurring triple damages.  The U.S. Patent titled “SYSTEM AND METHOD FOR REMOTE ROULETTE AND OTHER GAME PLAY USING GAME TABLE AT A CASINO” for remote live in-progress casino play was issued on June 10, 2003 to Kenilworth and has been filed for approval in forty-nine (49) industrialized countries including Russia and China.

(4.)                               Will there be opposition by Nevada casino operators?

The past has proven to the Nevada casino industry that as more casinos are built in the United States (we believe there are now more than nine hundred [900] casinos outside of Nevada), more visitors come to Nevada. Our worldwide broadcasts would substantially enhance the overall demand to visit Las Vegas or any other state or jurisdiction that permits our broadcasts, and to other casinos from which we will broadcast.

SUMMARY:

(1.)          Kenilworth’s business presently is solely in the planning stage. We plan to engage in the development, manufacturing, marketing of an operation entitled Roulabette™. Roulabette™ would allow casino patrons and other players to play along with live in-progress casino table games such as Roulette, Craps and Baccarat and more via digital satellite and digital cable television broadcasts (simulcasts) emanating from strictly regulated casinos located in the United States and other locations around the world, to self-sufficient computer terminals dubbed “Roulabette™” and digital satellite and cable TV set top boxes. The Roulabette™ terminal is a proposal intended to be built and there can be no assurances that it will ever be built.  The microprocessors to be installed in the TV set top boxes have not been designed. We have as at December 31, 2004, no agreements, customers or proposals for any future business and there can be no assurances that we will ever have same. Reference is also made to each of the “Risk Factors” that are set forth in Item 7.

(2.)          Our Roulabette™ terminals, wherever they would be placed in bars, resorts, hotels, racetracks, etc. will only be leased to the operators by the leasing company, which we will engage for that purpose.  If a terminal cannot meet the minimum revenue necessary to pay the monthly leasing charges, it will be moved to another location.  By placing Roulabette™ terminals at horse race tracks, which also offer slot machines, we will be transforming them into complete casinos, without the inherent start up and operating costs.

(3.)          We believe the thousand virtual casino websites via the Internet obtain sixty percent (60%) of their annual revenue from customers in the U.S.

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

MARKETING STRATEGY/SALES PLAN

Our marketing strategy consists of developing the Roulabette™ terminal and the Roulabette™ broadcasts. We estimate at this time, that we will need at least approximately ten million dollars ($10,000,000) for promoting the Roulabette™ concept. We do not have this money nor do we have any agreements or understanding to procure this money. We may never get this money. If we do obtain this money, it may not be sufficient. Further, should such monies be available it may not be available on terms satisfactory to Kenilworth or it may be available on such terms that substantially dilute the interest of existing shareholders. If we obtain this money, we will need substantial additional funds for the proposed marketing plan and there can be no assurances that such funds will ever be available to allow Kenilworth to engage in business on a profitable basis.

At the present time, we do not have any technically oriented employees who will be able to develop Roulabette™. It will be necessary for us to obtain personnel qualified and with the expertise to develop Roulabette™. We would require six (6) additional employees and several consultants and there can be no assurances of our being able to obtain any necessary personnel. There can be no assurances of the availability of any such employees and consultants.  The Company will outsource the development of Roulabette™ and the microprocessors for the TV set top boxes.

In the United States Kenilworth hopes to refrain from using the Worldwide Web (WWW) Internet to manage wagers from individuals outside of the casino confines. Legislators have voiced strong objections to having their constituents’ gamble one-on-one against computers located in Europe, Russia and on Caribbean islands, totally unregulated. In Roulabette™, the play-along broadcast emanates from casinos that are regulated by strict and comprehensive rules and state and jurisdiction regulations, enforced by gaming control regulators and everybody plays along with the same live table game. There is a world of difference between playing in a virtual make believe casino compared with an actual casino.

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

The individuals would have to pre-deposit funds into an account with the wager management company and then place wagers with their credit balance. The wagers and running balances will be transmitted to the Roulabette™ player’s PC and/or television sets with telephone lines not crossing any state lines, similar in principle to telephone accounts wagering offered by the New York State Off-Track Betting Corporation and the state of Nevada casino sports book and recently with remote purchase of lottery tickets in many states within the United States.

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

Kenilworth presently has engaged lobbyists in four (4) states at an annual cost of four hundred eighty four thousand dollars ($484,000).

In the event a substantial amount is won by a player, Kenilworth will make payment to the winner, via money wire transfer to the establishment which managed the wager within twenty-four (24) hours.  Kenilworth will establish a worldwide cage for winning payments; or, a guarantee payment by a well-recognized international bank.

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

PATENTS, TRADEMARKS AND INTELLECTUAL PROPERTY

Our most important assets are Patents we have acquired and Roulabette™ related trademarks and service marks.  The Patent granted on June 10, 2003 titled “SYSTEM AND METHOD FOR REMOTE ROULABETTE AND OTHER GAME PLAY USING GAME TABLE AT A CASINO” and Patent Application filed October 15, 2003, entitled “METHOD AND SYSTEM FOR SUPPLYING FUNDS TO A TERMINAL FOR REMOTE WAGERING”, trademarks ROULABETTE™, “PLAY ALONG WITH NEVADA, LIVE™”, “ROULABETTE PLAY CARD™” as in pre-marked cards similar to lottery cards to select number in each game, used with terminals “ROULABETTE SWIPE CARD” to activate set-top boxes to play Roulabette™ and “PLAY ALONG WITH ROULABETTE™, LIVE”.

GOVERNMENT REGULATIONS

Kenilworth has no licenses from any casino regulating authorities and may not require any casino licenses at the present time and may never become able to obtain any licenses that may be required in the future. Each state has its own regulations, and in states where Kenilworth does business, Kenilworth will have to comply with these regulations and there can be no assurances that it will be able to do so or obtain the necessary license in an applicable jurisdiction. The following discussion is not necessarily complete, or current regarding laws and regulations that may be applicable to us.  Any present laws are also subject to future change, amendment or cancellation.

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

EMPLOYEES

Kenilworth at present has five (5) full time employees. Four (4) perform administrative work and one (1) other works on research related to casino wagering and marketing around the world in addition to the officers that manage the affairs of the Company. The Company has engaged consultants to assist us in the Asian market and that may manage the proposed satellite transmission programs, and others that may assist in the marketing of Roulabette™ broadcasts throughout the industrialized world.

Kenilworth maintains medical insurance for its employees, who do not contribute to the costs of the Plan.

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

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages and positions held by each of Kenilworth’s directors and executive officers are as follows:

NAME	AGE	OFFICES AND POSITIONS HELD	FIRST ELECTED OFFICER OF KENILWORTH
HERBERT LINDO	79	PRESIDENT,CHAIRMAN OF THE BOARD AND CHIEF FINANCIAL OFFICER	1972
GINO SCOTTO	35	CHIEF EXECUTIVE OFFICER AND DIRECTOR	2001
MAUREEN PLOVNICK	38	CORPORATE SECRETARY, VICE PRESIDENT AND DIRECTOR	2000
JOYCE CLARK	68	VICE PRESIDENT AND DIRECTOR	1998
KIT WONG	75	VICE PRESIDENT AND DIRECTOR	1999
PATRICK J. MC DEVITT	63	VICE PRESIDENT AND DIRECTOR	2001
ANDREW HIRKO	28	VICE PRESIDENT	2004
CHRISTOPHER JENKINS	23	VICE PRESIDENT	2004

All of the above Executive Officers and Directors have been elected to serve until the next Annual Meeting of Shareholders or until their respective successors are elected and qualified. The Board presently anticipates that the next Shareholders Meeting will be held in May 2005.

PART II

ITEM 5— MARKET PRICES OF THE COMPANY’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

(a) Kenilworth emerged from Bankruptcy Proceedings in September of 1998, its Common Stock which had been trading on the NASDAQ National Market, resumed trading on the OTC Pink Sheets under the old trading symbol “KENS”. The following table sets forth high and low closing sales prices for our Common Stock, as reported on the OTC Pink Sheets.

	LOW	HIGH
2003

January 1, 2003
Through March 31, 2003	$.05	$.215

April 1, 2003
Through June 30, 2003	$.08	$.19

July 1, 2003
Through September 30, 2003	$.0575	$.20

October 1, 2003
Through December 31, 2003	$.038	$.118
2004

January 1, 2004
Through March 31, 2004	$0.45	$0.071

April 1, 2004
Through June 30, 2004	$0.33	$0.125

July 1, 2004
Through September 30, 2004	$0.165	$0.065

October 1, 2004
Through December 31, 2004	$0.155	$0.08
2005

January 1, 2005
Through March 15, 2005	$0.28	$0.105

(b)  Holders. There were approximately eight thousand (8,000) holders of record of Common Stock of Kenilworth as of March 15, 2005.

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

(e)  Equity Compensation Plan Information

The following table summarizes the equity compensation plans under which Kenilworth Systems Corporation common stock may be issued as of December 31, 2004.

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

Selected Financial Data for the five (5) years ended December 31, 2004, are as Follows:

SUMMARY OF OPERATIONS

	2004	2003	2002	2001	2000	PERIOD FROM SEPTEMBER 28, 1998 TO DECEMBER 31, 2004
Net sales from operations	$0	$0	$0	$0	$0	$0
Other income
Net Loss	$1,434,361	$832,168	$660,289	$421,491	$136,589	$7,816,873
Loss per common share	$0.010	$0.008	$.007	$.005	$.002	$.112
Loss per common share-diluted	$0.010	$0.008	$.007	$.005	$.002	$.110
Consolidated Balance Sheet Data:
Total assets	$789,795	$593,038	$225,878	$120,811	$47,859	$1,802,413
Total liabilities	$180,107	$274,346	$107,458	$100,730	$28,365	619,160
Stockholders’ equity	$609,688	$318,692	$148,420	$20,081	$19,494	$1,151,620

ITEM 7— MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion following should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and the notes therto included elsewhere in this Annual Report on Form 10-K.

(A) RESULTS OF OPERATIONS

Since we emerged from bankruptcy proceedings on September 28, 1998, we have had no revenues from operations, and therefore sustained losses from general administration expenses amounting to $1,434,361 in 2004, $832,168 in 2003 and $660,289 in 2002. Kenilworth has had no revenues from operations during the past thirteen (13) years and there can be no assurances that it will ever have revenues from present planned operations.

(B) LIQUIDITY AND CAPITAL RESOURCES

Kenilworth has not conducted any business and operations since 1991. At December 31, 2004 our working capital was $157,260. In Kenilworth’s present state of operation to formulate a viable business plan, Kenilworth requires little funding to continue this planning. We have been dependant upon the resources of its President who receives no compensation and funds received from private investors. Totaling $1,049,500 in 2004, $406,000 in 2003 and $520,000 in 2002.  In addition the Company issued restricted Common Stock for services rendered primarily to consultants and for legal services totaling $1,330,122 for 15,447,000 shares in 2004, $596,440 for 7,395,558 shares in 2003 and $498,627 for 10,411,355 shares in 2002.

Our present plans are to develop a wagering system titled “Roulabette™” that would allow patrons all over the industrialized world to view and wager on live casino table games on terminals placed in hotels, resorts, bars and other public gathering places and in homes and offices on personal computers (PC’s) or television sets connected to set top boxes for Interactive TV via digital satellite and digital cable broadcasts emanating from strictly regulated casinos.  At present we do not have sufficient liquidity and capital resources to develop our business or to remain in business and we may never have such resources.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND RISK FACTORS

The information contained in this Form 10-K and Kenilworth’s other filings with the Securities Exchange Commission contain “forward- looking” statements within the meaning of section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbors created thereby. Such information involves important risks and uncertainties.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information included in this Annual Report on this FORM 10-K contains statements that are forward-looking, including, but not limited to, statements relating to our business strategy and development activities as well as other capital spending, financing sources, the effects of regulation (including gaming and tax regulations), expectations concerning future operations, margins, profitability and competition. Any statements contained in this FORM 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, in some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “would,” “could,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “continue” or the negative of these terms or other comparable terminology. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by us. These risks and uncertainties include, but are not limited to, our lack of recent operating history, our dependence on Herbert Lindo, our Chairman and President who is nearly eighty (80) years old and existing management, general domestic or international economic conditions, pending or future legal proceedings, changes in federal or state tax laws or the administration of such laws, changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions), applications for licenses and approvals under applicable jurisdictional laws and regulations (including gaming laws and regulations).  You should not place undue reliance on any forward-looking statements, which are based only on information currently available to us. We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date of this 10-K report for the year ended December 31, 2004.

RISK FACTORS

NO OPERATING HISTORY

We have had no revenues from operations since 1991. We emerged from bankruptcy proceedings in 1998 without assets and liabilities. We have had no revenues from operations since then and we may never have any revenues from operations in the future, which may result in the termination of our business.

WE HAVE NO WORKING CAPITAL

As of December 31, 2004 the working capital of Kenilworth is $ 157,260. This will not enable Kenilworth to achieve any of its planned operations. There can be no assurances that Kenilworth will ever have sufficient working capital to engage in its planned operations.  Although we have been able to obtain working capital from investors that purchase Convertible Promissory Notes and by issuing restricted Common Shares for services rendered.

OUR BUSINESS IS ONLY IN THE PLANNING STAGE

Kenilworth’s business presently is solely in the planning stage. We plan to engage in the development, manufacturing, and marketing of an operation entitled Roulabette™. Roulabette™ would allow casino patrons and other players to play along with live in-progress casino table games such as Roulette, Craps and Baccarat and more via digital satellite and digital cable television broadcasts (simulcasts) emanating from strictly regulated casinos located in the United States and other locations around the world, to self-sufficient computer terminals dubbed “Roulabette™” and digital satellite and cable TV set top boxes. The Roulabette™ terminal is a proposal intended to be built and there can be no assurances that it will ever be built.  The microprocessors to be installed in the TV set top boxes have not been designed. We have as at December 31, 2004, no agreements, customers or proposals for any future business and there can be no assurances that we will ever have same.

WE NEED AT LEAST TEN MILLION DOLLARS ($10,000,000)

In order to commence to develop the Roulabette™ terminal and the Roulabette™ broadcasts, we estimate at this time, that we will need at least approximately ten million dollars ($10,000,000). We do not have this money nor do we have any agreements or understanding to procure this money. We may never get this money. If we do obtain this money, it may not be sufficient. Further, should such monies be available it may not be available on terms satisfactory to Kenilworth or it may be available on such terms that substantially dilute the interest of existing shareholders. If we obtain this money, we will need substantial additional funds for the proposed marketing plan and there can be no assurances that such funds will ever be available to allow Kenilworth to engage in business on a profitable basis.

OUR BUSINESS IS SUBJECT TO OUR ABILITY TO OBTAIN AND RETAIN KEY PERSONNEL

At the present time, we do not have any employees who will be able to develop Roulabette™. It will be necessary for us to obtain personnel qualified and with the expertise to develop Roulabette™. We believe at this time we would require initially six (6) additional employees and several consultants. There can be no assurances of the availability of any such employees and consultants.  The Company expects to outsource the development of Roulabette™ and the microprocessors for the TV set top boxes.  No assurances can be given that the Company will be able to do this successfully.

WE ARE DEPENDANT UPON OUR PRESIDENT

Kenilworth has been dependant upon the services of its president Herbert Lindo who is seventy-nine (79) years old. Herbert Lindo has performed his services during the past thirteen (13) years without compensation. Should Kenilworth procure working capital, there can be no assurances that he will continue to work without receiving compensation. There also can be no assurances of Herbert Lindo’s continued

availability.  We believe without assurances that present management is capable to continue our present plans in the event that Herbert Lindo is not available.

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

WE WERE GRANTED A PATENT FOR THE VARIOUS ASPECTS OF SIMULCAST WAGERING

On June 10, 2003, the U.S. patent for the various aspects of wagering on live in-progress casino table games, was granted by the U.S. Patent Office to Herbert Lindo, the Inventor and which Patent was assigned by Herbert Lindo to the Company in August 2000.  We filed the Patent for approval in forty-nine (49) countries in the industrialized world including Russia and China. There can be no assurances that foreign patents will be issued and the challenges will not be instituted against the validity or enforceability of our patent.  Herbert Lindo also filed a Patent in the U.S. Patent Offices in June 2003 to use lottery terminals to accept deposits for wagers placed with the TV set top boxes, which has also been assigned to the Company by Herbert Lindo, in June 2003.

OUR ROULABETTE™ TERMINALS ARE SUBJECT TO VARIOUS FEDERAL, STATE, LOCAL AND FOREIGN JURISDICTION LAWS AND REGULATIONS

The use of Roulabette™ may be subject to various federal, state and local laws and regulations both in the United States and foreign countries. There can be no assurances that we will ever be able to obtain licenses or permits necessary to conduct our business or that we will be able to comply with these applicable laws and regulations.

The Roulabette™ system is planned to allow casino patrons and other players to play along with live, in- progress casino table games such as Roulette, Craps and Baccarat and more via digital satellite television and digital cable programming emanating from regulated casinos. There can be no assurances that casino operators will ever participate in Kenilworth’s business.

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

SHARES ELIGIBLE FOR FUTURE SALE COULD CAUSE OUR STOCK PRICE TO FALL

If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could fall. As of March 15, 2005 we had 141,226,245 shares of Common Stock outstanding of which approximately 100,000,000 are eligible for sale by our Shareholders under Rule 144 of the Securities Act of 1933 as amended or are otherwise registered for sale.

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

ITEM 9—CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company’s prior year auditors discontinued their business during 2002.  The auditor for 2003 was a single practitioner, who died.  The Company’s new Independent Auditors, Demetrius & Company, LLC. restated the Annual Reports for the periods ended December 31, 2001, 2002 and 2003 as A Development Stage Company as ordered by the Securities and Exchange Commission.  The restatements were reviewed by Demetrius & Company, LLC. and are included with the audited financials for the year ended December 31, 2004.

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

b.)           Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the annual period ending December 31, 2004, that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position

Herbert Lindo	79	Director, Chairman of the Board, President, Treasurer, and Chief Financial Officer

Gino Scotto	35	Director and Chief Executive Officer

Maureen Plovnick	38	Director, Corporate Secretary and Vice President

Joyce Clark	68	Director, Financial Officer and Vice President

Kit Wong	75	Director and Vice President

Patrick J. Mc Devitt	63	Director and Vice President
Andrew Hirko	28	Vice President
Christopher Jenkins	26	Vice President

Herbert Lindo has been President, Treasurer and Chief Financial Officer of Kenilworth since 1972. Since Kenilworth’s emergence from bankruptcy, he has also served as Chief Executive Officer until July 17, 2002 when Gino Scotto was elected to that office.  Mr. Lindo devotes his full time to the business of Kenilworth.

Gino Scotto has been the financial officer of Scotto Brothers a national hospitality, restaurant and hotel owner/operator for the past 5 years. He recently resigned from Scotto Brothers, to devote more time to managing the affairs of the Company. He was elected a Director and Chief Executive Officer on July 17, 2002.  Mr. Scotto devotes only part of his time to the business of Kenilworth.

Maureen Plovnick was elected the Corporate Secretary in August 2001 and a Director in October 2002. Mrs. Plovnick is a 1989 graduate of Fordham University and holds a Bachelor of Science degree in Marketing with minors in both Psychology and Sociology. Before joining the Company, Mrs. Plovnick was employed in her profession by Fortunoff and The Hyman Companies.  Mrs. Plovnick devotes her full time to the business of Kenilworth.

Kit Y. Wong has served as a Director of Kenilworth since 1999. He is part owner and operator of several Chinese restaurants in the New York metropolitan area.  Mr. Wong devotes only a portion of his time to the business of Kenilworth.

Patrick J. McDevitt has been a licensed representative for Securities firms for the past five (5) years. H retired in 2003 from the Securities business and will, in the very near future, devote all of his time as a Vice President of Marketing for the Company.  Mr. McDevitt devotes only a portion of his time to the business of Kenilworth at this time.

Joyce D. Clark has served as a Director of Kenilworth since 1998. Since 1991 she has served as controller of Long Island Wholesalers Inc., a wholesale door manufacturer. She is also the sister of Betty S. Svandrlik, the former Corporate Secretary, who is engaged in business as a medical transcriber. Joyce D. Clark is the ex-wife of Herbert Lindo, they divorced in 1980.   Mrs. Clark devotes only a portion of her time to the business of Kenilworth.

Andrew Hirko, Mr. Lindo’s grandson, joined the Company on February 1, 2004.  He is a graduate from Stony Brook University and holds a B.S. in Economics.  Mr. Hirko devotes his full time to the business of Kenilworth.

Christopher Jenkins is the stepson of Mr. Lindo.  He joined the Company on February 1, 2004.  He is a graduate with honors from Pratt Institute.  He is continuing his studies for his Master’s Degree.  Mr. Jenkins devotes his full time to the business of Kenilworth.

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

Based solely on representations from our Executive Officers and Directors, we believe that during the fiscal year ended December 31, 2004, all Section 16(a) filing requirements applicable to our Executive Officers, Directors and greater than ten percent (10%) beneficial owners were complied with.

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

Aggregated Option/SAR Exercises in Last Fiscal Year

And FY-End Option/SAR Values

Name	Shares acquired on exercise (#)	Value realized($)	Number of securities underlying unexercised options/ SARS at FY-end (#) exercisable / unexercisable	Value of unexercised in- the-money options SARS at FY-end($) exercisable / unexercisable
Herbert Lindo	0	0	5,000,000	0
Maureen Plovnick	0	0	1,000,000	0

No options or SARs were granted or exercised during the year ended December 31, 2004.

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

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long term compensation
					Awards		Payout
Name and principal position	Year	Salary ($)	Bonus ($)	Other annual compen- sation($)	Restricted stock award(s)($)	Securities underlying options/ SARS (#)	LTIP payouts ($)	All other compen- sation($)
Herbert Lindo	2004	0	0	0	0	0	0	0
	2003	0	0	0	0	0	0	0
	2002	0	0	0	0	0	0	0
	2001	0	0	0	0	0	0	0

Herbert Lindo received no compensation during the past four (4) years and no Executive Officer received any compensation in excess of $100,000 during the past three (3) fiscal years.

ITEM 12 — SECURITY OWNERSHIP OF CETAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of March 15, 2005 the ownership with respect to each Executive Officer and Director and each person known to own beneficially more than five percent (5%) of the Company’s Common Stock.

The information provided in the table is based on Kenilworth’s records, information filed with the Securities and Exchange Commission and information provided to Kenilworth, except where otherwise noted.

The number of shares beneficially owned by each person, Director or Executive Officer is determined under rules of the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose.  Under such rules, beneficial ownership includes any shares as to which the individual has the right to acquire as of May 31, 2005 (60 days after March 31, 2005) through the exercise of any stock option or other right.  Unless otherwise indicated, each person has sole voting and investment power (or shares such powers with his spouse) with respect to the shares set forth in the following table.

BENEFICIAL OWNERSHIP TABLE

NAME AND ADDRESS OF BENEFICIAL OWNER	TITLE OF CLASS	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP (1)	PERCENT OF CLASS (1)
Herbert Lindo (1)	Common Stock	50,000,000	26.1%
185 Willis Avenue	$0.01 par value
Mineola, NY 11501

Gino Scotto (3)	Common Stock	9,000,000	4.7%
1500 Old Country Road	$0.01 par value
Plainview, NY 11803

The total number of shares beneficially owned by all Directors and Executive Officers	Common Stock $0.01 par value	8,200,000	4.2%
		67,200,000	35.0%

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

2.)           At the regular meeting of the Board of Directors of the Company held on December 1, 2004 at which all six (6) members of the Board of Directors were present, the Directors (with Herbert Lindo, the Chairman and President abstaining) unanimously voted to issue 25,000,000 shares of Restricted Common Stock to Herbert Lindo for having assigned in October 2003 to the Company, the Patent which is pending titled “METHOD AND SYSTEM FOR SUPPLYING FUNDS TO A TERMINAL FOR REMOTE WAGERING” (lottery terminals).  Upon Mr. Lindo’s request, the shares have not been issued, since all shares to be issued to Mr. Lindo may be issued immediately the Company considers the shares as beneficial ownership.

3.)           Includes shares owned by the members of Mr. Gino Scotto’s family.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

NONE

ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company has appointed Demetrius & Company, LLC. as Independent Auditor’s for the fiscal year ending December 31, 2004 and to restate the Company’s financials as A Development Stage Company as directed by the SEC.  Representatives of Demetrius & Company, LLC. are expected to be present at the annual meeting and will have the opportunity to make a statement if they desire to do so and are expected to be available to respond to appropriate questions.

Fees Incurred by Kenilworth

Fees for professional services provided by the Company’s Independent Auditor, Demetrius & Company, LLC. are:

	2004	2003	2002	2001
Audit Fees	$75,000	N/A	$10,000	$50,000

Audit fees are for professional services rendered in connection with the audit of the Company’s annual financial statements, the review of its quarterly financial statements and the restatements of the years 2002, 2003 and 2004 as A Development Stage Company.  The Independent Auditor for fiscal year 2004 and a different Independent Auditor for fiscal year 2002 did not provide any other services to the Company including Income Tax Reviews since the Company did not have any income producing revenue or other income since emerging from bankruptcy proceedings in September 1998.

The Company has no Audit Committee.

PART IV

ITEM 15—EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)           (1) Financial Statements

Consolidated balance sheets as of December 31, 2004 and 2003

Consolidated statement of operations and deficit for the periods ended December 31, 2004, 2003 and 2002

Consolidated statement of cash flows for the periods ended December 31, 2004, 2003 and 2002

Consolidated statement of changes in stockholders equity the years ended December 31, 2004, 2003 and 2002

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

Kenilworth or Herbert Lindo, as an individual will seek in Federal or State Courts to cancel the 10,333,450 shares, which were subject of the Sheriff Auctions Sale, and seek triple damages under RICO on behalf of the shareholders of Kenilworth, the damaged parties.  Herbert Lindo and Kenilworth have not commenced any proceedings against the Sheriff’s Office of Nassau County and Tappan Zee and the attorney’s representations Tappan Zee since we believe that the Statue for Security Fraud does not expire until June 26, 2007 or possibly 2009.

At the this time, the Company does not wish to spend the substantial funds required to commence the action nor does Mr. Lindo have the time, at present, to assist in any law suit Kenilworth may institute on behalf of its Shareholders.

Kenilworth will distribute the proceeds, if any, from any settlement or court award to the Shareholders that owned Kenilworth Common Stock on or before June 26, 2002.

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

ITEM 15 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

Video Wagering Systems Corporation
Roulabette™ Nevada Corporation
Kenilworth Systems Nevada Corporation
Kenilworth U.K. Ltd.
Kenilworth Satellite Broadcasting Corporation, a Delaware Corporation

22.2	Consent of Demetrius & Company, LLC. Independent Auditor.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

REPORT ON FORM 8-K

On July 15, 2004 the Company reported on FORM 8-K the change of the Registrant Independent Certifying Accountant for the year ended December 31, 2004 and for the restatement of the Company’s financials for the years ended December 31, 2001, 2002 and 2003, as A Development Stage Company.

To the Board of Directors of

Kenilworth Systems Corporation:

When we engaged Demetrius & Company, LLC., as our Independent Auditor commencing with calendar year 2004 and to restate the Company’s Annual Reports for the years ended December 31, 2003 and 2002, as “A Development Stage Company”, as directed by the Securities and Exchange Commission (SEC), neither the prior Auditors nor the Company realized by the designation of the Company as “A Development Stage Company”, the audit required the Company to restate the financials from September 28, 1998 when the Company was discharged from the Bankruptcy Proceedings, including tax carry forward losses (NOL) totaling twelve million dollars ($12,000,000).  See Note 5.

The Company paid $ 4,312,233 to pay one hundred percent (100%) of all approved bankruptcy claims.  None of the shareholders were wiped out as the result of the bankruptcy proceedings.

This added last minute realization complicated the Audit beyond the time the Company requested from the SEC on its extension filed on March 24, 2005.

The financials and the text as presented in this FORM 10-K for the year ended December 31, 2004 are accurate and will not materially change, when the Auditor’s Report is completed, which the Company now expects to occur within ten (10) days (April 26, 2005).

Respectfully submitted,

Herbert Lindo, Chairman and President

April 13, 2005

The Independent Auditor’s Report will appear on this page when the Company will file the Amended FORM 10-K/A.

KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2004 AND 2003

	2004	2003
ASSETS

Cash	$19,158	$7,136
Due from Shareholders (subscriptions, subsequent events page 42)	142,000	50,000
Secured Note Receivable (subsequent events page 42)	50,000
Prepaid Expenses	198,300	187,500
Security Deposits	5,302
Property, Plant and Equipment, Net	45,118	12,302
CURRENT ASSETS	$459,878	$256,938
Patent	$329,917	$336,100
TOTAL ASSETS	$789,795	$593,038

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Accrued Liabilities	$129,054	119,097
Payroll Taxes Payable	21,939	13,018
Notes Payable	$22,282	$142,231
Installment Payment (Auto)	6,832
TOTAL LIABILITIES	$180,107	$274,346
Common Stock, $.01 par value, authorized 200,000,000 shares; issued and outstanding 141,226,245 in December 31, 2004 and 104,412,753 in December 31, 2003	$1,412,262	$1,044,126
Paid in Capital	27,081,184	25,723,963
Deficit	(27,883,758)	(26,449,397
TOTAL STOCKHOLDERS’ EQUITY	$609,688	$318,692
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$789,795	$593,038

The accompanying notes are an integral part of these consolidated financial statements.

KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATION
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	YEAR ENDED DEC. 31, 2004	YEAR ENDED DEC. 31, 2003	YEAR ENDED DEC. 31, 2002	PERIOD FROM SEPT. 28, 1998 (INCEPTION OF DEVELOPMENT STAGE COMPANY) TO DEC. 31, 2004
Revenues:
Sales	$0	$0	$-0-	$-0-
Costs and Expenses:
Selling, general and administrative expenses	1,434,361	832,168	660,289	7,816,873
Total Costs and Expenses	1,434,361	832,168	660,289	7,816,873
Net loss before other income	1,434,361	832,168	660,289	7,816,873
Net loss	1,434,361	832,168	660,289	7,816,873
Deficit — Beginning Of year	(26,449,397)	(25,617,229)	(24,956,940)
Deficit — End Of year	$(27,883,758)	$(26,449,397)	$(25,617,229)	$(24,387,031)

Loss per Share of common stock	$0.010	$0.008	$0.007	$0.012
Average number of shares outstanding	1,41,226,245	100,412,315	89,304,589

The accompanying notes are an integral part of these consolidated financial statements.

KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	YEAR ENDED DEC. 31, 2004	YEAR ENDED DEC. 31, 2003	YEAR ENDED DEC.31, 2002	PERIOD FROM SEPT. 28, 1998 (INCEPTION OF DEVELOPMENT STAGE COMPANY) TO DEC. 31, 2004
CASH FLOWS USED IN OPERATING ACTIVITIES
Net Loss accumulated during development stage	$(1,434,361)	$(832,168)	$(660,289)	$(7,816,873)
Adjustments to reconcile net loss accumulated during the development stage to net cash provided by (used in) operating activities:	(19,535)
Depreciation and amortization	26,327	1,961	588	32,308

Due from shareholder	(172,000)	(50,000)	—
Prepaid expenses	(45,044)	(232,554)
Accounts payable and accrued expenses	180,107	274,346	107,458	707,248

Total adjustments	(165,208)	618,102	144,130
Net cash used in operating activities	(1,599,569)	(214,066)	(516,159)	—

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases Equipment	6,183	(1,000)	(13,263)	(67,321)
Purchase of Patent (Net of Depreciation)		(336,100)
Net cash used in investing activities	6,183	(337,100)	(13,263)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans payable	(119,949)	142,231
Proceeds from stock issuances	1,725,357	1,002,440	788,628	3,953,599

Net cash provided by financing activities	1,605,408
Cash paid during period for: Interest		0	(4,227)	(4,227)
Net increase (decrease) in cash	12,022	(2,935)	(5,195)	—
Cash beginning of period	7,136	10,071	15,266	—
Cash-end of period	$19,158	$7,136	$10,071	—

NON-CASH TRANSACTIONS

During the year ended December 31, 2002 the Company issued 10,411,355 shares of restricted Common Stock in payments for services rendered in the amount of $498,627 an average price of $0.099 per share.  The amount includes five million (5,000,000) shares for services rendered by Directors of the Company. (See Note 11)

During the year ended December 31, 2003 the Company issued 7,395,558 shares of restricted Common Stock in payment for services rendered in the amount of $596,440 an average price of $ 0.08 per share.  The amount includes two million five hundred thousand (2,500,000) shares for services rendered by the Directors of the Company. (See Note 11)

During the year ended December 31, 2004 the Company issued 15,447,000 shares of restricted Common Stock in payments for services rendered in the amount of $1,330,122 an average price of $0.086 per share.  The amount included two million five hundred thousand (2,500,000) shares for services rendered by Directors of the Company.

In connection with the emergence from bankruptcy in September 1998 the trustee distributed four million three hundred thousand four hundred and three dollars ($4,300,403) to pay one hundred percent (100%) of all approved claims.

The accompanying notes are an integral part of these consolidated financial statements.

KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS
 OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	COMMON SHARES		ADDITIONAL PAID-IN	RETAINED
	SHARES	AMOUNT	CAPITAL	DEFICIT
Balances, December 31, 2001	75,115,484	$731,154	$24,245,867	$(25,617,229)

Issuance of Stock in connection with Conversion of Debt	5,777,750	57,777	232,223

For Services	10,411,355	104,113	394,514

Net Loss				660,289

Balances, December 31, 2002	89,304,589	$893,045	$24,872,604	$(25,617,229)

Issuance of Stock in connection with Conversion of Debt	7,712,606	77,126	328,874

For Services	7,395,558	73,955	522,485

Net Loss				832,168

Balances, December 31, 2003	104,412,753	$1,044,126	$25,723,963	$(26,449,397)

Issuance of Stock in connection with Conversion of Debt

For Services	1,330,122	133,012	1,197,110

Net Loss				(1,434,361)

Balances, December 31, 2004		$	$	$

The accompanying notes are an integral part of these consolidated financial statements.

KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 —SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY AND NATURE OF BUSINESS

Kenilworth Systems Corporation (the “Company”) was incorporated in New York in April 1968 and now plans to be engaged in the business of developing and manufacturing terminals that permit individuals from remote locations, to play along with live in progress casino table games located outside the casino confines and via TV simulcast of digital satellite and digital cable broadcasts to individuals at homes and offices and wherever television sets are located around the world.

The Company was in Bankruptcy Proceedings under Chapter 7 and 11 of the Bankruptcy Code for the period from August 28, 1982 through September 28, 1998 the Company ceased all operations from February 1991 to September 28, 1998.

ADVERTISING COSTS

Advertising costs are expensed as incurred.  There were none, through December 31, 2004.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Kenilworth Systems Corporation and its wholly owned subsidiaries: Video Wagering Systems Corporation, Roulabette™ Nevada Corporation, Kenilworth Systems Nevada Corporation, Kenilworth U.K. Ltd. and Kenilworth Satellite Broadcasting Corporation, a Delaware Corporation. None of the subsidiaries have any assets or liabilities.

EARNINGS PER SHARE

The Company computes and presents earnings (loss) per share in accordance with the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 128 “Earnings Per Share”.

Basic loss per share is based on the weighted-average number of shares of common stock outstanding for the period, which were $0.010, $0.008 and $.007 for the years ended December 31, 2004, 2003 and 2002 respectively.

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

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(Continued)

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

NOTE 2 —DUE TO RELATED PARTIES AT DECEMBER 31, 2004

Due to related parties at December 31, 2004 represents advances made by stockholders of the Company in the normal course of business. Such amounts are non-interest bearing and have no definite repayment terms.

NOTE 3 —PROPERTY AND EQUIPMENT

Property and Equipment consist of the following as of December 31, 2004 and 2003.

	2004	2003
Office Equipment	$27,180	$3,351
Lease Hold Improvements	26,582
Vehicles	11,500	11,500
	$65,262	$14,851
Less-Accumulated Amortization	20,144	2,549
Total Property and Equipment, Net	$45,118	$12,302

Depreciation expense for the years ended December 31, 2004 and December 31, 2003 was $26,327, including Patent Amortization and $1,961, respectively.

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

KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(Continued)

From February 1991 through September 1998, the Company was inactive. In September 1998 a United States Bankruptcy Judge in the Eastern District of New York approved the Final Report and Accounts submitted by the Chapter 7 Trustee of the Estate of Kenilworth and after obtaining approval from the U.S. Trustee, Kenilworth made a one hundred percent (100%) cash distribution to the creditors and paid in full all administrative fees and expenses. The Company emerged from Bankruptcy on September 28 1998 with no assets and no liabilities. For the period September 29, 1998 through November 23, 1998 the Company was in the process of monitoring the payments by check to the creditors. No other activity occurred during that period.  Thereafter the Company commenced its present plans.

NOTE 5 —INCOME TAXES

The Company is a “C” Corporation for tax purposes.

The Company estimates that it has available approximately twelve million dollars ($12,000,000) in net operating loss carry-forwards, which expire at various dates through 2020. Utilization of the NOL carry-forward may be limited under various sections of the Internal Revenue Code depending on the nature of the Company’s operations.

The Company has a deferred tax asset of approximately two million eight hundred thousand dollars ($2,800,000) arising from its net operating loss carry-forwards. The deferred tax asset has been fully reserved due to the uncertainty of future realization.

NOTE 6—CONVERTIBLE PROMISSORY NOTES

During the year 2004, the Company sold one (1) year Convertible Promissory Notes totaling $1,049,500.  At the option of the Note Holders, the Notes were convertible into restricted Common Stock of the Company at a rate of between one (1) share for each $0.10 to $0.12 of face value of the indebtedness represented by the Notes together with accrued interest, if any, at the annual rate of two percent (2%) above the prime rate quoted by Citibank of N.A. Management believed it was unable to repay the Notes when they become due, in order to induce the Note Holders to convert the Notes by year end 2004 when the quoted price per Common Share, as traded on the Pink Sheet Market was between $0.07 and $0.08 per share, the Company offered to convert the Notes at the rate of one (1) share for each $0.05 of indebtedness represented by each Note, together with accrued interest.  As the result of the Company’s offer, all Note Holders converted their Notes into 20,054,699 restricted shares of authorized but unissued Common Stock, including accrued interest, at an average price of $0.05 per share.

During the year 2003, the Company sold one (1) year Convertible Promissory Notes totaling four hundred and six thousand ($406,000).  At the option of the Note Holders, the Notes were convertible into restricted Common Stock of the Company at the rate of between one (1) share for each $0.07 and $0.10 of face value of the indebtedness represented by the Notes together with accrued interest at the annual rate of two percent (2%) above the prime rate quoted by Citibank of N.A. Management believed it was unable to repay the Notes when they become due, in order to induce the Note Holders to convert the Notes by year end 2003 when the quoted price per Common Share, as traded on the Pink Sheet Market was between $0.035 and $0.06 per share, the Company offered to convert the Notes at the rate of one (1) share for each $0.05 of indebtedness represented by each Note, together with accrued interest.  As the result of the Company’s offer, all Note Holders converted their Notes into 7,712,606 restricted shares of authorized but unissued Common Stock, including accrued interest, at an average price of $0.05 per share.

KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(Continued)

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

NOTE 7 —GOING CONCERN UNCERTAINTY

As indicated in Note 4, the Company emerged from Chapter 7 in September 1998 and has not yet commenced operations. These factors create uncertainty as to the Company’s ability to operate as a going-concern and continue in business. Management plans to develop a wagering system that allows casino patrons and individuals outside the casino to play and wager along with live casino table games. The first step in the plan is to conduct testing. Unless the Company is able to obtain sufficient funds, none of the tests and initial development work can commence. The Company plans to obtain the necessary funding by offering its Common Stock or Senior Cumulative Convertible Preferred Shares in a private placement, or selling limited joint venture participations in future “play along with casino game” franchises.

If initial testing is successful, the second step is to obtain, if necessary, the proper licenses from the gaming control regulators in the various venues the Company intends to offer its system. Upon successful licensing, the Company plans to obtain financing from regular banking sources to finance the manufacturing of the microprocessor to be installed into digital set top boxes and digital cable boxes that convert an ordinary television set into a computer terminal using the TV set as the monitor.  The heart of Kenilworth’s Patent that protects our worldwide play along broadcasts.

The accompanying financial statements have been prepared assuming the Company is a going-concern and do not reflect adjustments, if any that would be necessary if the Company were not a going-concern.

NOTE 8 —COMMITMENTS AND CONTINGENCIES

OUTSTANDING PAYROLL TAXES

As of year-end December 31, 2004 the Company owes Payroll Taxes amounting to approximately $21,939 before penalties, if any.

The Company owns a passenger car which is exclusively driven by Mr. Lindo, the Chairman and President of the Company.  Mr. Lindo is not paid any salaries for his services.  The annual finance charges were $2,832 with $6,832 remaining at December 31, 2004.

The Company leases approximately two thousand (2,000) square feet of office space at 185 Willis Avenue, Mineola, NY 11501with annual rents of thirty thousand dollars ($30,000) plus common charges of two thousand four hundred dollars ($2,400) annually.  The lease expires in June 2006.

KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(Continued)

NOTE 9 —QUARTERLY FINANCIAL INFORMATION—UNAUDITED

The following table sets forth certain condensed quarterly financial data for the fiscal years ended December 31, 2004 and 2003 as A Development Stage Company. This information has been prepared on the same basis as the consolidated financial statements and all necessary adjustments have been included in the amounts stated below to present fairly the selected quarterly information when read in conjunction with its consolidated financial statements and notes thereto. Historical quarterly financial results and trends may not be indicative of future results.

KENILWORTH SYSTEMS CORPORATION
QUARTERLY DATA
2004 AND 2003

	1Q04	2Q04	3Q04	4Q04	1Q03	2Q03	3Q03	4Q03
Net Sales	$0	0	0	0	0	0	0	0

Gross Profit	0	0	0	0	0	0	0	0

Net Loss	$365,939	421,240	278,020	369,162	553,475	138,984	89,451	50,258

Net Loss per Share

Basic	$0.010	0.008	0.005	0.008	$0.005	$0.001	$0.007	$0.005

Diluted	$0.010	0.008	0.005	0.008	$0.005	$0.001	$0.007	$0.005

NOTE 10—STOCK OPTIONS

The Company does not plan, at this time, to make any adjustments to its financials as the result of having issued stock options totaling six million (6,000,000) Common Shares of the Company through December 31, 2004.  The exercise price of the stock options is one dollar ($1.00) per share, well above the price per share of the Common Stock for the last five (5) years.

NOTE 11—PREPAID ITEMS

At the Board of Directors Meeting held on July 17, 2002 the Board authorized the issuance of five million (5,000,000) shares of authorized but unissued Common Stock of the Corporation to the Directors in lieu of Director’s compensation and liabilities insurance for the ensuing year: Gino Scotto, Kit Wong, Patrick J. McDevitt, Joyce Clark and Maureen Plovnick each were issued one million (1,000,000) shares of restricted Common Stock of the Company at a price of $.05 per share, the equivalent of fifty thousand dollars ($50,000) for each Director, a total of $250,000.  The $250,000 has been recorded for Services Rendered in the Statement of Stockholder’s Deficit and charged to Operating Expenses in fiscal 2002.

At the Board of Directors Meeting held in September 2003 the Board authorized the issuance of two million five hundred thousand (2,500,000) shares of authorized but unissued Common Stock of the Corporation to the Directors in lieu of Director’s Compensation and Director’s Liability insurance for the ensuing year: Gino Scotto, Kit Wong, Patrick J. McDevitt, Joyce Clark and Maureen Plovnick each were issued five hundred thousand (500,000) shares of restricted Common Stock of the Company at a price of five cents ($0.05) per share, the equivalent of twenty five thousand dollars ($25,000) for each Director, a

KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS---(Continued)

total of $125,000.  The $125,000 has been recorded for shares issued for Services Rendered in the Statement of Stockholder’s Deficit in the first quarter period in 2004, and will be charged to Operating Expenses.

At the Board of Directors Meeting held in December 1, 2004 the Board authorized the issuance of two million five hundred thousand (2,500,000) shares of authorized but unissued Common Stock of the Corporation to the Directors in lieu of Director’s Compensation and Director’s Liability insurance for the ensuing year: Gino Scotto, Kit Wong, Patrick J. McDevitt, Joyce Clark and Maureen Plovnick were each issued five hundred thousand (500,000) shares of restricted Common Stock of the Company at a price of five cents ($0.05) per share, the equivalent of twenty five thousand dollars ($25,000) for each Director, a total of $125,000.  The $125,000 will be recorded for shares issued for Services Rendered in the Statement of Stockholder’s Deficit in the first quarter period in 2005, and will be charged to Operating Expenses.

At December 31, 2004 Kenilworth has a prepaid security deposit of five thousand three hundred two dollars ($5,302) with VISA and ten thousand eight hundred dollars ($10,800) in loan receivables from affiliates of the Company.

SUBSEQUENT EVENTS

The Company settled a fifteen thousand three hundred twenty dollar and two cent ($15,320.02) judgment by issuing the Judgment Creditor four hundred thousand (400,000) shares of restricted Common Stock on February 22, 2005.

The Company became indebted to the Judgment Creditor (the “Creditor”) for legal services rendered in the defense of a claim against the Company in 2001.  When the Company failed to pay the fee, the Creditor affected the Judgment.  The Company offered to satisfy the Judgment in exchange for stock.  The Creditor consented in several telephone negotiations in late 2002 when the “bid” price of Kenilworth stock on the OTC Pink Sheets was two cents ($0.02) per share, the Creditor halted all enforcement proceedings, but a written agreement between Creditor and the Company was not signed until February 22, 2005.  The payable of $15,345.52 has been eliminated from the balance sheet for the Accounts Payable at December 31, 2004.

The Company received full cash payment for the fifty thousand dollar ($50,000) Secured Note Payable.

The Company also has received full cash payment for one hundred twenty two thousand dollars ($122,000) due from Shareholder’s subscriptions.  Twenty thousand dollars ($20,000) has been deferred to the second quarter 2005.  The Company retains possession of all stock certificates from conversion of Convertible Promissory Notes until full payment is received.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KENILWORTH SYSTEMS CORPORATION

By:	/s/ HERBERT LINDO
Herbert Lindo

PRESIDENT AND CHIEF FINANCIAL OFFICER

By:	/s/ GINO SCOTTO
Gino Scotto

CHIEF EXECUTIVE OFFICER

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ HERBERT LINDO	Director	April 10, 2005
Herbert Lindo

/s/ JOYCE CLARK	Director	April 10, 2005
Joyce Clark

/s/ KIT WONG	Director	April 10, 2005
Kit Wong

/s/ GINO SCOTTO	Director	April 10, 2005
Gino Scotto

/s/ MAUREEN PLOVNICK	Director	April 10, 2005
Maureen Plovnick

/s/ PATRICK J. MCDEVITT	Director	April 10, 2005
Patrick J. McDevitt