Form 10-Q
period 2005-03-31
KENILWORTH SYSTEMS CORP
filed 2005-05-16
CIK 55234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 OR 15(D) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

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

The number of shares of common stock, $.01 par value of the Registrant outstanding as of March 31, 2005 was 148,526,245.

Table of Contents

KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

INDEX

Part I.	Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets (unaudited) - March 31, 2005 and December 31, 2004	4

	Condensed Consolidated Statements of Operation and Deficit (unaudited) - Three months ended March 31, 2005 and 2004, and the period from inception to March 31, 2005	5

	Condensed Consolidated Statements of Cash Flows (unaudited) - Three months ended March 31, 2005 and 2004, and the period from inception to March 31, 2005	6

	Condensed Notes to Consolidated Financial Statements (unaudited)	7-10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	2

Item 4.	Controls and Procedures

Part II.	Other Information

Item 1.	Legal Proceedings	14

Item 6.	Exhibits	16

Signature		15

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

RISKS

Specific reference is made to each of the risks described in Item 7 of the Form 10-K for December 31, 2004 under the discussion “Cautionary Statement For Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995 and Risk Factors”. Reference is also made to future filings under Forms 10-Q and Forms 10-K and filings under the Securities Exchange Act of 1934 as amended and as may be applicable under the Securities Act of 1933 as amended.

KENILWORTH SYSTEMS CORPORATION

AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31 2005	December 31 2004

ASSETS

Cash	$25,300	$19,158
Due from Shareholders (subscriptions, see subsequent events page 14)	352,500	142,000
Secured Note Receivable	—	50,000
Prepaid Expenses	132,500	198,300
Security Deposits	9,000	5,302
Loans Receivable	17,100
Property, Plant and Equipment, Net	42,862	45,118
CURRENT ASSETS	579,262	$459,878
Patent, Net	337,125	329,917
TOTAL ASSETS	$916,387	$789,795

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Accounts Payable	$120,179	$129,054
Payroll Taxes Payable	—	21,939
Notes Payable	22,282	22,282
Installment Payment (Auto)	5,674	6,382
TOTAL LIABILITIES	$148,135	$180,107

Common Stock, $.01 par value, authorized 200,000,000 shares; issued and outstanding 136,751,245 in December 31, 2004 and 148,526,245 on March 31, 2005	$1,485,262	$1,412,262

Paid in capital	27,450,242	27,081,184
Deficit	(28,167,252)	(27,883,758)
TOTAL STOCKHOLDERS’ EQUITY	$768,252	$609,688
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$916,387	$789,795

See accompanying notes.

KENILWORTH SYSTEMS CORPORATION

AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS
OF OPERATION AND DEFICIT

(UNAUDITED)

	Three-month ended March 31		PERIOD FROM SEPT. 28, 1998 (INCEPTION OF DEVELOPMENT STAGE COMPANY) TO
	2005	2004	DEC. 31, 2004

Revenues:	$0	$0	$0
Sales
Costs and Expenses:
Selling, general and administrative expenses	$283,494	$365,939	8,100,367
Total Costs and Expenses	$283,494	365,393	8,100,367

Net loss before other income	$283,494	$365,939	8,100,367
Net loss	$283,494	$365,939
Deficit — Beginning of period	(27,883,758)	(26,449,396
Deficit — End of period	(28,167,252)	(26,815,335	(28,167,252)

Loss per Share of common stock	$0.001	0.003
Average number of shares outstanding	148,526,245	121,295,121

See accompanying notes.

KENILWORTH SYSTEMS CORPORATION

AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three-month ended March 31		PERIOD FROM SEPT. 28, 1998 (INCEPTION OF DEVELOPMENT STAGE COMPANY) TO
	2005	2004	DEC. 31, 2004

CASH FLOWS USED IN OPERATING ACTIVITIES

Net Loss	$283,494	$365,939	8,100,367
Adjustments to reconcile net income to net cash used in operating activities
Changes in Accounts Receivable and Prepaid Expense	(37,100)	112,500	37,500
Depreciation and amortization	(19,851)
Increase (decrease) in due to related party	65,527	(87,809)
Increase (Decrease) in accrued liabilities	89,467	(58,668)

NET CASH USED IN OPERATING ACTIVITIES	381,537	(399,916)	381,537

Cash flows from Investing Activities
Purchase of Equipment	$0	$0	42,862
Amortization of Patent	7,208	5,251
CASH FLOWS FROM
Conversion of Promissory Notes	380,471	513,800	4,334,070

FINANCING ACTIVITIES
Increase (decrease) in due to Affiliate	—	—
Proceeds from issuance of Convertible Promissory Note	—	—
Net cash provided by financing Activities	$387,679	$513,800
Net Increase (Decrease) in cash	6,142	119,136
CASH — BEGINNING OF PERIOD	19,158	7,136
CASH — END OF PERIOD	$25,300	$126,272

See accompanying notes.

KENILWORTH SYSTEMS CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Kenilworth Systems Corporation and subsidiaries (“Kenilworth”) beginning as of January 1, 2005 contain all adjustments (consisting of only normal accruals) necessary to present fairly the consolidated balance sheets as of March 31, 2005 and December 31, 2004 and the related statements of operations and cash flows for the three (3) month periods ended March 31, 2005 and 2004.

The results of operations for the three (3) month period ended March 31, 2005 are not necessarily indicative of the results for the entire year.

NOTE 2 - THE COMPANY AND NATURE OF BUSINESS

Kenilworth Systems Corporation (the “Company”) was incorporated in New York in April 1968 and since emerging from bankruptcy proceedings now plans to be engaged in the business of developing and having terminals and other equipment manufactured and design systems that permit individuals from remote locations, to play along with live in progress casino table games via TV (simulcast) satellite and satellite cable broadcast around the world.

The Company was in bankruptcy proceedings under Chapter 7 and 11 of the Bankruptcy Code for the period from August 28, 1982 through September 28, 1998. The Company ceased all operations, between February 2, 1991 through September 28, 1998.

NOTE 3 - PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Kenilworth Systems Corporation and its wholly owned subsidiaries: Video Wagering Systems Corporation, Roulabette™ Nevada Corporation, Kenilworth Systems Nevada Corporation, Kenilworth Systems (UK) Limited and Kenilworth Satellite Broadcasting Corporation (a Delaware Corporation). None of these subsidiaries has any assets or liabilities.

NOTE 4 - EARNINGS PER SHARE

The Company computes and presents earnings (loss) per share in accordance with the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 128 “Earnings Per Share”.

Basic loss per share is based on the weighted-average number of shares of common stock outstanding for the period, which were ($0.010), ($0.001), and ($0.003) respectively for the year ended December 31, 2004, and the periods March 31, 2005 and March 31, 2004.

Diluted earnings per share have not been presented in the accompanying financial statements because the effect of conversion of convertible promissory notes was anti-dilutive.

NOTE 5 - INCOME TAXES

The Company uses the liability method to account for income taxes in accordance with requirements of SFAS No. 109.

The Company is a “C” Corporation for tax purposes.

The Company estimates that it has available approximately twelve million dollars ($12,000,000) in net operating loss carry-forwards, which expire at various dates through 2020. Utilization of the NOL carry forward may be limited under various sections of the Internal Revenue Code depending on the nature of the Company’s operations.

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

NOTE 8 - PROPERTY AND EQUIPMENT

Property and Equipment are stated at cost. For financial reporting purposes, property and equipment are depreciated utilizing the Straight-Line Method over the estimated useful lives of the related assets as follows:

YEARS
Office Equipment	5
Vehicles	5
Patents	17

Property and Equipment consist of the following as of March 31, 2005 and March 31, 2004:

	Three-month ended March 31
	2005	2004

Office Equipment	$27,180	$3,351
Leasehold Improvements	$26,582
Vehicles	11,500	11,500
	$65,262	$14,851
Less-Accumulated Amortization	22,400	2,549
Total Property and Equipment, Net	$42,862	$12,302

Depreciation expense for the quarters ended March 31, 2005 and March 31, 2004 was $23,400 and $2,549 respectively.

NOTE 9 - GOING CONCERN UNCERTAINTY

As indicated in Note 2, the Company emerged from Chapter 7 in September 1998 and has not yet commenced operations. These factors create uncertainty as to the Company’s ability to operate as a going-concern and continue in business. Management plans to develop a wagering system that allows casino patrons and individuals outside the casino to play along remotely with live in-progress casino table games. The Company plans to obtain the necessary funding by offering its Common Stock, Senior Cumulative Convertible Preferred Shares and/or continue to sell Convertible Promissory Notes in private placements, or selling limited joint venture participations in future “play along with casino game” franchises. There can be no assurances the Company can be successful in obtaining such financing.

The accompanying financial statements have been prepared assuming the Company is a going-concern and do not reflect adjustments, if any that would be necessary if the Company were not a going-concern.

NOTE 10 – NON CASH TRANSACTIONS

During the year ended December 31, 2002 the Company issued 10,411,355 shares of restricted Common Stock in payments for services rendered in the amount of $498,627 an average price of $0.099 per share.  The amount includes five million (5,000,000) shares for services rendered by Directors of the Company. (See Note 11)

During the year ended December 31, 2003 the Company issued 7,395,558 shares of restricted Common Stock in payment for services rendered in the amount of $596,440 an average price of $ 0.08 per share.  The amount includes two million five hundred thousand (2,500,000) shares for services rendered by the Directors of the Company. (See Note 11)

During the year ended December 31, 2004 the Company issued 16,758,793 shares of restricted Common Stock in payment for services rendered in the amount of $1,330,122 an average price of $0.086 per share.  The amount did not include 2,500,000 shares for the services rendered by the Directors of the Company (See Note 13).

During the First Quarter period ended March 31, 2005 the Company issued 750,000 shares of restricted Common Stock in payments for services rendered in the amount of $72,500, an average price of $0.096 per share.

In connection with the emergence from bankruptcy in September 1998 the trustee distributed four million three hundred thousand four hundred and three dollars ($4,300,403) to pay one hundred percent (100%) of all approved claims.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

OUTSTANDING PAYROLL TAXES

NONE at March 31, 2005

NOTE 12 – CONVERTIBLE PROMISSORY NOTES

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

During the first quarter period ended March 31, 2005, the Company sold one (1) year Convertible Promissory Notes totaling $317,500 which were converted.  At the option of the Note Holders, the Notes were convertible into Restricted Common Stock of the rate of between one (1) share for each $0.08 to $0.10 of face value of the indebtedness represented by the Notes together with accrued interest, if any, at the annual rate of two percent (2%) above the prime rate quoted by Citibank, N.A.  All Note Holders converted their Notes into 6,350,000 restricted shares.

The Company accepted the orders for the Convertible Promissory Notes conditioned upon the Board of Directors of the Company would approve the sale of the Notes.  The entire Board was unable to meet until Sunday, May 8, 2005, when the Board unanimously voted to accept the purchase of the Notes.  In order to reflect the Note purchase during the first quarter period ended March 31, 2005, the Company reported the purchase of the $282,500 in Notes as paid starting on May 11, 2005 when the Company processed the previously issued checks totaling $282,500.  All checks cleared and are reported as Subsequent Events.  $20,000 of subscription of Notes unrelated to the before mentioned transactions have been extended to the end of the second quarter period ended June 30, 2005.

NOTE 13 – PREPAID ITEMS

At the Board of Directors Meeting held on December 1, 2004 the Board approved the issuance of two million five hundred thousand (2,500,000) shares of authorized but unissued Common Stock of the Corporation to the Directors in lieu of Director’s Compensation and Director’s Liability insurance for the ensuing year: Gino Scotto, Kit Wong, Patrick J. McDevitt, Joyce Clark and Maureen Plovnick each were issued five hundred thousand (500,000) shares of restricted Common Stock of the Company at a price of ten cents ($0.10) per share, the equivalent of fifty thousand dollars ($50,000) for each Director, a total of $250,000.  The $250,000 is recorded for shares issued as paid in capital in the fourth quarter period in 2004.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Since we emerged from bankruptcy proceedings on September 23, 1998 we have had no revenues from operations. We sustained substantial losses from general administrative expenses amounting of $1,434,361 and $832,168 in year 2004 and 2003 and for the three-months ended March 31, 2005 we sustained losses from general administrative expenses amounting to $283,494 compared to a loss of $365,939 for the quarter ending March 31, 2004. Kenilworth has had no revenues from operations during the past twelve (12) years and there can be no assurances that it will ever have revenues from present planned operations.

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

Project Roulabette™ is a concept intended to be developed and there can be no assurances that it will ever be developed successfully.  The Patented microprocessors to be installed in the TV set top boxes or the Television set directly have not been designed.  We have as at March 31, 2005, no firm developed agreement, customers except for proposals submitted for future business and there can be no assurances that we will ever have same.

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

The Company plans to hold its Annual Meeting of Shareholders on or about June 14, 2005 or any adjournment thereof with proxy materials mailed to shareholders of record on May 24, 2005 prior to the proposed meeting dates.

SUBSEQUENT EVENTS

The Company received $282,500 from the sale and conversion of the Notes dated February 7, 2005.  $20,000 of previous Notes Payable has been extended into the second quarter.

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K:

Ex 31.1 Certification of Chief Financial Officer of the Company Required by Rule 13a-14(a) or Rule 15d-14(c) of the Exchange Act

FORM 10-Q

Section 1350 Certifications

Quarter ended March 31, 2005

I, Herbert Lindo, Chairman, President and Principal Financial Officer of Kenilworth Systems Corporation (the “Company”), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that to the best of my knowledge:

(1)     the Quarterly Report on Form 10-Q of the Company for the first quarter ended March 31, 2005 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2)     the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:   May 16, 2005

/s/ Herbert Lindo
Herbert Lindo
Chairman, President and Principal Financial Officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

KENILWORTH SYSTEMS CORPORATION

By:	/s/ Herbert Lindo
Herbert Lindo,
President and Chief Financial Officer
May 16, 2005