Form 10-K/A
period 2004-12-31
KENILWORTH SYSTEMS CORP
filed 2005-07-13
CIK 55234

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

Portions of the Registrant’s Proxy Statement for its 2005 Annual Meeting of Stockholders to be filed are incorporated by reference into Part III of this Form 10-K.

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

INTRODUCTORY NOTE TO PART IV

This Amendment No. 1 on FORM 10-K/A is being filed to restate certain amounts which changed as the results of having been ordered by the Securities and Exchange Commission to file the Company’s Financials as a “Development Stage Company” from the period beginning November 24, 1998 to the present at December 31, 2004, the elimination of $4,256,926, which was the amount the Company disbursed on or about September 28, 1998 to be discharged from Chapter 7 Bankruptcy Proceedings, and certain adjustments to losses sustained for the periods ended December 31, 2002, 2003 and 2004 for having discounted

Convertible Promissory Notes from between ten cents ($.10) per share and twelve cents ($.12) per share to five cents ($.05) per share.  The Company also added in PART II Item 5- MARKET PRICES OF THE COMPANY’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS:

d) The Company issued 48,246,656 shares of its Restricted Common Stock since December 31, 2002.  All of the shares may have the restrictions lifted pursuant to Rule 144 and 144K within one (1) or two (2) years which may substantially depress the trading price of the Company’s Stock in the future.

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

Not applicable

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

All of the above Executive Officers and Directors have been elected to serve until the next Annual Meeting of Shareholders or until their respective successors are elected and qualified. The Board presently anticipates that the next Shareholders Meeting will be held in the latter part of August 2005.

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

	LOW	HIGH
2003

January 1, 2003
Through March 31, 2003	$0.050	$0.215

April 1, 2003
Through June 30, 2003	$0.080	$0.190

July 1, 2003
Through September 30, 2003	$0.058	$0.200

October 1, 2003
Through December 31, 2003	$0.038	$0.118
2004

January 1, 2004
Through March 31, 2004	$0.450	$0.071

April 1, 2004
Through June 30, 2004	$0.330	$0.125

July 1, 2004
Through September 30, 2004	$0.165	$0.065

October 1, 2004
Through December 31, 2004	$0.155	$0.080
2005

January 1, 2005
Through March 15, 2005	$0.280	$0.105

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

The Company issued 48,246,656 shares of its Restricted Common Stock since December 31, 2002.  All of the shares may have the restrictions lifted pursuant to

Rule 144 and Rule 144K within one (1) or two (2) years, which may substantially depress the trading price of the Company’s Stock in the future.

(e)  Equity Compensation Plan Information

The following table summarizes the equity compensation plans under which Kenilworth Systems Corporation common stock may be issued as of December 31, 2004.

	(a) Number of securities to be issued upon exercise of outstanding options	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Plan Category

Equity compensation plans approved by security holders	5,500,000	$0.15	4,500,000

ITEM 6—SELECTED FINANCIAL DATA

The following table summarizes certain selected financial data and is qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements and related Notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.

Selected Financial Data for the five (5) years ended December 31, 2004, are as Follows:

SUMMARY OF OPERATIONS

	2004	2003	2002	2001	2000	PERIOD FROM NOVEMBER 24, 1998 TO DECEMBER 31, 2004
	Restated	Restated	Restated			Restated
Net sales from operations	$—	$—	$—	$—	$—	$—
Other income	$—	$—	$—	$—	$—	$—
Net loss accumulated during the development stage	$1,860,296	$768,229	$384,889	$390,202	$133,964	$3,559,947
Loss per common share	$0.010	$0.010	$0.007	$0.007	$0.002	$0.040
Loss per common share - diluted	$0.010	$0.010	$0.007	$0.007	$0.002	$0.040
Consolidated balance sheet data:
Total liabilities	$313,414	$328,916	$231,029	$175,441	$28,365	$873,359
Stockholders’ Equity (deficit)	$(109,783)	$(263,624)	$(208,512)	$158,888	$19,494	$581,919

ITEM 7— MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion following should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K/A.

(A) RESULTS OF OPERATIONS

Since we emerged from bankruptcy proceedings on September 28, 1998, we have had no revenues from operations, and therefore sustained losses from general administration expenses amounting to $1,860,296 in 2004, $768,229 in 2003 and $263,624 in 2002.  Kenilworth has had no revenues from operations during the past thirteen (13) years and there can be no assurances that it will ever have revenues from present planned operations.

(B) LIQUIDITY AND CAPITAL RESOURCES

Kenilworth has not conducted any business and operations since 1991. At December 31, 2004, 2003 and 2002 we had a deficiency in working capital of $219,659, $324, 911, and $208,512, respectively. In Kenilworth’s present state of operation to formulate a viable business plan, Kenilworth requires little funding to continue this planning. We have been dependant upon the resources of its President, who receives no compensation, and funds received from private investors, totaling $652,000 in 2004, $305,000 in 2003 and $122,500 in 2002.  In addition the Company issued restricted Common Stock for services totaling $855,449 for 17,072,651 shares in 2004, $78,956 for 7,895,558 shares in 2003 and $159,195 for 14,648,275 shares in 2002.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND RISK FACTORS

The information contained in this Form 10-K/A and Kenilworth’s other filings with the Securities Exchange Commission contain “forward- looking” statements within the meaning of section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbors created thereby. Such information involves important risks and uncertainties.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information included in this Annual Report on this Form 10-K/A contains statements that are forward-looking, including, but not limited to, statements relating to our business strategy and development activities as well as other capital spending, financing sources, the effects of regulation (including gaming and tax regulations), expectations concerning future operations, margins, profitability and competition. Any statements contained in this Form 10-K/A that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, in some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “would,” “could,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “continue” or the negative of these terms or other comparable terminology. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by us. These risks and uncertainties include, but are not limited to, our lack of recent operating history, our dependence on Herbert Lindo, our Chairman and President who is nearly eighty (80) years old and existing management, general domestic or international economic conditions, pending or future legal proceedings, changes in federal or state tax laws or the administration of such laws, changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions), applications for licenses and approvals under applicable jurisdictional laws and regulations (including gaming laws and regulations).  You should not place undue reliance on any forward-looking statements, which are based only on information currently available to us. We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date of this 10-K/A report for the year ended December 31, 2004.

RISK FACTORS

NO OPERATING HISTORY

We have had no revenues from operations since 1991. We emerged from bankruptcy proceedings in 1998 without assets and liabilities. We have had no revenues from operations since then and we may never have any revenues from operations in the future, which may result in the termination of our business.

WE HAVE NO WORKING CAPITAL

As of December 31, 2004 the working capital deficiency of Kenilworth was $219,659. This will not enable Kenilworth to achieve any of its planned operations. There can be no assurances that Kenilworth will ever have sufficient working capital to engage in its planned operations.  Although we have been able to obtain working capital from investors that purchase Convertible Promissory Notes and by issuing restricted Common Shares for services rendered.

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

WE WERE GRANTED A PATENT FOR THE VARIOUS ASPECTS OF SIMULCAST WAGERING

On June 10, 2003, the U.S. Patent for the various aspects of wagering on live in-progress casino table games, was granted by the U.S. Patent Office to Herbert Lindo, the Inventor and which Patent was assigned by Herbert Lindo to the Company in August 2000.  We filed the Patent for approval in forty-nine (49) countries in the industrialized world including Russia and China. There can be no assurances that foreign patents will be issued and the challenges will not be instituted against the validity or enforceability of our patent.  Herbert Lindo also filed two (2) Patents in the U.S. Patent Offices in September and October 2004 which Patents have been published to use lottery terminals to accept deposits for wagers placed with the TV set top boxes and the use of Play Cards similar to lottery tickets, which have also been assigned to the Company by Herbert Lindo.

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

None

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

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position

Herbert Lindo	79	Director, Chairman of the Board, President, Treasurer, and Chief Financial Officer

Gino Scotto	35	Director and Chief Executive Officer

Maureen Plovnick	38	Director, Corporate Secretary and Vice President

Joyce Clark	68	Director

Kit Wong	75	Director

Patrick J. Mc Devitt	63	Director

Andrew Hirko	28	Vice President

Christopher Jenkins	26	Vice President

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

Patrick J. McDevitt has been a licensed representative for Securities firms for the past five (5) years. He retired in 2003 from the Securities business and will, in the very near future, devote all of his time as a Vice President of Marketing for the Company.  Mr. McDevitt devotes only a portion of his time to the business of Kenilworth at this time.

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

NONE

CRIMINAL/BANKRUPTCY/SEC VIOLATIONS WITHIN THE LAST FIVE (5) YEARS

NONE

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires Kenilworth’s Executive Officers and Directors, and persons who beneficially own more than ten percent (10%) of our Common Stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Executive Officers, Directors and greater than ten percent (10%) beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  The Company is presently reviewing the compliance for the foregoing.

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

9.)            Prior to public release, review with management and the Independent Accountants, the financial results for the prior year including the Company’s annual report on Form 10-K/A.

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

Aggregated Option/SAR Exercises in Last Fiscal Year

And FY-End Option/SAR Values

Name	Shares acquired on exercise (#)	Value realized($)	Number of securities underlying unexercised options/ SARS at FY-end (#) exercisable / unexercisable	Value of unexercised in- the-money options SARS at FY-end($) exercisable / unexercisable
Herbert Lindo	0	0	5,000,000	0
Maureen Plovnick	0	0	500,000	0

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

(1)   At the Annual Meeting of Shareholders held on May 28, 2003 the Shareholders approved the issuance of twenty million (20,000,000) restricted Common Shares of the Company to Herbert Lindo, the Inventor of U.S. Patent 6,575,834 B1 dated June 10, 2003 entitled “SYSTEM AND METHOD FOR REMOTE ROULETTE AND OTHER GAME PLAY USING GAME TABLE AT A CASINO” for having assigned the Patent to Kenilworth.  The twenty million (20,000,000) shares are listed as to be issued in this report on Form 10-K.  The five million (5,000,000) shares grant pursuant to the Company’s Performance and Equity Incentive Plan have not been exercised.  The delay of issuing the twenty million (20,000,000) shares is by Mr. Lindo’s request.

(2)   At the regular meeting of the Board of Directors of the Company held on December 1, 2004 at which all six (6) members of the Board of Directors were present, the Directors (with Herbert Lindo, the Chairman and President abstaining) unanimously voted to issue 25,000,000 shares of Restricted Common Stock to Herbert Lindo for having assigned in October 2003 to the Company, the Patent which is pending titled “METHOD AND SYSTEM FOR SUPPLYING FUNDS TO A TERMINAL FOR REMOTE WAGERING” (lottery terminals).  Upon Mr. Lindo’s request, the shares have not been issued, since all shares to be issued to Mr. Lindo may be issued immediately the Company considers the shares as beneficial ownership.

(3)   Includes shares owned by the members of Mr. Gino Scotto’s family.

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

Fees Incurred by Kenilworth

Fees for professional services provided by the Company’s Independent Auditor, Demetrius & Company, LLC. are:

	2004	2003	2002
Audit Fees	$20,000	$9,000	$9,000

Audit fees are for professional services rendered in connection with the audit of the Company’s annual financial statements, the review of its quarterly financial statements and the restatements of the years 2002, 2003 and 2004 as A Development Stage Company. No other services were provided by Demetrius & Company, LLC.

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

ITEM 15—EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

3.1	Certificate of Incorporation and prior Amendments thereto are incorporated by reference to Exhibit 3.1.

3.2	Certificate of Amendment to the Certificate of Incorporation dated May 25, 2004 Annexed hereto.

3.3	The Bylaws are Annexed in Exhibit 3 (2) to the Registrant’s Annual Report on FORM 10-K for the fiscal year ended December 31, 2001.

10.1	Sample Convertible Promissory Note

10.2

Kenilworth Systems Corporation Performance and Equity Incentive Plan incorporated by reference to the exhibit 10.2 to the Registrant’s Annual Report on form 10-K for the fiscal year ended December 31, 2001.

10.3

Three (3) year lease with Police Benevolent Association (PBA) of Nassau County for office space at 185 Willis Avenue, Mineola, NY 11501 ending June 30, 2006 for approximately two thousand (2,000) square feet for two thousand five hundred dollars ($2,500) per month.

21.1	Subsidiaries of the Registrant:

Video Wagering Systems Corporation
Roulabette™ Nevada Corporation
Kenilworth Systems Nevada Corporation
Kenilworth U.K. Ltd.
Kenilworth Satellite Broadcasting Corporation, a Delaware Corporation

23.1	Consent of Demetrius & Company, LLC. Independent Auditor.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

REPORT ON FORM 8-K

On July 15, 2004 the Company reported on FORM 8-K the change of the Registrant Independent Certifying Accountant for the year ended December 31, 2004 and for the restatement of the Company’s financials for the years ended December 31, 2001, 2002 and 2003, as A Development Stage Company.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Kenilworth Systems Corporation

We have audited the accompanying consolidated balance sheet of Kenilworth Systems Corporation (a development stage company) as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the three years in the period ended December 31, 2004 and the period of September 23, 1998 (inception) to December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The cumulative consolidated statements of operations, cash flows, and changes in stockholders’ deficit for the period September 23, 1998 (inception) to December 31, 2001 were audited by other auditors, and our opinion, insofar as it relates to the amounts included for the period September 23, 1998 (inception) to December 31, 2001 is based solely on the reports of other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our opinion and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kenilworth Systems Corporation (a development stage company) as of the year ended December 31, 2004 and 2003 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004 and for the period of September 23, 1998 (inception) to December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As more fully described in Note 1 to the consolidated financial statements, the Company has incurred operating losses since its inception as a development stage company for the period beginning November 24, 1998, which raises substantial doubt about its ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

/s/ Demetrius & Company, L.L.C.

Wayne, New Jersey
June 17, 2005

KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31,

	2004	2003
	Restated	Restated
ASSETS
CURRENT ASSETS
Cash	$5	$5
Prepaid expenses	93,750	—
Loan receivable - stockholder	—	4,000

Total current assets	93,755	4,005

PROPERTY AND EQUIPMENT - NET	36,863	4,382

PATENT - NET	68,763	56,905

SECURITY DEPOSIT	4,250	—

Total assets	$203,631	$65,292

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$218,772	$131,313
Payroll taxes payable	59,522	35,466
Loans payable - stockholders	10,000	25,000
Loans payable - related parties	25,120	137,137

Total current liabilities	313,414	328,916

COMMITMENTS AND CONTINGENCY- see notes

STOCKHOLDERS’ DEFICIT
Preferred stock - par value $.01 per share; authorized 2,000,000 shares; no shares issued and outstanding	—	—
Common stock - par value $.01 per share; authorized 200,000,000 shares; issued and outstanding 137,551,245 and 104,388,594 shares, respectively	1,375,512	1,043,886
Additional paid-in capital	26,468,771	24,825,260
Less: stock subscriptions receivable	(15,000)	(54,000)
Deficit accumulated during the development stage	(27,939,066)	(26,078,770)

Total stockholders’ deficit	(109,783)	(263,624)

Total liabilities and stockholders’ deficit	$203,631	$65,292

The accompanying notes are an integral part of these consolidated financial statements.

KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,			Period from November 24, 1998 to
	2004	2003	2002	December 31, 2004
	Restated	Restated	Restated	Restated
Expenses
Selling, general and administrative	$1,488,716	$474,193	$361,400	$2,803,619

Other income (expenses)
Interest income	121	113	81	922
Interest expense	(371,701)	(294,149)	(23,570)	(757,250)

Total other income (expense)	(371,580)	(294,036)	(23,489)	(756,328)

Net loss	$(1,860,296)	$(768,229)	$(384,889)	$(3,559,947)

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.04)

Weighted average number of shares outstanding	124,364,335	99,087,628	75,233,842	80,202,501

The accompanying notes are an integral part of these consolidated financial statements.

KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

	Years ended December 31,			Period from November 24, 1998 to
	2004	2003	2002	December 31, 2004
	Restated	Restated	Restated	Restated
Cash flows from operating activities
Net loss	$(1,860,296)	$(768,229)	$(384,889)	$(3,559,947)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	9,647	1,588	1,938	16,604
Amortization of patent	5,745	2,131	—	7,876
Accretion of convertible debt discount	—	41,533	15,492	72,656
Beneficial conversion feature	368,640	188,191	10,617	615,097
Common stock issued for services	855,449	78,956	149,195	1,197,564
Common stock issued to induce debt conversion	—	63,276	—	63,276
Common stock issued for interest due on notes payable	—	—	3,600	8,501
Accrued interest transferred to capital	3,048	1,161	3,861	4,209
Other	—	—	5,100	21,100
Increase (decrease) in cash attributable to changes in assets and liabilities:
Prepaid expenses	(93,750)	—	—	(93,750)
Accounts payable and accrued expenses	87,458	9,950	14,924	218,772
Payroll taxes payable	24,056	1,962	15,805	59,522

Net cash used in operating activities	(600,003)	(379,481)	(164,357)	(1,368,520)

Cash flows from investing activities
Payment of loan receivable - stockholder	—	(4,000)	—	(4,000)
Proceeds from loan receivable - stockholder	4,000	—	3,850	4,000
Payment of patent costs	(17,602)	(42,490)	(1,852)	(66,639)
Purchase of property and equipment	(42,128)	—	(5,000)	(58,567)
Security deposit	(4,250)	—	—	(4,250)

Net cash used in investing activities	(59,980)	(46,490)	(3,002)	(129,456)

Cash flows from financing activities
Proceeds from loans payable - stockholders	—	40,000	10,000	60,000
Repayment of loans payable-stockholders	—	—	—	(10,000)
Proceeds from loans payable - related parties	—	70,976	28,859	141,137
Repayment of loans payable - related parties	(112,017)	—	(4,000)	(116,017)
Proceeds from convertible notes payable	652,000	305,000	122,500	1,275,361
Proceeds from sale of common stock	95,000	10,000	10,000	122,500
Proceeds from stock subscriptions receivable	25,000	—	—	25,000

Net cash provided by financing activities	659,983	425,976	167,359	1,497,981

Net change in cash	—	5	—	5
Cash - beginning of year	5	—	—	—

Cash - end of year	$5	$5	$—	$5

Supplemental disclosure of non-cash activities:

Common stock issued for patent costs	$—	$—	$10,000	$10,000
Exchange of loans payable for convertible notes payable	$15,000	$25,000	$10,000	$50,000
Conversion of notes payable to common stock	$682,000	$384,000	$130,000	$1,263,500
Cancellation of stock subscriptions receivable	$29,000	$—	$—	$29,000
Common stock issued for subscriptions receivable	$15,000	$54,000	$—	$71,500

The accompanying notes are an integral part of these consolidated financial statements.

KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS
OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Common Stock		Additional	Stock	Deficit Accumulated During the
		Par	Paid-in	Subscriptions	Development	Stockholders’
	Shares	Value	Capital	Receivable	Stage	Deficit
Balances - January 1, 2002 Restated	71,145,798	$711,458	$24,057,806	$(2,500)	$(24,925,652)	$(158,888)

Receipt of stock subscription receivable	—	—	—	2,500	—	2,500

Common stock issued for services	14,648,275	146,483	12,712	—	—	159,195

Common stock issued in connection with convertible notes	446,646	4,465	11,027	—	—	15,492

Conversion of notes payable to common stock	2,603,355	26,034	103,966	—	—	130,000

Accrued interest on convertible notes transferred to capital upon conversion	144,160	1,442	2,419	—	—	3,861

Sale of common stock	236,355	2,364	7,636	—		10,000

Common stock issued in payment of interest on note	80,000	800	2,800	—		3,600

Value attributed to beneficial conversion features of convertible notes	—	—	10,617	—	—	10,617

Net loss accumulated during the development stage	—	—	—	—	(384,889)	(384,889)

Balances - December 31, 2002 Restated	89,304,589	893,046	24,208,983	—	(25,310,541)	(208,512)

Common stock issued for services	7,895,558	78,956	—	—	—	78,956

Sale of common stock	180,000	1,800	8,200	—	—	10,000

Common stock issued in connection with convertible notes	465,000	4,650	36,883	—	—	41,533

Accrued interest on convertible notes transferred to capital upon conversion	—	—	1,161	—	—	1,161

Conversion of notes payable to common stock	6,081,447	60,814	323,186	—	—	384,000

Common stock issued as inducements to convert notes payable	462,000	4,620	58,656	—	—	63,276

Value attributed to beneficial conversion feature of convertible notes	—	—	188,191	—	—	188,191

Common stock issued for subscriptions receivable	—	—	—	(54,000)	—	(54,000)

Net loss accumulated during the development stage	—	—	—	—	(768,229)	(768,229)

Balances - December 31, 2003 Restated	104,388,594	1,043,886	24,825,260	(54,000)	(26,078,770)	(263,624)

Common stock issued for stock subscription receivable				(15,000)		(15,000)

Receipt of stock subscription receivable	—	—	—	25,000	—	25,000

Cancellation of stock subscription receivable	—	—	(29,000)	29,000	—	—

Common stock issued for services	17,072,651	170,726	684,723	—	—	855,449

Sale of common stock	2,350,000	23,500	71,500	—	—	95,000

Accrued interest on convertible notes transferred to capital upon conversion	—	—	3,048	—	—	3,048

Conversion of notes payable to common stock	13,740,000	137,400	544,600	—	—	682,000

Value attributed to beneficial conversion feature of convertible notes	—	—	368,640	—	—	368,640

Net loss accumulated during the development stage	—	—	—	—	(1,860,296)	(1,860,296)

Balances - December 31, 2004	137,551,245	$1,375,512	$26,468,771	$(15,000)	$(27,939,066)	$(109,783)

The accompanying notes are an integral part of these consolidated financial statements.

KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - THE COMPANY AND NATURE OF BUSINESS

Kenilworth Systems Corporation (the “Company”) was incorporated in New York in April 1968 and is currently engaged in the development and eventual manufacture of terminals that will permit individuals to play along with live in-progress casino table games at locations outside the casino confines.  Games will be available via TV simulcast of digital satellite and digital cable broadcasts to individuals at homes and offices and wherever television sets are located around the world.  The Company’s proposed business is in the development stage and planned principal operations have not yet fully commenced.  Successful execution of its business plan is dependent up such factors as: the ability to raise substantial capital and assemble a skilled and experienced management team, obtaining regulatory approval from gaming authorities and other governmental bodies, customer acceptance of a new experience in casino gaming, and technological feasibility.

These challenges create uncertainty as to the Company’s ability to operate as a going concern and could result in the termination of its business.  Management plans to develop a wagering system that allows casino patrons and individuals outside the casino to play and wager along with live casino table games. The first step in the plan is to conduct testing. Unless the Company is able to obtain sufficient funds, none of the tests and initial development work can commence. The Company will attempt to obtain the necessary funding by offering its Common Stock or Preferred Stock to private investors.

If initial testing is successful, the second step is to obtain, as required, the appropriate licenses from gaming control regulators in the various venues the Company intends to offer its system. Upon successful licensing, the Company intends to seek financing from banking sources for the manufacture of a microprocessor that will be installed in digital set top boxes and digital cable boxes.  These appliances will then be able to convert an ordinary television set into a computer terminal using the TV set as the monitor for remote casino game play and wagering. This technology is protected by the Company’s recently issued patent (see Note 6).

The accompanying financial statements have been prepared assuming the Company is a going concern and do not reflect adjustments, if any that would be necessary if the Company were not a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The consolidated financial statements include the accounts of Kenilworth Systems Corporation and its wholly owned subsidiaries: Video Wagering Systems Corporation, Roulabette™ Nevada Corporation, Kenilworth Systems Nevada Corporation, Kenilworth U.K. Ltd. and Kenilworth Satellite Broadcasting Corporation, a Delaware Corporation. None of the subsidiaries has any assets or liabilities.

Use of estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles.  Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenue and expenses. Actual results could vary from the estimates that were used.

KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Cash and cash equivalents

The Company considers all highly liquid debt instruments with an original maturity of three months or less when purchased to be cash equivalents.  There were no cash equivalents at December 31, 2004 and 2003.

Property and equipment

Property and equipment are stated at cost.  Equipment is depreciated over the estimated useful lives of the respective assets, ranging from five to seven years.  Leasehold improvements are amortized over the shorter of either the asset’s useful life or the related lease term.  Depreciation is computed on the straight-line method for financial reporting purposes.

Impairment of long-lived Assets

The Company regularly reviews long-lived assets for indicators of impairment.  Management’s judgments regarding the existence of impairment indicators are based on performance.  Future events could cause management to conclude that impairment indicators exist and that the value of long-lived assets is impaired.  When events or circumstances indicate that the carrying amount of an asset may not be recoverable, the fair value of the asset is compared to its carrying value.  Impairment losses are measured as the amount by which the carrying value of an asset exceeds its estimated fair value.

Advertising costs

Advertising costs are expensed as incurred.  There were no advertising costs for any period presented.

Income taxes

Income taxes are accounted for under the asset and liability method specified by SFAS No. 109, “Accounting for Income Taxes.”  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled.

Fair value of financial instruments

Financial instruments reported in the balance sheet consist of accounts payable and loans payable, the carrying value of which approximated fair value at December 31, 2004 and 2003.  The fair value of the financial instruments disclosed are not necessarily representative of the amount that could be realized or settled nor does the fair value amount consider the tax consequences of realization or settlement.

Stock-based compensation

The Company has adopted SFAS No. 123 “Accounting for Stock Based Compensation” which requires it to recognize stock awards granted to employees and non-employees as compensation expense based on the fair market value of the stock award or fair market value of the goods or services received, whichever is more reliably measurable.

Loss per share

Basic loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is calculated by dividing net loss by the weighted-

KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

average number of common shares outstanding, plus the weighted average number of net shares that would be issued upon the exercise or conversion of dilutive securities, such as stock options and warrants, and convertible debt.  There were no dilutive securities outstanding as of December 31, 2004, 2003 and 2002.  Accordingly, diluted loss per share for 2004, 2003 and 2002 is the same as basic loss per share.

New Authoritative Accounting Pronouncements

The Company does not anticipate the adoption of recently issued accounting pronouncements will have a significant impact on its results of operations, financial position or cash flows.

NOTE 3 - BANKRUPTCY PROCEEDINGS

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

From February 1991 through September 1998, the Company was inactive. In September 1998 a United States Bankruptcy Judge in the Eastern District of New York approved the Final Report and Accounts submitted by the Chapter 7 Trustee of the Estate of Kenilworth and after obtaining approval from the U.S. Trustee, Kenilworth made a one hundred percent (100%) cash distribution to the creditors and paid in full all administrative fees and expenses. The Company emerged from Bankruptcy on September 28 1998 with no assets and no liabilities. For the period September 29, 1998 through November 23, 1998 the Company was in the process of monitoring the payments by check to the creditors. No other activity occurred during that period.  Effective, November 24, 1998, the Company commenced its present plans.

NOTE 4 - PREPAID EXPENSES

Prepaid expenses consist of the unamortized value of stock issued to directors for the twelve-month service period ending September 30, 2005.  The balance will be amortized on a straight-line basis over the remaining term.

KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	2004	2003

Office equipment	$13,827	$7,939
Leasehold improvements	16,640	—
Furniture and fixtures	19,601	—

	50,068	7,939
Less: Accumulated amortization	13,205	3,557

Total property and equipment, net	$36,863	$4,382

NOTE 6 - PATENT

The Company owns a patent for technology that will enable it to provide real-time transmission of roulette and other game play from live tables at a casino facility.  Costs incurred in connection with the submission and approval of the patent application have been capitalized.  A U.S. patent was awarded in June 2003.  The Company is amortizing patent costs of $76,639 on a straight-line basis over a fifteen-year period.  Amortization expense for the years ended December 31, 2004, 2003 and 2002 was $5,745, $2,131 and $0, respectively.

NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	2004	2003

Legal and other professional fees	$180,061	$102,935
Book overdraft	11,875	12,386
Other	26,836	15,992

	$218,772	$131,313

At December 31, 2004 and 2003, the Company also owed payroll tax liabilities of approximately $49,000 and $21,000, plus estimated statutory charges of $11,000 and $14,000, respectively.

NOTE 8 - LOANS PAYABLE

2004:

Related parties

The Company’s CEO has advanced funds of $23,170 as of December 31, 2004.  A board director has also loaned the Company $1,950.  Both loans are due on demand, unsecured and noninterest-bearing.

KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Stockholder

The loan payable - stockholder is unsecured, due on demand and non-interest bearing.

2003:

Related parties

As of December 31, 2003, the Company’s President had advanced funds of $113,967, and the Company’s CEO had advanced funds of $23,170.  Both loans were due on demand, unsecured and non-interest bearing.

Stockholder

As of December 31, 2003, two stockholders had advanced funds of $15,000 and $10,000, respectively.  Both loans were unsecured, due on demand and non-interest bearing.

NOTE 9 - CONVERTIBLE PROMISSORY NOTES

During 2004, 2003 and 2002, respectively, the Company sold to various private investors $652,000, $305,000 and $122,500 principal amount of Convertible Promissory Notes bearing interest at rates ranging from 4.00% to 8.00% per annum.  The Notes had a one-year term and were immediately convertible at the option of the noteholder into shares of restricted common stock based on conversion prices ranging from $.05 to $.12 per share.  All Notes issued in 2004, 2003 and 2002 were converted into a total of 13,740,000, 6,081,447 and 2,603,355 common shares, respectively.  The issuance of the Notes gave rise to a beneficial conversion feature (BCF) in the amount of $368,640 in 2004, $188,191 in 2003 and $10,617 in 2002, reflecting the benefit of conversion prices that were below the market price of the Company’s common stock.  The BCF was charged in full to operations on the respective issuance dates of the Notes with an offsetting credit to additional paid-in capital.  The Company accounts for BCF under the recognition and measurement principles of Emerging Issues Task Force (EITF) 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios to Certain Convertible Instruments” and EITF-00-27, “Application of EITF Issue 98-5.

During 2003 and 2002, the Company issued a total of 465,000 and 446,646 restricted common shares to investors in connection with their purchase of Notes.  The value of the shares amounted to $41,533 and $15,492, respectively, which was accounted for as a note discount and amortized to interest expense during the year.  Also in 2003, the Company issued 462,000 restricted common shares valued at $63,276 as an inducement to certain noteholders to convert their debt.  The inducements were recorded as interest expense upon acceptance by the noteholder.  There were no inducement payments in 2002 or 2004 nor were there any shares issued with Notes in 2004.

KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

NOTE 10 - INCOME TAXES

The provision for income taxes consists of the following:

Years ended December 31,
	2004	2003	2002

Current:
Federal	$—	$—	$—
State	—	—	—
	—	—	—

Deferred:
Federal	—	—-	—
State	—	—	—
	—	—	—

Provision for income taxes	$—	$—	$—

The effective income tax rate differed from the U. S. federal statutory rate as follows:

	Years ended December 31,
	2004	2003	2002

Federal income tax benefit at statutory rate	$(486,000)	$(175,000)	$(126,000)
State income taxes, net of federal benefit	(86,000)	(31,000)	(22,000)
Increase in valuation allowance	572,000	206,000	148,000

	$—	$—	$—

The difference between the U. S. federal tax rate and the Company’s effective tax rate in 2004, 2003 and 2002 is due primarily to changes in the valuation allowance related to the net deferred tax asset, offset by certain nondeductible expenses.

The major sources of temporary differences and their deferred tax effect are as follows:

Deferred tax assets:

	2004	2003

Net operating losses	$1,142,000	$570,000
Less: Valuation allowance	(1,142,000)	(570,000)

Net deferred tax assets	$—	$—

The benefits of net operating losses will not be recognized until management determines that realization is more likely than not to occur.  Accordingly, management has established a valuation allowance to offset the tax benefits of net operating losses for all periods presented.  At December 31, 2004, the Company had

KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

net operating loss carryforwards of approximately $2,850,000, expiring through 2024. Utilization of NOL carryforwards may be limited under various sections of the Internal Revenue Code depending on the nature of the Company’s operations.

NOTE 11 - COMMITMENT

Operating lease

The Company rents approximately 2,000 square feet of office space in Mineola, NY under a lease expiring in May 2006.  Annual rent is approximately $30,000, payable monthly.  The lease also requires the Company to pay its share of increases in real estate taxes, operating costs and repairs over the base year amounts.  The lease expires in May 2006.  Following is a schedule of minimum lease payments required under the lease.

Year ending December 31,

2005	$30,000
2006	12,500

Total	$42,500

Rent expense for the years ended December 31, 2004, 2003 and 2002 was $27,000, $37,000 and $0, respectively.

NOTE 12 - RELATED PARTY TRANSACTIONS

2004:

The Company paid $3,500 to an entity partially owned by its CEO for services rendered during the year.

Two individuals related to Maureen Plovnick, a Company director, received finders fees totaling $50,000 in connection with the issuance of Notes.  The consideration was paid by issuance of 1,000,000 shares of common stock valued at $.05 per share.

2003:

In March 2003, the Company issued 500,000 shares valued at $.01 per share to a relative of the Company’s CEO in payment of an outstanding balance for services valued at $5,000.

2002:

In November 2002, the Company issued 1,000,000 shares valued at $.01 per share to a relative of the Company’s CEO in payment of an outstanding balance for services valued at $10,000.

KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

NOTE 13 - STOCKHOLDERS’ DEFICIT

Authorized shares

The Company is authorized to issue up to 200,000,000 shares of Common Stock and up to 2,000,000 shares of Preferred Stock.  Both classes have a par value of $.01 per share.  The rights and preferences of the preferred shares will be designated by the Board of Directors.

Sales of unregistered common stock

In fiscal 2002, the Company raised $10,000 from the sale of 236,355 shares of common stock to a private investor at a price of approximately $.04 per share. In fiscal 2003, the Company raised $10,000 from the sale of 180,000 shares of common stock to a private investor at a price of approximately $.06 per share.  In fiscal 2004, the Company raised $95,000 from the sale of 2,350,000 shares of common stock to various private investors at prices ranging from $.03 to $.05 per share.

Stock subscriptions receivable

At December 31, 2003, two private investors owed $50,000 and $4,000, respectively, for the purchase of common stock.  The Company received $25,000 against one subscription in February 2004 and canceled the balance due of $29,000.

Common shares issued for services

2004:

The Company issued 500,000 shares each to five individuals as compensation for services rendered as corporate directors through September 30, 2004.  The services were valued at $25,000 per director.  In December 2004, the same directors received an additional 500,000 shares each valued at $25,000 for the annual service period ending in September 2005.

During the year, the Company issued 3,500,000 shares to various attorneys for legal services valued at $175,000; 4,145,000 shares to various individuals in payment of finders fees valued at $207,250 for referring Note investors; 2,864,327 shares to various consultants for services rendered at a value of $143,216; 1,140,000 shares to a director for reimbursement of expenses totaling $56,482; and 423,324 shares to vendors in payment of outstanding balances totaling $23,500.

2003:

During the year, the Company issued 2,500,000 shares to various attorneys for legal services valued at $25,000; 297,779 shares to various individuals in payment of finders fees valued at $2,978 for obtaining Note investors; 4,597,779 shares to various consultants, including 1,000,000 shares to a director, for services rendered at a value of $45,000; and 500,000 shares to a vendor in payment of an outstanding balance for services rendered totaling $5,000.

2002:

During the year, the Company issued 100,000 shares to an attorney for legal services valued at $10,000; 1,228,785 shares to individuals in payment of finders fees valued at $16,000 for referring Note investors; 3,236,355 shares to various consultants for services rendered at a value of $32,364; 7,500,000 shares to directors for services rendered valued at $75,000; 2,583,135 shares to a director for reimbursement of expenses totaling $25,831.

Conversion of Notes and related transactions

During 2004, 2003 and 2002, the Company issued 13,740,000, 6,081,447 and 2,603,355 shares, respectively, upon conversion of the Notes. In 2003 and 2002, the Company also issued 465,000 and 446,646 shares, respectively,  in connection with the sale of Notes.  In 2003, the Company issued 462,000 shares to induce existing noteholders to convert their Notes.

Equity plan

In December 2000, the Company adopted and in August 2001, stockholders approved the Performance and Equity Incentive Plan (the Plan).  The Board of Directors has reserved up to 10,000,000 shares of common stock for issuance under the plan as incentive stock options (ISOs), nonqualified stock options (NQSOs), restricted stock grants, and stock appreciation rights.  The terms and conditions of each grant are determined by a committee composed of two or more non-employee directors.  Grants to non-employee directors are subject to approval of the entire board.  All employees, directors and non-employee consultants are eligible to receive grants under the Plan.  ISOs may not be granted to any owner of 10% or more of the combined voting power of the Company, unless the exercise price is at least 110% of the fair market value of the common stock on the grant date and the option term does not exceed five years.

In August 2001, administrators of the Plan granted 5,000,000 NQSOs to Herbert Lindo, the Company’s President, and 500,000 NQSOs to Maureen Plovnick, and employee and Company director.  The options have a five-year term, an exercise price of $.15 per share and immediate vesting.  There have been no other Plan transactions since these grants.

KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

NOTE 14 - RESTATEMENT

There were certain transactions that were entered into in fiscal years 2001 through 2004 that were accounted for improperly.  The transactions involved the beneficial conversion features accompanying the issuance of the convertible notes, as well as additional shares issued in connection with the convertible notes as discounts and inducements to convert.

In addition, there were a number of transactions involving the day to day operations of the Company that were accounted for improperly.  These included the recognition of deferred and accrued expenses, the recording of loans to and from the Company and the recording of the patent related costs and other capitalized expenses.

The cumulative impact of these restatements increases the deficit accumulated during the development stage by $55,308, and increases the total stockholders’ deficit by $719,471.

The following table summarizes the annual consolidated statements of operations and balance sheet data for the periods indicated, giving effect to the restatement described above:

	Year Ended December 31,
	2004		2003		2002
	Previously Reported	Restated	Previously Reported	Restated	Previously Reported	Restated

STATEMENT OF OPERATIONS DATA
Selling, general and administrative	$1,434,361	$1,488,716	$832,168	$474,193	$660,289	$361,400
Interest income	—	121	—	113	—	81
Interest expense	—	(371,701)	—	(294,149)	—	(23,570)
Net loss	(1,434,361)	(1,860,296)	(832,168)	(768,229)	(660,289)	(384,889)
Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.008)	$(0.01)	$(0.007)	$(0.01)

	Year Ended December 31,
	2004		2003		2002
	Previously Reported	Restated	Previously Reported	Restated	Previously Reported	Restated

BALANCE SHEET DATA
Prepaid expenses	$198,300	$93,750	$187,500	$—	$232,544	$—
Loan receivable - stockholders	142,000	—	50,000	4,000	—	—
Total current assets	409,458	93,755	244,636	4,005	242,615	—
Patent - net	329,917	68,763	336,100	56,905	—	16,547
Total assets	789,795	203,631	593,038	65,292	255,878	22,517
Loans payable - related parties	—	25,120	—	137,137	—	66,161
Total current liabilities	180,107	313,414	274,346	328,916	107,458	231,029
Deficit accumulated during the development stage	(27,883,758)	(27,939,066)	(26,449,397)	(26,078,770)	(25,617,229)	(25,310,541)
Total stockholders’ equity (deficit)	609,688	(109,783)	318,692	(263,624)	148,420	(208,512)

NOTE 15 - SUBSEQUENT EVENTS

During the first quarter of 2005, the Company raised $385,000 from the issuance of additional Notes.  The Notes are convertible into 7,700,000 shares based on a conversion price of $.05 per share.  All Notes were converted as of March 31, 2005.

In February 2005, the Company issued 400,000 shares of restricted Common Stock in settlement of a vendor judgment for approximately $15,000.  The liability was accrued in 2004.

In April 2005, the Company entered into a consulting agreement for a one-year term.  As compensation, the consultants received 2,000,000 shares of restricted common stock upon signing.

In June 2005, the Company agreed to issue 770,588 shares of restricted common stock in settlement of an employment contract dispute.  The shares were valued by management at approximately $38,500.  The liability was accrued in 2004.

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

NAME	TITLE	DATE

/s/ HERBERT LINDO	Director	July 5, 2005
Herbert Lindo

/s/ JOYCE CLARK	Director	July 5, 2005
Joyce Clark

/s/ KIT WONG	Director	July 5, 2005
Kit Wong

/s/ GINO SCOTTO	Director	July 5, 2005
Gino Scotto

/s/ MAUREEN PLOVNICK	Director	July 5, 2005
Maureen Plovnick

/s/ PATRICK J. MCDEVITT	Director	July 5, 2005
Patrick J. McDevitt