Form 10-Q/A
period 2005-03-31
KENILWORTH SYSTEMS CORP
filed 2005-08-04
CIK 55234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

The number of shares of common stock, $.01 par value of the Registrant outstanding as of March 31, 2005 was 141,226,245.

Table of Contents

KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

INDEX

Part I.	Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets (unaudited) - March 31, 2005 and December 31, 2004	4

	Condensed Consolidated Statements of Operation and Deficit (unaudited) - Three months ended March 31, 2005 and 2004, and the period from inception to March 31, 2005	5

	Condensed Consolidated Statements of Cash Flows (unaudited) - Three months ended March 31, 2005 and 2004, and the period from inception to March 31, 2005	6

	Condensed Notes to Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Part II.	Other Information	12

Item 1.	Legal Proceedings	12

Item 6.	Exhibits	12

Signature

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND RISK FACTORS

The information contained in this Form 10-Q/A Amendment No. 1 and Kenilworth’s other filings with the Securities Exchange Commission may contain “forward-looking” statements within the meaning of section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbors created thereby. Such information involves important risks and uncertainties that could significantly affect results in the future and, accordingly, such results may differ from those expressed in any forward looking statements herein. Future operating results may be adversely affected as a result of a number of factors.

You should not rely on forward-looking statements in this Form 10-Q/A Amendment No. 1. This Form 10-Q/A Amendment No. 1 contains forward-looking statements that involved risks and uncertainties. We use words such as “anticipates”, “believes”, “plans”, “expects”, “future”, “intends” and similar expressions to identify such forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-Q/A Amendment No. 1. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by Kenilworth as described below and elsewhere in this Form 10-Q/A Amendment No. 1.

RISKS

Specific reference is made to each of the risks described in Item 7 of the Form 10-K/A Amendment No. 1 for December 31, 2004 under the discussion “Cautionary Statement For Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995 and Risk Factors”. Reference is also made to future filings under Forms 10-Q and Forms 10-K and filings under the Securities Exchange Act of 1934 as amended and as may be applicable under the Securities Act of 1933 as amended.

INTRODUCTORY NOTE

This Amendment No. 1 on FORM 10-Q/A is being filed to restate the Company’s Financial Statements in order to conform to the accounting requirements as a “Development Stage Company” from the period beginning November 24, 1998 to the present at March 31, 2005, to reverse a charge in the amount of $4,256,926, which was the amount the Company disbursed on or about September 28, 1998 to be discharged from Chapter 7 Bankruptcy Proceedings, and certain adjustments principally to correct the values applied to Convertible Promissory Note discounts and shares of Common Stock issued for services rendered.

d) The Company issued 70,980,447 shares of its Restricted Common Stock since January 1, 2002.  All of the shares may have the restrictions lifted pursuant to Rule 144 and 144K within one (1) or two (2) years which may substantially depress the trading price of the Company’s Stock in the future.

KENILWORTH SYSTEMS CORPORATION

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEET

	March 31, 2005	December 31, 2004
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash	$3,334	$5
Prepaid expenses	62,500	93,750
Loan receivable - employee	1,800	—

Total current assets	67,634	93,755

PROPERTY AND EQUIPMENT - NET	33,627	36,863

PATENT REGISTRATION COSTS	67,827	68,763

SECURITY DEPOSIT	4,250	4,250

Total assets	$173,338	$203,631

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$114,498	$218,772
Payroll taxes payable	77,661	59,522
Loans payable - stockholders	35,000	10,000
Loans payable - related parties	—	25,120

Total current liabilities	227,159	313,414

STOCKHOLDERS’ DEFICIT
Preferred Stock - par value $.01 per share; authorized 2,000,000 shares; no shares issued and outstanding
Common stock - par value $.01 per share; authorized 200,000,000 shares; issued and outstanding 142,126,245 and 137,551,245 shares, respectively	1,421,262	1,375,512
Additional paid-in capital	26,679,348	26,468,771
Less: stock subscriptions receivable	—	(15,000)
Deficit accumulated during the development stage	(28,154,431)	(27,939,066)

Total stockholders’ deficit	(53,821)	(109,783)

Total liabilities and stockholders’ deficit	$173,338	$203,631

The accompanying notes are an integral part of these financial statements.

KENILWORTH SYSTEMS CORPORATION

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE

FOR THE THREE MONTHS ENDED MARCH 31,

(Unaudited)

			Period from
	Three months ended		November 24, 1998
	March 31,		to
	2005	2004	March 31, 2005

Expenses
Selling, general and administrative	$161,303	$708,212	$2,964,922

Other income (expenses)
Interest income	-	61	922
Interest expense	(54,062)	(216,266)	(811,312)

Total other income (expense)	(54,062)	(216,205)	(810,390)

Net loss	$(215,365)	$(924,417)	$(3,775,312)

Basic and diluted loss per share	(0.002)	(0.008)

Weighted average number of shares outstanding	139,838,745	114,780,261

KENILWORTH SYSTEMS CORPORATION

AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

			Period from November 24, 1998 to March 31, 2005
	Three Months ended
	March 31
	2005	2004
Cash flows from operating activities
Net loss	$(215,365)	$(924,417)	$(3,775,312)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	3,236	434	19,840
Amortization of patent	1,323	1,040	9,199
Accretion of convertible debt discount	—	—	72,656
Beneficial conversion feature	54,000	214,240	669,097
Common stock issued for services	51,096	390,083	1,248,660
Common stock issued to induce debt conversion	—	—	63,276
Common stock issued for interest due on notes payable	—	—	8,501
Accrued interest transferred to capital	61	2,015	4,270
Other	—	—	21,100
Increase (decrease) in cash attributable to changes in assets and liabilities:
Prepaid expenses	31,250	(4,250)	(62,500)
Loan receivable - employee	(1,800)	—	(1,800)
Accounts payable and accrued expenses	(104,274)	(30,832)	114,498
Payroll taxes payable	18,139	(1,079)	77,661

Net cash used in operating activities	(162,334)	(352,766)	(1,530,854)

Cash flows from investing activities
Payment of loan receivable-stockholder	—	—	(4,000)
Proceeds from loan receivable-stockholder	—	—	4,000
Payment of patent costs	(387)	(1,069)	(67,026)
Purchase of property and equipment	—	(1,000)	(58,567)
Security deposit	—	—	(4,250)

Net cash used in investing activities	(387)	(2,069)	(129,843)

Cash flows from financing activities
Proceeds from loans payable - stockholders	25,000	—	85,000
Payment of loans payable - stockholders	—	(5,000)	(10,000)
Proceeds from loans payable - related parties	13,000	—	154,137
Repayment of loans payable - related parties	(21,950)	(51,508)	(137,967)
Proceeds from convertible notes payable	125,000	422,000	1,400,361
Proceeds from sale of common stock	10,000	25,000	132,500
Proceeds from stock subscriptions receivable	15,000	25,000	40,000

Net cash provided by financing activities	166,050	415,492	1,664,031

Net change in cash	3,329	60,657	3,334

Cash - beginning of period	5	5	—

Cash - end of period	$3,334	$60,662	$3,334

Supplemental disclosure of non-cash activities:
Common stock issued for patent costs	$—	$—	$10,000
Exchange of loans payable for convertible notes payable	$—	$—	$50,000
Conversion of notes payable to common stock	$125,000	$422,000	$1,388,500
Conversion of loan payable - related party to common stock	$16,170	$—	$16,170
Cancellation of stock subscriptions receivable	$—	$29,000	$29,000
Common stock issued for subscriptions receivable	$—	$—	$71,500

The accompanying notes are an integral part of these financial statements.

KENILWORTH SYSTEMS CORPORATION

AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Kenilworth Systems Corporation and subsidiaries (“Kenilworth”) beginning as of January 1, 2005 contain all adjustments (consisting of only normal accruals) necessary to present fairly the consolidated balance sheets as of March 31, 2005 and December 31, 2004 and the related statements of operations and cash flows for the three (3) month periods ended March 31, 2005 and 2004.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on FORM 10-K/A, restated as a Development Stage Company, filed with the Securities and Exchange Commission on July 13, 2005.

The results of operations for the three (3) month period ended March 31, 2005 are not necessarily indicative of the results for the entire year ending December 31, 2005.

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

KENILWORTH SYSTEMS CORPORATION

AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

NOTE 4 - GOING CONCERN UNCERTAINTY

As indicated in Note 2, the Company emerged from Chapter 7 in September 1998 and has not yet commenced operations. These factors create uncertainty as to the Company’s ability to operate as a going-concern and continue in business. Management plans to develop a wagering system that allows casino patrons and individuals outside the casino to play along remotely with live in-progress casino table games. The Company plans to obtain the necessary funding by offering its Common Stock, Senior Cumulative Convertible Preferred Shares and/or continue to sell Convertible Promissory Notes in private placements. There can be no assurances the Company can be successful in obtaining such financing.

The accompanying financial statements have been prepared assuming the Company is a going-concern and do not reflect adjustments, if any that would be necessary if the Company were not a going-concern.

NOTE 5 – CONVERTIBLE PROMISSORY NOTES

During the quarters ended March 31, 2005 and March 31, 2004 respectively, the Company sold to various private investors $125,000 and $422,000 principal amount of Convertible Promissory Notes bearing interest at rates ranging from 4.00% to 5.50% per annum.  The Notes had a one-year term and were immediately convertible at the option of the noteholder into shares of restricted common stock based on conversion prices ranging from $.05 to $.12 per share.  All Notes issued in the quarters ended March 31, 2005 and March 31, 2004 were converted into a total of 2,500,000 and 8,540,000 common shares, respectively.

NOTE 6- NON CASH TRANSACTIONS

Common shares issued for services

2005:

The Company issued 1,175,000 shares as compensation for services rendered during the first quarter period ended March 31, 2005.  The services were valued at $51,096.

2004:

The Company issued 7,801,667 shares as compensation for services rendered during the first-quarter period ended March 31, 2004.  The services were valued at $390,083.

NOTE 7 – SUBSEQUENT EVENTS

Subsequent to March 31, 2005, the Company raised an additional $354,500 from the sale of Convertible Promissory Notes.

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

Subject to shareholder approval during the Annual Shareholders’ Meeting, the Board of Directors has voted to increase the number of Authorized shares to 500,000,000.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Since we emerged from bankruptcy proceedings on September 23, 1998 we have had no revenues from operations. We sustained substantial losses from general administrative expenses amounting of $1,860,296 and $768,229 in year 2004 and 2003 and for the three-months ended March 31, 2005 we sustained losses amounting to $215,365 compared to a loss of $924,417 for the quarter ending March 31, 2004. Kenilworth has had no revenues from operations during the past thirteen (13) years and there can be no assurances that it will ever have revenues from present planned operations.

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

None

Item 3.    DEFAULT UPON SENIOR SECURITIES:

None

Item 4.    SUBMISSION OF A MATTER TO A VOTE OF SECURITIES HOLDERS:

None

Item 5.    OTHER INFORMATION:

The Company plans to hold its Annual Meeting of Shareholders on or about September 13, 2005 or any adjournment thereof with proxy materials mailed to shareholders of record on August 2, 2005 prior to the proposed meeting dates.

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K:

Ex 31.1 Certification of Chief Financial Officer of the Company Required by Rule 13a-14(a) or Rule 15d-14(c) of the Exchange Act