Form 10-Q
period 2005-06-30
KENILWORTH SYSTEMS CORP
filed 2005-08-12
CIK 55234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 OR 15(D) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

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

The number of shares of common stock, $.01 par value of the Registrant outstanding as of June 30, 2005 was 159,371,245.

Table of Contents

KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

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

RISKS

Specific reference is made to each of the risks described in Item 7 of the Form 10-K/A Amendment No.1 for December 31, 2004 under the discussion “Cautionary Statement For Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995 and Risk Factors”. Reference is also made to future filings under Forms 10-Q and Forms 10-K and filings under the Securities Exchange Act of 1934 as amended and as may be applicable under the Securities Act of 1933 as amended.

KENILWORTH SYSTEMS CORPORATION

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2005	December 31, 2004
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash	$78,775	$5
Prepaid expenses	31,250	93,750
Loan receivable - employee	4,800	—

Total current assets	114,825	93,755

PROPERTY AND EQUIPMENT - NET	30,223	36,863

PATENT	66,543	68,763

SECURITY DEPOSIT	4,250	4,250

Total assets	$215,841	$203,631

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$101,087	$218,772
Payroll taxes payable	16,255	59,522
Loans payable - stockholders	5,000	10,000
Loans payable - related parties	—	25,120

Total current liabilities	122,342	313,414

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock - par value $.01 per share; authorized 2,000,000 shares; no shares issued and outstanding
Common stock - par value $.01 per share; authorized 200,000,000 shares; issued and outstanding 159,371,245 and 137,551,245 shares, respectively	1,593,712	1,375,512
Additional paid-in capital	27,887,194	26,468,771
Less: stock subscriptions receivable	(57,500)	(15,000)
Accumulated Deficit	(24,379,119)	(24,379,119)
Deficit accumulated during the development stage	(4,950,788)	(3,559,947)

Total stockholders' equity (deficit)	93,499	(109,783)

Total liabilities and stockholders' equity (deficit)	$215,841	$203,631

The accompanying notes are an integral part of these financial statements.

KENILWORTH SYSTEMS CORPORATION

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

AND DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE

(Unaudited)

					Period from
					November 24, 1998
	For the six months ended June 30,		For the three months ended June 30,		(Inception) to
	2005	2004	2005	2004	June 30, 2005

Expenses
Selling, general and administrative	$823,733	$1,064,073	$662,430	$355,861	$3,627,352

Other income (expenses)
Interest income	—	81	—	20	922
Interest expense	(567,108)	(290,690)	(513,046)	(74,424)	(1,324,358)

Total other income (expense)	(567,108)	(290,609)	(513,046)	(74,404)	(1,323,436)

Net loss	$(1,390,841)	$(1,354,682)	$(1,175,476)	$(430,265)	$(4,950,788)

Basic and diluted loss per share	$(0.010)	$(0.011)	$(0.008)	$(0.003)	$(0.057)

Weighted average number of shares outstanding	141,952,995	122,770,497	150,929,745	124,075,068	86,811,567

The accompanying notes are an integral part of these financial statements.

KENILWORTH SYSTEMS CORPORATION

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30,

(Unaudited)

			Period from
			November 24, 1998
			to
	2005	2004	June 30, 2005
Cash flows from operating activities
Net loss	$(1,390,841)	$(1,354,682)	$(4,950,788)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	6,640	3,257	23,244
Amortization of patent	2,607	2,376	10,483
Accretion of convertible debt discount	—	—	72,656
Beneficial conversion feature	567,000	288,640	1,182,097
Common stock issued for services	476,346	606,198	1,673,910
Common stock issued to induce debt conversion	—	—	63,276
Common stock issued for interest due on notes payable	—	—	8,501
Accrued interest transferred to capital	107	2,038	4,316
Other	—	—	21,100
Increase (decrease) in cash attributable to changes in assets and liabilities:
Prepaid expenses	62,500	—	(31,250)
Loan receivable - employee	(4,800)	—	(4,800)
Accounts payable and accrued expenses	(117,685)	(25,122)	101,087
Payroll taxes payable	(43,267)	(8,051)	16,255

Net cash used in operating activities	(441,393)	(485,346)	(1,809,913)

Cash flows from investing activities
Payment of loan receivable-stockholder	—	—	(4,000)
Proceeds from loan receivable - stockholder	—	4,000	4,000
Payment of patent costs	(387)	(5,879)	(67,026)
Purchase of property and equipment	—	(38,875)	(58,567)
Security deposit	—	(4,250)	(4,250)

Net cash used in investing activities	(387)	(45,004)	(129,843)

Cash flows from financing activities
Proceeds from loans payable - stockholders	5,000	10,000	65,000
Payment of loans payable - related parties	(1,950)	(81,150)	(11,950)
Proceeds from loans payable - related parties	13,000	—	154,137
Payment of loans payable - related parties	—	—	(116,017)
Proceeds from convertible notes payable	479,500	552,000	1,754,861
Proceeds from sale of common stock	10,000	25,000	132,500
Proceeds from stock subscriptions receivable	15,000	25,000	40,000

Net cash provided by financing activities	520,550	530,850	2,018,531

Net change in cash	78,770	500	78,775

Cash - beginning of period	5	5	—

Cash - end of period	$78,775	$505	$78,775

Supplemental disclosure of non-cash activities:
Common stock issued for patent costs	$—	$—	$10,000
Conversion of notes payable to common stock	$567,000	$552,000	$1,830,500
Conversion of loan payable - related party to common stock	$16,170	$—	$16,170
Exchange of loans payable for convertible notes payable	$30,000	$—	$80,000
Cancellation of stock subscriptions receivable	$—	$29,000	$29,000
Common stock issued for subscriptions receivable	$57,500	$—	$129,000

The accompanying notes are an integral part of these financial statements.

KENILWORTH SYSTEMS CORPORATION

AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Kenilworth Systems Corporation and subsidiaries (“Kenilworth”) beginning as of January 1, 2005 contain all adjustments (consisting of only normal accruals) necessary to present fairly the consolidated balance sheets as of June 30, 2005 and December 31, 2004 and the related statements of operations and cash flows for the six (6) month periods ended June 30, 2005 and 2004.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on FORM 10-K/A, restated as a Development Stage Company, filed with the Securities and Exchange Commission on July 13, 2005.

The results of operations for the six (6) month period ended June 30, 2005 are not necessarily indicative of the results for the entire year ending December 31, 2005.

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

NOTE 5 – CONVERTIBLE PROMISSORY NOTES

During the six months ended June 30, 2005 and 2004, respectively, the Company sold to various investors $567,000 and $552,000 principal amount of Convertible Promissory Notes bearing interest at rates ranging from 4.00% to 5.50% per annum.  The Notes had a one-year term and were immediately convertible at the option of the noteholder into shares of restricted common stock at conversion prices ranging from $.05 to $.12 per share in 2005 and $.05 in 2004.  The conversion prices of Notes issued in 2005 were subsequently adjusted to $.05 per share, resulting in a noncash interest charge of $567,000 for the June 2005 period.

All Notes were converted into a total of 11,240,000 and 11,140,000 shares of common stock, respectively, during the six months ended June 30, 2005 and 2004.

NOTE 6 – STOCKHOLDERS’ EQUITY

During the six months ended June 30, 2005 and 2004, the Company issued 9,680,000 and 12,134,327 shares of common stock, respectively, as compensation to directors, consultants and other service providers.

During the six months ended June 30, 2005 and 2004, respectively, the Company sold 900,000 shares of common stock for $26,170 and 750,000 shares for $25,000 to private investors.

NOTE 7 - SUBSEQUENT EVENTS

Subject to shareholder approval during the Annual Shareholders’ Meeting, the Board of Directors has voted to increase the number of Authorized shares to 500,000,000.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Since we emerged from bankruptcy proceedings on September 23, 1998 we have had no revenues from operations. We sustained substantial losses from general administrative expenses amounting to $1,860,296 and $768,229 in year 2004 and 2003 and for the six (6) months ended June 30, 2005 we sustained losses amounting to $885,241 compared to a loss of $1,354,682 for the six (6) months ended June 30, 2004. Kenilworth has had no revenues from operations during the past thirteen (13) years and there can be no assurances that it will ever have revenues from present planned operations.

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

Project Roulabette™ is a concept intended to be developed and there can be no assurances that it will ever be developed successfully.  The Patented microprocessors to be installed in the TV set top boxes or the Television set directly have not been designed.  We have as at June 30, 2005, no firm developed agreement, customers except for proposals submitted for future business and there can be no assurances that we will ever have same.

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

Quarter ended June 30, 2005

I, Herbert Lindo, Chairman, President and Principal Financial Officer of Kenilworth Systems Corporation (the “Company”), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that to the best of my knowledge:

(1)     the Quarterly Report on Form 10-Q of the Company for the second quarter ended June 30, 2005 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2)     the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:   August 12, 2005

/s/ Herbert Lindo
Herbert Lindo
Chairman, President and Principal Financial Officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

KENILWORTH SYSTEMS CORPORATION

By:	/s/ Herbert Lindo
Herbert Lindo,
President and Chief Financial Officer
August 12, 2005