Form 10-Q
period 2005-09-30
KENILWORTH SYSTEMS CORP
filed 2005-11-21
CIK 55234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 OR 15(D) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

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

The number of shares of common stock, $.01 par value of the Registrant outstanding as of September 30, 2005 was 189,842,912.

Table of Contents

KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

INDEX

Part I.	Financial Information

Item 1.	Financial Statements

Condensed Consolidated Balance Sheets – September 30, 2005 (unaudited) and December 31, 2004

Condensed Consolidated Statements of Operation and Deficit (unaudited) – Nine months ended September 30, 2005 and 2004, Three months ended September 30, 2005 and 2004, and the period from inception to September 30, 2005

Condensed Consolidated Statements of Cash Flows (unaudited) – Nine months ended September 30, 2005 and 2004, and the period from inception to September 30, 2005

Condensed Notes to Consolidated Financial Statements (unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Part II.	Other Information

Item 1.	Legal Proceedings

Item 6.	Exhibits

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

KENILWORTH SYSTEMS CORPORATION

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2005	December 31, 2004
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash	$29,079	$5
Prepaid expenses	53,350	93,750
Loan receivable - employee	6,300	—
Loan receivable – Stock holder	32,000

Total current assets	120,729	93,755

PROPERTY AND EQUIPMENT - NET	37,292	36,863

PATENT REGISTRATION COSTS - NET	70,957	68,763

SECURITY DEPOSIT	4,200	4,250

Total assets	$233,228	$203,631

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT) CURRENT LIABILITIES
Accounts payable and accrued expenses	$140,971	$218,772
Payroll taxes payable	16,009	59,522
Loan payable	6,141
Loans payable - stockholders	5,000	10,000
Loans payable - related parties	—	25,120

Total current liabilities	168,121	313,414

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock - par value $.01 per share; authorized 5,000,000 shares; no shares issued and outstanding
Common stock - par value $.01 per share; authorized 500,000,000 shares; issued and outstanding 189,842,912 and 137,551,245 shares, respectively	1,898,429	1,375,512
Additional paid-in capital	29,373,656	26,468,771
Less: stock subscriptions receivable	—	(15,000)
Deficit accumulated during the development stage	(31,206,978)	(27,939,066)

Total stockholders’ equity (deficit)	65,107	(109,783)

Total liabilities and stockholders’ equity (deficit)	$233,228	$203,631

The accompanying notes are an integral part of these financial statements.

KENILWORTH SYSTEMS CORPORATION

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE

(Unaudited)

					Period from
					November 24, 1998
	For the nine months ended September 30,		For the three months ended September 30,		(Inception) to September 30,
	2005	2004	2005	2004	2005

Expenses
Selling, general and administrative	$2,429,371	$1,188,711	$1,605,638	$124,638	$5,232,990

Other income (expenses)
Interest income	—	101	—	20	922
Interest expense	(838,541)	(300,782)	(271,433)	(10,092)	(1,595,791)

Total other income (expense)	(838,541)	(300,681)	(271,433)	(10,072)	(1,594,869)

Net loss	$(3,267,912)	$(1,489,392)	$(1,877,071)	$(134,710)	$(6,827,859)

Basic and diluted loss per share	$(0.021)	$(0.012)	$(0.011)	$(0.001)

Weighted average number of shares outstanding	152,634,248	121,792,181	167,313,242	128,714,020

The accompanying notes are an integral part of these financial statements.

KENILWORTH SYSTEMS CORPORATION

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30,

(Unaudited)

			Period from
			November 24, 1998
			(Inception) to
	2005	2004	September 30, 2005
Cash flows from operating activities
Net loss	$(3,267,912)	$(1,489,392)	$(6,827,859)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	11,827	6,425	28,431
Amortization of patent	4,919	3,622	12,795
Accretion of convertible debt discount	—	—	72,656
Beneficial conversion feature	837,000	298,640	1,452,097
Common stock issued for services	1,726,346	606,198	2,923,910
Common stock issued to induce debt conversion	—	—	63,276
Common stock issued for interest due on notes payable	—	—	8,501
Accrued interest transferred to capital	1,286	2,130	5,495
Other	—	—	21,100
Increase (decrease) in cash attributable to changes in assets and liabilities:
Prepaid expenses	40,400	—	(53,350)
Loan receivable - employee	(6,300)	—	(6,300)
Accounts payable and accrued expenses	(77,797)	1,225	140,975
Payroll taxes payable	(43,513)	7,833	16,009

Net cash used in operating activities	(773,744)	(563,319)	(2,142,264)

Cash flows from investing activities
Payment of loan receivable-stockholder	—	—	(4,000)
Proceeds from loan receivable - stockholder	—	4,000	4,000
Payment of patent costs	(7,113)	(7,779)	(73,752)
Purchase of property and equipment	(4,981)	(40,762)	(63,548)
Security deposit	—	(4,250)	(4,250)

Net cash used in investing activities	(12,094)	(48,791)	(141,550)

Cash flows from financing activities	(1,138)	—	(1,138)
Proceeds from loans payable - stockholders	5,000	45,000	65,000
Payment of loans payable - related parties	(1,950)	(94,590)	(127,967)
Proceeds from loans payable - related parties	13,000	—	154,137
Payment of loans payable - related parties	(32,000)	—	(32,000)
Proceeds from convertible notes payable	794,500	562,000	2,069,861
Proceeds from sale of common stock	10,000	75,000	132,500
Proceeds from stock subscriptions receivable	27,500	25,000	52,500

Net cash provided by financing activities	814,912	612,410	2,312,893

Net change in cash	29,074	300	29,079

Cash - beginning of period	5	5	—

Cash - end of period	$29,079	$305	$29,079

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$255	$—	$255
Common stock issued for patent costs	$—	$—	$10,000
Conversion of notes payable to common stock	$837,000	$562,000	$2,100,500
Conversion of loan payable – related party to common stock	$16,170	$—	$16,170
Exchange of loans payable for convertible notes payable	$30,000	$—	$80,000
Cancellation of stock subscriptions receivable	$—	$29,000	$29,000
Common stock issued for subscriptions receivable	$12,500	$—	$84,000

The accompanying notes are an integral part of these financial statements.

KENILWORTH SYSTEMS CORPORATION

AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Kenilworth Systems Corporation and subsidiaries (“Kenilworth”) beginning as of January 1, 2005 contain all adjustments (consisting of only normal accruals) necessary to present fairly the consolidated balance sheets as of September 30, 2005 and December 31, 2004 and the related statements of operations and cash flows for the nine (9) month periods ended September 30, 2005 and 2004.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on FORM 10-K/A, restated as a Development Stage Company, filed with the Securities and Exchange Commission on July 13, 2005.

The results of operations for the nine (9) month period ended September 30, 2005 are not necessarily indicative of the results for the entire year ending December 31, 2005.

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

NOTE 3 - PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Kenilworth Systems Corporation and its wholly owned subsidiaries: Video Wagering Systems Corporation, Roulabette™ Nevada Corporation, Kenilworth Systems Nevada Corporation, Kenilworth Systems (UK) Limited,  Kenilworth Satellite Broadcasting Corporation (a Delaware Corporation) and Satellite Gaming Consultants, Inc. (a Delaware Corporation). None of these subsidiaries has any assets or liabilities except Satellite Gaming Consultants, Inc. which are included in the Consolidated Financial Statements.

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

NOTE 5 – CONVERTIBLE PROMISSORY NOTES

During the nine months ended September 30, 2005 and 2004, respectively, the Company sold to various investors $567,000 and $552,000 principal amount of Convertible Promissory Notes bearing interest at rates ranging from 4.00% to 5.50% per annum.  The Notes had a one-year term and were immediately convertible at the option of the noteholder into shares of restricted common stock at conversion prices ranging from $.05 to $.12 per share in 2005 and $.05 in 2004.  The conversion prices of Notes issued in 2005 were subsequently adjusted to $.05 per share, resulting in a noncash interest charge of $567,000 for the June 2005 period.

All Notes were converted into a total of 11,240,000 and 11,140,000 shares of common stock, respectively, during the nine months ended September 30, 2005 and 2004.

During the three (3) month period ended September 30, 2005 the Company did not sell any Convertible Promissory Notes nor did the Company issue any Common Shares upon conversion of Notes or in settlement for services rendered to the Company.

NOTE 6 – STOCKHOLDERS’ EQUITY

During the nine months ended September 30, 2005 and 2004, the Company issued 34,680,000 and 12,134,327 shares of common stock, respectively, as compensation to directors, consultants and other service providers.

During the nine months ended September 30, 2005 and 2004, respectively, the Company sold 900,000 shares of common stock for $26,170 and 1,750,000 shares for $75,000 to private investors.

During the three month period ended September 30, 2005, the Company expensed the 25,000,000 shares to be issued to Herbert Lindo, the President and Treasurer of the Company at the rate of $0.05 per share.  At the Shareholder’s Meeting held on September 13, 2005, the Shareholders approved the issuance of the 25,000,000 shares to Herbert Lindo.

NOTE 7 – ANNUAL SHAREHOLDERS MEETING

At the Annual Meeting of Shareholders of Kenilworth Systems Corporation which was held at the Westbury Manor, 1100 Jericho Turnpike, Westbury, NY 11590 on September 13, 2005 at 12:00 noon, all four (4) proposals were approved by proxy and votes cast at the meeting.  The four (4) proposals are:

1.                                      TO ELECT DIRECTORS
To elect seven (7) Directors for the term continuing through the next annual meeting of Kenilworth and until their successors are duly elected.

2.                                      AUTHORIZATION OF AN AMENDMENT TO KENILWORTH’S CERTIFICATE OF INCORPORATION TO INCREASE THE AUTHORIZED NUMBER OF SHARES OF COMMON STOCK TO 500,000,000

3.                                      RATIFICATION OF APPROVAL BY THE BOARD OF DIRECTORS TO ISSUE 25,000,000 SHARES OF KENILWORTH COMMON STOCK TO HERBERT LINDO, THE INVENTOR OF TWO (2) ADDITIONAL PATENTS ASSIGNED TO KENILWORTH

4.                                      RATIFICATION OF APPOINTMENT OF INDEPENDENT AUDITORS

The Company had engaged Automatic Data Processing (ADP) to solicit proxies and their final report which includes shares voted at the meeting.  ADP’s final report dated September 15, 2005 on each proposal is:

TOTAL SHARES OUTSTANDING:	158,931,245

TOTAL SHARES VOTED:	116,248,387

QUORUM:	73.14%

PROPOSAL # 001 - ELECTION OF DIRECTORS

	FOR	WITHHELD

HERBERT LINDO	113,367,744	2,880,643
GINO SCOTTO	113,369,264	2,879,123
MAUREEN PLOVNICK	113,350,464	2,897,923
KIT WONG	113,364,514	2,883,873
PATRICK MC DEVITT	113,350,464	2,897,923
JOYCE CLARK	113,364,514	2,883,873
PAUL NUSBAUM	113,444,167	2,804,220
TOTAL ALL DIRECTORS	793,611,131	20,127,578
DIRECTOR AVERAGE	113,373,018	2,875,368
% VOTED OF AVERAGE	97.52%	2.47%

PROPOSAL # 002 - AMENDEMENT TO INCREASE THE AUTHORIZED NUMBER OF SHARES

	FOR	AGAINST	ABSTAIN

BENEFICIAL COMMON	62,146,027	1,922,499	3,220,720
REGISTERED COMMON	48,499,783	435,910	23,448
TOTAL SHARES VOTED	110,645,810	2,358,409	3,244,168
% OF VOTED	95.18%	2.02%	2.79%
% OF OUTSTANDING	69.61%	1.48%	2.04%

PROPOSAL # 003 - RATIFY APPROVAL TO ISSUE 25,000,000 SHARES OF COMMON STOCK

	FOR	AGAINST	ABSTAIN

BENEFICIAL COMMON	13,759,647	2,013,644	3,233,020
REGISTERED COMMON	48,625,411	294,880	38,850
TOTAL SHARES VOTED	62,385,058	2,308,524	3,271,870
% OF VOTED	91.78%	3.39%	4.81%
% OF OUTSTANDING	39.25%	1.45%	2.05%

PROPOSAL # 004 – RATIFY DEMETRIUS & COMPANY, LLC. AS INDEPENDENT AUDITORS

	FOR	AGAINST	ABSTAIN

BENEFICIAL COMMON	64,553,296	251,930	2,484,020
BENEFICIAL REGISTERED	48,922,116	15,200	21,825
TOTAL SHARES VOTED	113,475,412	267,130	2,505,845
% OF VOTED	97.61%	0.22%	2.15%
% OF OUTSTANDING	71.39%	0.16%	1.57%

Immediately after the conclusion of the Shareholder’s Meeting, the newly elected Board of Directors met to vote for the election of two (2) additional Directors pursuant to Kenilworth’s By-Laws.  After the election of the two (2) additional Directors, the Company now has nine (9) Directors of a permissible maximum amount of fifteen (15) Directors.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Since we emerged from bankruptcy proceedings on September 23, 1998 we have had no revenues from operations. We sustained substantial losses from general administrative expenses amounting to $1,860,296 and $768,229 in year 2004 and 2003 and for the nine (9) months ended September 30, 2005 we sustained losses amounting to $3,267,912 compared to a loss of $1,489,392 for the nine (9) months ended September 30, 2004. Kenilworth has had no revenues from operations during the past thirteen (13) years and there can be no assurances that it will ever have revenues from present planned operations.

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

There are no technical breakthroughs required.  The technology is readily available.  What is needed is to get through the maze of Local, County, State and Federal regulations in each U.S. State and foreign countries.  When the first State in the United States grants the Company permission to transmit the broadcast from one of its casinos to their residents and to States that do not have any casinos, the other forty (40) States with lotteries will join expeditiously.

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

Project Roulabette™ is a concept intended to be developed and there can be no assurances that it will ever be developed successfully.  The Patented microprocessors to be installed in the TV set top boxes or the Television set directly have not been designed.  We have as at September 30, 2005, no firm developed agreement, customers except for proposals submitted for future business and there can be no assurances that we will ever have same.

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

None

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
November 18, 2005