Form 10-K
period 2005-12-31
KENILWORTH SYSTEMS CORP
filed 2006-08-28
CIK 55234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

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
Yes ☒ No ☐

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registration based on the closing price as reported on the Pink Sheet Market on March 15, 2006 was $10,500,000.

As of January 3, 2006, 200,036,246 Shares of the Registrant’s Common Stock, $0.01 par value, were outstanding.

Portions of the Registrant’s Proxy Statement for its 2006 Annual Meeting of Stockholders to be filed are incorporated by reference into Part III of this Form 10-K.

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

On January 11, 2006 Mr. Lindo requested to have the 45,000,000 shares owed to him issued as Restricted Securities. Upon the issuance of the shares, Kenilworth now has 245,036,249 shares issued and outstanding.

This FORM 10-K for the Fiscal Year ended 12/31/05 was filed on August 28, 2006 unaudited.

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

INTRODUCTORY NOTE TO PART IV

The Amendment No. 1 on FORM 10-K/A  filed to restate certain amounts which changed as the results of having been ordered by the Securities and Exchange Commission to file the Company’s Financials as a “Development Stage Company” from the period beginning November 24, 1998 to the present at December 31, 2005, the elimination of $4,256,926, which was the amount the Company disbursed on or about September 28, 1998 to be discharged from Chapter 7 Bankruptcy Proceedings, and certain  adjustments to losses sustained for the periods ended December 31, 2002, 2003 and 2004 for having discounted Convertible Promissory Notes from between ten cents ($.10) per share and twelve cents ($.12) per share to five cents ($.05) per share.  The Company also added in PART II Item 5- MARKET PRICES OF THE COMPANY’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS: d) The Company issued 110,731,660 shares of its Restricted Common Stock since December 31, 2002.  All of the shares may have the restrictions lifted pursuant to Rule 144 and 144K within one (1) or two (2) years which may substantially depress the trading price of the Company’s Stock in the future.

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

GENERAL

Since early in the year 2000 we have been solely engaged in developing patents, markets and investigating how best to obtain Governmental approvals, by engaging lobbyists and consultants that would allow television satellite and cable subscribers throughout the industrialized world to play and wager along from remote locations with live, in-progress casino table games (Roulette, Craps, Baccarat and more) from strictly regulated casinos located in the United States and other locations around the world.

Employing the latest encrypted satellite, cable and Internet technology and placing television cameras in strategic locations above the casino table games, without disrupting the normal game-monitoring activities, (a separate control room would direct the various camera angles), and transmitting the table games over the digital satellite, digital cable and Internet networks (in countries that permit Internet wagering) to television sets (“TV’s”), which become a platform for playing along with the casino games wherever TV’s are located.

Kenilworth titled the overall project “Roulabette™”.  There are 120 million TV subscribers in the United States and more than 300 million subscribers throughout the rest of the world (“The Market”).  On average, households in the U.S. have 2 ½ TV’s.  (It is important since the satellite and cable companies will charge a separate fee for transmitting the table games).  Public gathering places can accommodate (be able to network) up to 200 TV sets with a simple satellite receiving dish, direct cable connections, or streamed via the Internet.  With wagering possible in homes, hotel rooms, resort rooms, pubs, restaurants, race tracks and other public gathering places the Company believes it will become a more than $500 billion net win Market within five (5) years throughout the industrialized world (by the year ended 2011).

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

There are no technical breakthroughs required.  The equipment for the technology is readily available.  What is needed is to get through the maze of Local, County, State and Federal regulations in each U.S. State and foreign countries.  When the first State in the United States grants the Company permission to transmit the broadcast from one of its casinos to their residents and to States that do not have any casinos, (the entire East coast of the United States), the other forty (40) States with lotteries will join expeditiously. The same will occur in foreign countries.

Kenilworth will share the net win revenue with all participating entities that provide Roulabette™ gaming without costs of any kind.  Lotteries will receive a minimum of forty percent (40%) of the total net win from their respective jurisdictions.

In States and foreign countries that designate exclusively lottery proceeds to schools and their teachers it is a welcome contribution.  It also will help close budget gaps.

In addition, throughout the United States and most foreign countries there are hundreds of facilities that simulcast live in-progress horse/dog races.  At most facilities there are several large TV screens that show the races from the different tracks with general theater type seating for patrons and at private cubicles with television sets outfitted with touch screens.  The cubicles rent for additional fees.  After players open an account and select pin numbers, they can watch, in privacy, each race offered on the different tracks on the TV and place wagers on the different races by simply changing channels.  The players may also watch sporting events, the news, the Stock market reports, and in the near future Roulabette™, live, in-progress casino table games.  The simulcast centers have their own databases to manage the cash deposit and pay winnings on the horse/dog races and will be able to manage the casino games, on the same methods as the lotteries will manage Roulabette™.  With private TV’s, available in simulcast centers, especially at night, when fewer tracks are operating.

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

To conduct actual live test broadcasts Kenilworth believes it will require a minimum of ten million dollars ($10,000,000) and there are no assurances we will ever be able to obtain any of such money. At present, the Company does not have the funds readily available but hopes to obtain same, from investors, as soon as Kenilworth can commence broadcasting from a casino in the United States or other casinos throughout the world.

In prior years, Kenilworth completed a prototype system that allowed casino patrons to play along with live in-progress casino table games only within the confines of a casino, via closed circuit television. Also in 1990, we developed and delivered for the TAB (Totalizator Agency Board) a quasy government agency of the State of Victoria, Australia, a cashless slot machine system. Both systems required debit cards and central mainframe computers to manage the wagers. By making use of the expertise applied in the development of the aforementioned systems we plan to develop a second-generation system that will manage the wagers by the microprocessor installed in TV set-top boxes or an attachment directly connected to the TV set to receive satellite and/or Internet broadcasts. This as planned would allow a player in an interactive manner, at a remote location (outside the casino confines), to experience the actual play and excitement at the casino table game and to make wagers on the various games, without having to be physically present at the casino or casino table.  There are no assurances we will be able to successfully develop any system.

We also propose for slot machine manufacturers to develop “Roulabette™ Slot Machines”.  The Roulabette™ Slot will offer the regular slot or video lottery games and by the touch of a button, the live in-progress casino table games.  Slot player are offered a change of pace at the cost of a slot handle pull.  The games are transmitted to the Roulabette™ Slot via satellite or the Internet (all broadcasts are encrypted to prevent unauthorized use of the broadcasts).

Where authorized, hotels, resorts clubs and other public gathering places will be able to offer casino table game action in their establishments without incurring the costs to operate a casino. There are now believed to be more than ten (10) million slot machines played throughout the world, outside of casino confines.

Project Roulabette™ is a concept intended to be built and there can be no assurances that it will ever be built.  The Patented microprocessors to be installed in the TV set top boxes have not been designed.

SUMMARY:

(1.)          Kenilworth’s business presently is solely in the planning stage. We plan to engage in the development, manufacturing, marketing of an operation entitled Roulabette™. Roulabette™ would allow casino patrons and other players to play along with live in-progress casino table games such as Roulette, Craps and Baccarat and more via digital satellite, digital cable television or Internet broadcasts (simulcasts) emanating from strictly regulated casinos located in the United States and other locations around the world, to self-sufficient computer terminals dubbed “Roulabette™ Slots” and digital satellite, cable TV set top boxes or the Internet in countries that permit Internet gaming. The Roulabette™ terminal is a proposal intended to be built and there can be no assurances that it will ever be built.  The microprocessors to be installed in the TV set top boxes have not been designed. We have as at July 31, 2006, no other agreements, customers, except with the Philippines Amusement and Gaming Corporation (PAGCOR), or proposals for any future business and there can be no assurances that we will ever have same. Reference is also made to each of the “Risk Factors” that are set forth in Item 7.

(2.)          We believe the thousand virtual casino websites via the Internet obtain sixty percent (60%) of their annual revenue from customers in the U.S.

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

THE STATUS WITH PAGCOR

During January 2006, the Company reestablished negotiations with the Philippines Amusement and Gaming Corporation (“PAGCOR”) for permission to broadcast live, in-progress casino table games from their casinos.

PAGCOR is the Republic of the Philippines chartered government gaming monopoly.  PAGCOR partially owns and exclusively operates all fourteen (14) Filipino casinos, some of which are located in exclusive resort facilities frequented by Asian patrons (tourists).

In March 2006, Kenilworth conducted a live, in-progress casino table game test to demonstrate the ability to broadcast the table games, for around the world viewing, without disrupting the normal security monitoring and protecting the privacy of players at adjoining table games.  The film clip of the test broadcast which was made at a roulette table located in the new Hyatt Hotel and Casino, Manila, is available for viewing on our website www.kenilworthsys.com (see Press Release: Monday, March 6, 2006).

In April 2006, Kenilworth guaranteed to pay PAGCOR monthly payments, for hosting the broadcasts when they commence, for a contract period of ten (10) years; US $1 million for year one (1); US $2 million for years two (2) and three (3); US $5 million for years four (4) through seven (7) and US $10 million for every year thereafter, totaling US $636,000,000 over the ten (10) year period.

The payments have to be made regardless from where we broadcast.  Kenilworth requires the flexibility to broadcast from other casinos besides the Philippines.

In July 2006, PAGCOR granted us to commence the first live, in-progress casino table game broadcasts to emanate from the new (August 2005) Hyatt Hotel & Casino in Manila, Philippines.

We have acquired the broadcast site for Roulabette™.  Now we have to obtain agreements for locations that will permit us to receive the broadcasts.  We are in an active search in Europe, including Eastern Europe, South America, China, India and the Pacific Rim nations.  We filed our patents in all of these destinations.

MARKETING STRATEGY/SALES PLAN

Our marketing strategy consists of developing the Roulabette™ Slot terminal and the Roulabette™ broadcasts. We estimate at this time, that we will need at least approximately ten million dollars ($10,000,000) for promoting the Roulabette™ concept. We do not have this money nor do we have any agreements or understanding to procure this money. We may never get this money. If we do obtain this money, it may not be sufficient. Further, should such monies be available it may not be available on terms satisfactory to Kenilworth or it may be available on such terms that substantially dilute the interest of existing shareholders. If we obtain this money, we will need substantial additional funds for the proposed marketing plan and there can be no assurances that such funds will ever be available to allow Kenilworth to engage in business on a profitable basis.

At the present time, we do not engage technically oriented employees who will be able to assist in the development of Roulabette™ (we have available three [3] former technical Kenilworth employees that have indicated to rejoin Kenilworth at the appropriate time). It will be necessary for us to obtain additional personnel qualified and with the expertise to develop Roulabette™. We would require additional employees and several more consultants and there can be no assurances of our being able to obtain any necessary personnel. There can be no assurances of the availability of any such employees and consultants.

The Company will outsource the development of Roulabette™ and the microprocessors for the TV set top boxes.

In the United States, Kenilworth hopes to refrain from using the Worldwide Web (WWW) Internet to manage wagers from individuals outside of the casino confines. Legislators have voiced strong objections to having their constituents’ gamble one-on-one against computers located in Europe, Russia and on Caribbean islands, totally unregulated. In Roulabette™, the play-along broadcast emanates from casinos that are regulated by strict and comprehensive rules and state and jurisdiction regulations, enforced by gaming control regulators and everybody plays along with the same live table game. There is a world of difference between playing in a virtual make believe casino compared with an actual casino.

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

In states with approved lottery and/or other gambling legislation, we plan to introduce Roulabette™ Slot terminals to hotels, clubs (similar to card clubs in California) and resorts, to provide upscale gathering places for tourists and local residents. Charitable organizations that are permitted to conduct “Nevada Nights” and Bingo games may wish to offer Roulabette™ gaming on a more permanent basis. To receive the broadcast signal, all that would be required is an eighteen (18) inch dish TV antenna and distribution equipment. The Roulabette™ terminals are intended to be self-sufficient and accept dollar bills (or script, to control the amount an individual is allowed to wager in one day or other time period). We plan to lease all the equipment necessary to participants for a share of the profits.

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

PATENTS, TRADEMARKS AND INTELLECTUAL PROPERTY

Our most important assets are Patents we have acquired and Roulabette™ related trademarks and service marks.  The Patent granted on June 10, 2003 titled “SYSTEM AND METHOD FOR REMOTE ROULABETTE AND OTHER GAME PLAY USING GAME TABLE AT A CASINO” and Patent Application filed October 15, 2003, entitled “METHOD AND SYSTEM FOR SUPPLYING FUNDS TO A TERMINAL FOR REMOTE WAGERING”, “MULTI-USE GAMING MACHINE” trademarks ROULABETTE™, as in pre-marked cards similar to lottery cards to select number in each game, used with terminals “ROULABETTE SWIPE CARD” to activate set-top boxes to play Roulabette™ and “PLAY ALONG WITH ROULABETTE™, LIVE”.

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

Greenberg Traurig Opinion

August 11, 2005

Kenilworth Systems Corporation
185 Willis Avenue
Mineola, New York 11501
Attn:  Herbert Lindo, Chairman and CEO

Re:  Legal Issues Relating to Roulabette(TM)

Dear Sir:

We are writing in response to your request for an opinion as to the legal issues relating to the implementation of the Roulabette(TM) concept of Kenilworth Systems Corporation (“KSC”).

Roulabette(TM) is a method and system for placing wagers on live, in-progress casino table games such as roulette, baccarat and dice from locations remote from the actual casino tables at which the games are taking place. The system begins at the casino, where television cameras in strategic locations above the casino table games follow the games being played at the casino tables, and microphones pick up the sounds of the table play. The game play is transmitted via digital satellite and cable transmissions to subscribers who are able to wager by using set top boxes which receive the broadcast of the game and record wagers and results.

LEGAL ANALYSIS

In making use of this opinion, Kenilworth Systems Corporation (“KSC”) should be aware that this is a very complex area of law, involving U.S. federal gambling statutes, the gambling statutes of the fifty states and the District of Columbia, and the gambling statutes of all the countries of the world where you might want to operate a Roulabette(TM) casino or offer Roulabette(TM) wagering. The gambling laws of these jurisdictions vary widely, ranging from the absolute prohibition of Utah, to the street-side betting shops of England, to the wide-open casinos of Las Vegas. Further confusing matters is the fact that there is very little statutory law specifically addressing remote gambling, and the few statutes which do exist relate to Internet gambling, which is not the same as Roulabette(TM). So, for the most part, we will be interpreting the provisions of gambling statutes which were enacted before the digital technology of today existed, and did not contemplate the possibility of playing casino games from remote locations. Similarly, the case law relative to remote gambling is also very sparse and, once again, concerns Internet gambling, which is different from Roulabette(TM). Finally, there are the interpretations of the law relating to remote gambling which have been publicly pronounced by the U.S. Department of Justice (“DOJ”), which in our opinion are clearly erroneous. Consequently, although the opinions expressed below are our best assessment of the situation after years of research and active involvement in numerous cases, they are to a great extent projections of what we believe the courts would hold if the issues were ever adjudicated. They are not shared by the DOJ, they do not take into account laws which may be enacted in the future as the countries of the world continue to address the issues of remote gambling, and in time they may prove to be incorrect in one respect or another.

In the United States, the prohibition and/or regulation of gambling is a matter of state law. Some states, such as Nevada, permit a wide range of gambling activities throughout the state. Other states, such as Mississippi and New Jersey, permit a wide range of gambling activities, but only at certain geographic locations, such as riverboats and Atlantic City casinos. Finally, other states, in fact most states, permit only very limited gambling activities, such as thoroughbred racing, jai alai, bingo, etc. Superimposed on this tangle of state laws and regulations are the federal statutes, which are designed to assist the states in combating illegal gambling operations which cross state and national borders. So, basically, the U.S. legal regime applicable to gambling is two-tiered. The individual states determine the forms of gambling which are legal and illegal, and to what extent they are banned or regulated, and the federal government assists the states in dealing with illegal gambling activities which cross state or national borders.

Given the fact that Roulabette(TM) would be most successful if distributed on a national or international level, the federal issues must be addressed first to determine whether it is legally feasible to distribute the product across state and national borders. If there is no federal prohibition, casino locations must be selected and the state and local laws of the jurisdiction where the casino is located must be analyzed to determine if it is legal and feasible to broadcast from the chosen locations. In view of the fact that casinos can be chosen from anywhere in the world, there is little doubt that locations can be identified from which to originate the broadcasts. It is only a matter of identifying the best casino or casinos from a legal and business perspective. Finally, several U.S. and foreign courts have concluded that remote gambling takes place both where the server is located (or in this case, the casino), and where the player is located. So, once one or more casinos are identified, another analysis will be necessary to determine the markets where it would be legal to offer the games being played. It is not a question of whether there are legal markets for one or more games, but a matter of the number of markets available and the types of games which can be offered in each market.

There are four federal statutes which are most applicable to remote gambling.(1) They are:

—             The Wire Act, which prohibits the use of interstate or foreign communications facilities to transmit wagering information on sporting events or contests;(2)

—             The Illegal Gambling Businesses statute, which prohibits the operation of a gambling business in violation of the laws of the state  where it is conducted;(3)

—             The Travel Act, which prohibits the use of interstate or foreign travel and the use of the mail or any facility in interstate or foreign commerce (such as the Internet or digital satellite services) to facilitate illegal activities, including illegal gambling;(4) and

—             The Interstate Transportation of Wagering Paraphernalia statute, which prohibits transporting gambling-related items in interstate or foreign commerce.(5)

(1)             There are also additional statutes, such as conspiracy (18 U.S.C. section 371), money laundering (18 U.S.C. section 1956 and racketeering (18 U.S.C. section 1962) statutes which could apply if the gambling statutes are violated.

(2)             18 U.S.C. section 1084.

(3)             18 U.S.C. section 1955.

(4)             18 U.S.C. section 1952.

(5)             18 U.S.C. section 1953.

1.  The Wire Act

This statute prohibits gambling businesses from using interstate or international telephone facilities to transmit gambling-related information, and states:

Whoever being engaged in the business of betting or wagering knowingly uses a wired communication facility for the transmission in interstate or foreign commerce of bets or wagers or information assisting in the placing of bets or wagers on any sporting event or contest, or for the transmission of a wire communication which entitles the recipient to receive money or credit as a result of bets or wagers, or for information assisting in the placing of bets or wagers, shall be fined under this title or imprisoned not more than two years, or both.(6)

(6)             18 U.S.C. section 1084(a).

The Wire Act has been a formidable tool for the DOJ in the prosecution of operators of Internet gaming sites. The DOJ merely has to establish that a bet was transmitted or received over the Internet and it can obtain a conviction, without ever having to address such issues as the actual location of the betting (i.e., where the bettor is or where the bookmaker is), or the fact that the operator was licensed by a sovereign nation to provide gambling services over the Internet.

In the Spring of 1998, when the United States Justice Department proclaimed its opinion that the Wire Act prohibits Internet gambling, U.S. Attorney General Janet Reno announced charges against numerous off-shore Internet gambling operators, stating:

The Internet is not an electronic sanctuary for illegal betting.  If a state outlaws soliciting or accepting bets, you can’t evade those requirements by going online. It’s a federal crime to use the Internet to conduct betting operations. And to Internet betting operators everywhere we have a simple message; you can’t hide online and you can’t hide off-shore.

This assertion appears to be correct. “Wire communication facility” is broadly defined as an instrumentality or service “used or useful in the transmission of writings, signs, pictures and sounds of all kinds by aid of wire, cable or other like connection.”(7) The courts have ruled that even with satellite transmissions, there is still a wire connecting the gamblers computer to the Internet.(8) So, even though Roulabette(TM) utilizes satellite transmissions, it is likely that there will be a wire of some sort used for the transmission somewhere along the line, most likely at the casino or at the player’s TV and set-top box. However, regardless of whether a wire was used in the transmissions, the Wire Act still would not apply for two reasons.

(7)             18 U.S.C. section 1081.

(8)             World Interactive Gaming, 1999 WL 591995, 6-8 (N.Y. S.Ct.)  (“Like a prohibited telephone call from a gambling facility, the Internet is accessed by using a telephone wire”); United States v. Cohen, 260 F.3rd 68 (2nd Cir. 2001).

First, although the DOJ takes the position that the Wire Act applies to all Internet gambling, sports and non-sports alike, the courts have held otherwise. The DOJ reasons that the word “sports” in the phrase “sports events or contests” modifies only the word “events” thereby leading to a reading that the statute covers betting on sports events and betting on [other] contests. However, the courts and virtually all legal scholars and attorneys experienced in the field are of the opinion that it only applies to sports betting.

The Supreme Court has established the rules of statutory construction, and if the statutory language is clear and unambiguous, then you look no further and follow the language of the statute. The Wire Act makes it a crime to send or receive wagers on sporting events and contests. Sporting events and contests are football, baseball, basketball, hockey, golf, tennis prize fighting or whatever, but not poker, bingo and similar games. Although a card game or a poker tournament, may be a contest, is not as sporting contest.

If there is some doubt as to the meaning of the statute, the courts turn to case law and the legislative intent of Congress. There have been cases addressing the question of whether the Wire Act applies to non-sports gambling and the case law is consistent — it does not. The most recent case dealing with the issue was In re: MasterCard International, a civil RICO case, which hinged on the applicability of the Wire Act to non-sports Internet gambling.(9) In deciding the issue, the court stated that the wording of the Act, the case law and the legislative intent all lead to the conclusion that the Wire Act only covers sports gambling. The case was upheld on appeal by the Fifth Circuit Court of Appeals, which stated: “we agree with the district court’s statutory interpretation, its reading of the relevant case law, its summary of the relevant legislative history, and its conclusion.”(10)

It should be noted that although the DOJ loudly proclaims that the Wire Act applies to all Internet gambling, it is apparently concerned that its interpretation may be wrong, and has never attempted to use the statute against non-sports gambling business in the ten years that Internet gaming has existed. In our opinion, the Wire Act does not cover non-sports gambling, such as Roulabette(TM) — that is the law, as enacted by Congress and interpreted by the courts, the desires and opinion of the DOJ notwithstanding.

(9)             2001 WL 197834 (E.D.LA.).

(10)       In Re: MasterCard Int’l., 313 F.3d 257, 262 5th Cir. 2002).

Second, there is an exemption to the Act, which provides that it is not illegal to transmit “information assisting in the placing of bets or wagers on a sporting event or contest from a place where such betting is legal to another place where such betting is legal.”(11) The Roulabette(TM) broadcast would constitute “information assisting in the placing of bets or wagers” within the meaning of the statute, and it would be broadcast from a casino in a jurisdiction where such gaming activity is legal to a jurisdiction where the actual wagering activities would take place and where such wagering would be legal. Consequently, even if one accepts, or accedes to, the expansive view of the U.S. Department of Justice, with which most people do not agree, that the Wire Act is not limited to sports betting but extends to other forms of wagering activities, Roulabette(TM) would be exempted from the statute.

2. The Illegal Gambling Businesses Statute(12)

This statute prohibits persons from operating an illegal gambling business, and states:

(a)            Whoever conducts, finances, manages, supervises, directs, or owns all or part of an illegal gambling business shall be fined under this title or imprisoned not more than five years or both.

(b)           As used in this section — “illegal gambling business” means a gambling business which (i) is a violation of the law of a State or political subdivision in which it is conducted; (ii) involves five or more persons who conduct, finance, manage, supervise, direct, or own all or part of such business; and (iii) has been or remains in substantially continuous operation for a period in excess of thirty days or has a gross revenue of $2,000 in any single day.(13)

(11)       18 U.S.C. section 1084(b); United States v. Ross; Martin v. United States, 389 F.2d 895, 898 (5th Cir. 1968); See also e.g. United States v. Miller, 22 F.3d 1075 (11th Cir. 1994) (affirming conviction under Section 1084 “for aiding and abetting the telephonic transmission of wagering information between Georgia and Nevada”); United States v. Scavo, 593 F.2d 837 (8th Cir. 1978) (affirming conviction of defendant who when living in Nevada provided gambling point spread information to a Minnesota bookmaking business); United States v. Cohen, 260 F.3rd 68 (2nd Cir. 2001) (cert. denied, 2002).

(12)       This statue is also knows s the Organized Crime Control Act or OCCA, because it was included as part of that omnibus crime bill.

(13)       18 U.S.C. section 1955.

The statute applies to all forms of gambling, sports and non-sports alike, and makes it a federal offense to conduct, finance, manage, supervise, direct or own all or part of an “illegal gambling business.” An illegal gambling business is defined as a gambling business, which “is a violation of the law of a State or political subdivision in which it is conducted.” The application of this statute to Roulabette(TM) is obvious, because it applies to sports and non-sports gambling alike, and Roulabette(TM) would be operated, managed, financed or owned by at least five people. Despite the language appearing to limit the statute to persons who conduct, finance, manage, etc., numerous cases have recognized that the statute proscribes any degree of participation in an illegal gambling business except participation as a bettor.(14) As one court recently put it, “conducts extends to those on lower echelons, but with a function at their level necessary to the illegal gambling operation.”(15)

However, unlike the Wire Act, under this statute, the location of the actual activity is of critical significance, because it must be a violation of the law of the state or political subdivision in which it is conducted. This should not be an issue for Roulabette(TM), because it intends to broadcast from a casino in a jurisdiction where it would be legal. If it was not legal under the laws of the jurisdiction where the casino is located, and the casino is in the United States, then there would be a violation not only of state law, but of this federal statute as well.

(14)       Sanabria v. United States, 437 U.S. 54, 70-1 n.26 (1978).

(15)       United States v. O’Brien, 131 F.3d 1428 (10th Cir. 1997).

The statute could also apply if the player is located in a state where the gambling would be in violation of state law. I think there is little question that offering services to players in a particular state would constitute doing business in that state. So, it will be essential that the service not be offered to players located in states where such gambling would be illegal. Otherwise there would be a violation of this federal statute, as well as the laws of the player’s state.

3. The Travel Act

This statute prohibits the use of interstate or foreign travel, and the use of the mail or any facility in interstate or foreign commerce, to distribute the proceeds of illegal gambling, or otherwise promote, manage or facilitate any illegal activity, including gambling, in violation of federal or state law.(16)

Once again, the statute will not present a problem so long as Roulabette(TM) is legal in the state where the casino is located and the states where any U.S. players are located.

4. The Transportation of Wagering Paraphernalia Statute.

This statute prohibits persons from carrying or sending gambling paraphernalia in interstate or foreign commerce, and states:

Whoever ... knowingly carries or sends in interstate or foreign commerce any record, paraphernalia, ticket, certificate, bills, slip, token, paper, writing, or other device used, or to be used, or adapted, devised, or designed for use in (a) bookmaking; or (b) wagering pools with respect to a sporting event; or (c) in a numbers, policy, bolita, or similar game shall be fined under this title or imprisoned for not more than 5 years or both.(17)

(16)       18 U.S.C. section 1952.

(17)       18 U.S.C. section 1953

A New York state court declared that an Internet gambling web site located in Antigua violated the law by sending records of gambling activity into the State of New York.(18) Moreover, the court also held that the defendant Internet gambling operator further violated the statute by sending computers to Antigua, which computers would ultimately be used for conducting gambling business between the United States and Antigua.(19) More on point, a California court has held that a computer disk containing a program for recording and analyzing bets on sporting events is gambling paraphernalia.(20) So, it is quite possible that the Roulabette(TM) data could be deemed to be paraphernalia. However, this statute should not apply because the data is not “used, or to be used, or adapted, devised, or designed for use in (a) bookmaking; or (b) wagering pools with respect to a sporting event; or (c) in a numbers, policy, bolita, or similar game.” It is to be used in casino games, which are not covered by the statute.

(18)       People v. World Gaming, 714 N.Y.S.2d 844, 852 (N.Y.S.C. 1999).

(19)       Id. at 853.

(20)       United States v. Mendelsohn, 896 F.2d 1183 (9th Cir. 1990).

OPINION AND SUMMARY

Based on the analysis above, in our opinion Roulabette(TM) would be entirely legal under U.S. federal law, so long as: (1) it is legal under the laws of the state where the casino is located if the casino is in fact located in the United States, and (2) the service is not offered to any player in the United States in violation of the laws of the state where the player is located.

If KSC will select one or more casinos from which it intends to broadcast the games, we will research the jurisdiction where each such casino is located to determine if there are any legal impediments to Roulabette(TM). I would suggest selecting a Native American casino operated by a tribe which is receptive to the Roulabette(TM) concept, and located in a state which would be amenable to amending its compact with the tribe if research indicates that an amendment is necessary. I would also suggest selecting a casino in a foreign jurisdiction, which might be receptive to the Roulabette(TM) concept. A casino in a smaller country, perhaps in the Caribbean would probably be a good selection.

I hope this analysis is useful to KSC. If you have any questions or wish to discuss the issues further, please do not hesitate to contact me on my direct line at (954)768-8221.

Sincerely yours,
Greenberg Traurig, LLP

By:  Patrick T. O’Brien

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

BACKLOG

We do not have any backlog.

ITEM 2—PROPERTIES

Kenilworth leases two thousand (2,300) square feet in an office building paying ($2,500) per month rent, fuel and electric cost adjustments from the date of the lease, pursuant to a three (3) year lease commenced in June 2003.

ITEM 3—LEGAL PROCEEDINGS

Since emerging from Chapter 7 Bankruptcy Proceedings on September 23, 1998, Kenilworth has not been involved in any significant legal proceedings.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages and positions held by each of Kenilworth’s directors and executive officers are as follows:

NAME	AGE	OFFICES AND POSITIONS HELD	FIRST ELECTED OFFICER OF KENILWORTH
HERBERT LINDO	81	PRESIDENT,CHAIRMAN OF THE BOARD AND CHIEF FINANCIAL OFFICER	1972
JOYCE CLARK	70	VICE PRESIDENT AND DIRECTOR	1998
KIT WONG	74	VICE PRESIDENT AND DIRECTOR	1999
PATRICK J. MC DEVITT	64	VICE PRESIDENT AND DIRECTOR	2001
DAVID SATTERFIELD	54	DIRECTOR	2005
PAUL NUSBAUM	56	DIRECTOR	2005

All of the above Executive Officers and Directors have been elected to serve until the next Annual Meeting of Shareholders or until their respective successors are elected and qualified. The Board presently anticipates that the next Shareholders Meeting will be held in the latter part September 2006.

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

	LOW	HIGH
2004

January 1, 2004
Through March 31, 2004	$0.450	$0071

April 1, 2004
Through June 30, 2004	$0.330	$0.125

July 1, 2004
Through September 30, 2004	$0.165	$0.065

October 1, 2004
Through December 31, 2004	$0.155	$0.080
2005

January 1, 2005
Through March 31, 2005	$0.09	$0.28

April 1, 2005
Through June 30, 2005	$0.09	$0.19

July 1, 2005
Through September 30, 2005	$0.15	$0.21

October 1, 2005
Through December 31, 2005	$0.04	$0.15
2006

January 1, 2006
Through March 15, 2006	$0.04	$0.10

April 1, 2006
Through June 30, 2006	$0.05	$0.10

(b)  Holders. There were approximately seven thousand (7,000) holders of record of Common Stock of Kenilworth as of June 30, 2006.

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

The Company issued 110,731,660 shares of its Restricted Common Stock since December 31, 2002.  All of the shares may have the restrictions lifted pursuant to Rule 144 and Rule 144K within one (1) or two (2) years, which may substantially depress the trading price of the Company’s Stock in the future.

(e)  Equity Compensation Plan Information

The following table summarizes the equity compensation plans under which Kenilworth Systems Corporation common stock may be issued as of December 31, 2005.

	(a) Number of securities to be issued upon exercise of outstanding options	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Plan Category

Equity compensation plans approved by security holders	5,500,000	$0.15	9,500,000

ITEM 6—SELECTED FINANCIAL DATA

The following table summarizes certain selected financial data and is qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements and related Notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.

Selected Financial Data for the five (5) years ended December 31, 2005, are as Follows:

SUMMARY OF OPERATIONS

	2005	2004	2003	2002	2001	PERIOD FROM NOVEMBER 24, 1998 TO DECEMBER 31, 2004
		Restated	Restated	Restated		Restated
Net sales from operations	$—	$—	$—	$—	$—	$—
Other income	$—	$—	$—	$—	$—	$—
Net loss accumulated during the development stage	$3,815,302	$1,860,296	$768,229	$384,889	$390,202	$3,559,947
Loss per common share	$0.02	$0.010	$0.010	$0.007	$0.007	$0.040
Loss per common share - diluted	$0.02	$0.010	$0.010	$0.007	$0.007	$0.040
Consolidated balance sheet data:
Total liabilities	$217,540	$313,414	$328,916	$231,029	$175,441	$873,359
Stockholders’ Equity (deficit)	$75,450	$(109,783)	$(263,624)	$(208,512)	$158,888	$581,919

ITEM 7— MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion following should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

(A) RESULTS OF OPERATIONS

Since we emerged from bankruptcy proceedings on September 28, 1998, we have had no revenues from operations, and therefore sustained losses from general administration expenses amounting to $3,815,302 in 2005, $1,860,296 in 2004 and $768,229 in 2003.  Kenilworth has had no revenues from operations during the past fourteen (14) years and there can be no assurances that it will ever have revenues from present planned operations.

(B) LIQUIDITY AND CAPITAL RESOURCES

Kenilworth has not conducted any business and operations since 1991. At December 31, 2005, 2004 and 2003 we had a deficiency in working capital of $239,745, $219,659, and $324,911, respectively. In

Kenilworth’s present state of operation to formulate a viable business plan, Kenilworth requires little funding to continue this planning. We have been dependant upon the resources of its President, who receives no compensation, and funds received from private investors, totaling $776,250 in 2005, $652,000 in 2004 and $305,000 in 2003.  In addition the Company issued restricted Common Stock for services totaling $1,723,000 for 15,885,000 shares in 2005, $855,449 for 17,072,651 shares in 2004 and $78,956 for 7,895,558 shares in 2003.

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

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information included in this Annual Report on this Form 10-Kcontains statements that are forward-looking, including, but not limited to, statements relating to our business strategy and development activities as well as other capital spending, financing sources, the effects of regulation (including gaming and tax regulations), expectations concerning future operations, margins, profitability and competition. Any statements contained in this Form 10-K and 10-K/A that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, in some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “would,” “could,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “continue” or the negative of these terms or other comparable terminology. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by us. These risks and uncertainties include, but are not limited to, our lack of recent operating history, our dependence on Herbert Lindo, our Chairman and President who is eighty-one (81) years old and existing management, general domestic or international economic conditions, pending or future legal proceedings, changes in federal or state tax laws or the administration of such laws, changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions), applications for licenses and approvals under applicable jurisdictional laws and regulations (including gaming laws and regulations).  You should not place undue reliance on any forward-looking statements, which are based only on information currently available to us. We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date of this 10-K report for the year ended December 31, 2005.

RISK FACTORS

NO OPERATING HISTORY

We have had no revenues from operations since 1991. We emerged from bankruptcy proceedings in 1998 without assets and liabilities. We have had no revenues from operations since then and we may never have any revenues from operations in the future, which may result in the termination of our business.

WE HAVE NO WORKING CAPITAL

As of December 31, 2005 the working capital deficiency of Kenilworth was $239,745. This will not enable Kenilworth to achieve any of its planned operations. There can be no assurances that Kenilworth will ever have sufficient working capital to engage in its planned operations.  Although we have been able to obtain working capital from investors that purchase Convertible Promissory Notes and by issuing restricted Common Shares for services rendered.

OUR BUSINESS IS ONLY IN THE PLANNING STAGE

Kenilworth’s business except for limited progress in the Philippines presently remains in the planning stage. We plan to engage in the development, manufacturing by subcontractors, and marketing of an operation entitled Roulabette™. Roulabette™ would allow casino patrons and other players to play along for remote locations with live in-progress casino table games such as Roulette, Craps and Baccarat and more via digital satellite and digital cable television broadcasts (simulcasts) emanating from strictly regulated casinos located in the United States or via the Internet in other locations around the world, to self-sufficient computer terminals dubbed “Roulabette™” and digital satellite and cable TV set top boxes. The Roulabette™ terminal is a proposal intended to be built and there can be no assurances that it will ever be built.  The microprocessors to be installed in the TV set top boxes have not been designed. We have as at December 31, 2005, no specific agreements, customers or proposals for any future business and there can be no assurances that we will ever have same.

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

OUR BUSINESS IS SUBJECT TO OUR ABILITY TO OBTAIN AND RETAIN KEY PERSONNEL

At the present time, we do not have any employees who will be able to develop Roulabette™. It will be necessary for us to obtain personnel qualified and with the expertise to develop Roulabette™. We believe at this time we would require additional employees and several consultants. There can be no assurances of the availability of any such employees and consultants.  The Company expects to outsource the development of Roulabette™ and the microprocessors for the TV set top boxes.  No assurances can be given that the Company will be able to do this successfully.

WE ARE DEPENDANT UPON OUR PRESIDENT

Kenilworth has been dependant upon the services of its president Herbert Lindo who is eighty-one (81) years old. Herbert Lindo has performed his services during the past fourteen (14) years without compensation. Should Kenilworth procure working capital, there can be no assurances that he will continue to work without receiving compensation. There also can be no assurances of Herbert Lindo’s continued availability.  We believe without assurances that present management is capable to continue our present plans in the event that Herbert Lindo is not available.

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

SHARES ELIGIBLE FOR FUTURE SALE COULD CAUSE OUR STOCK PRICE TO FALL

If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could fall. As of March 15, 2006 we had 245,036,249 shares of Common Stock outstanding of which approximately 110,000,000 are eligible for sale by our Shareholders under Rule 144 of the Securities Act of 1933 as amended or are otherwise registered for sale.

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

ITEM 9—CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A—CONTROLS AND PROCEDURES

a.)            Disclosure Controls and Procedures

The Company has evaluated, under the supervision and with the participation of the Company’s management including the Company’s Chairman, Chief Executive Officer and Financial Officer.  The Chief Financial Officer who is the President, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15 (e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Report.  Because of the inherent limitations in all control systems evaluation of controls can provide only reasonable assurance that all control issues and instances of fraud, if any, within the Company have been detected.  However, based on that evaluation, the Company’s Chairman and Chief Executive Officer along with the Company’s Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Report at a reasonable assurance level.

b.)           Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the annual period ending December 31, 2005, that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position

Herbert Lindo	81	Director, Chairman of the Board, President, Treasurer, Chief Executive Officer and Chief Financial Officer

Joyce Clark	70	Director

Kit Wong	74	Director

Patrick J. Mc Devitt	64	Director

David C. Satterfield	54	Director

Paul L. Nusbaum	56	Director

Herbert Lindo has been President, Treasurer and Chief Financial Officer of Kenilworth since 1972. Since Kenilworth’s emergence from bankruptcy, he has also served as Chief Executive Officer until July 17, 2002 when Gino Scotto was elected to that office.   When Mr. Scotto resigned in November 2005,

Mr. Lindo resumed the position of Chief Executive Officer.  Mr. Lindo devotes his full time to the business of Kenilworth.

Kit Y. Wong has served as a Director of Kenilworth since 1999. He is part owner and operator of several Chinese restaurants in the New York metropolitan area.  Mr. Wong devotes only a portion of his time to the business of Kenilworth.

Patrick J. McDevitt has been a licensed representative for Securities firms for the past seven (7) years. He retired in 2003 from the Securities business and joined his wife in the CPA business.  Mr. McDevitt devotes only a portion of his time to the business of Kenilworth at this time.

Joyce D. Clark has served as a Director of Kenilworth since 1998. Since 1991 she has served as controller of Long Island Wholesalers Inc., a wholesale door manufacturer and recently started her own tax filing entity. She is also the sister of Betty S. Svandrlik, the former Corporate Secretary, who is engaged in business as a medical transcriber. Joyce D. Clark is the ex-wife of Herbert Lindo, they divorced in 1980.   Mrs. Clark devotes only a portion of her time to the business of Kenilworth.

David C. Satterfield was the former Chairman of the Board of Directors of the West Virginia Economic Development Authority with considerable operational oversight responsibility.  When Governor Bob Wise of West Virginia was elected, in November, 2000, Mr. Satterfield served as director of the transition team and Chief of Staff to the Governor until May 2001.  Prior to joining the Governor’s office Mr. Satterfield served as the Chief of Staff and Vice President for Institutional Advancement at West Virginia University in Morgantown, WV.  He functioned as chief advisor to the University’s president, as WVU’s primary government relations executive.

Paul L. Nusbaum served as the Cabinet Secretary for the West Virginia Department of Health and Human Resources from January 17, 2001 until January 17, 2005 and was responsible for the entire operation of that government agency with its $2.5 Billion Budget and over 5,700 employees. Mr. Nusbaum currently provides professional management consulting services to a small group of health care clients and manages his personal private real estate holdings. Mr. Nusbaum devotes only a limited portion of his time to the business of the Registrant.

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

Aggregated Option/SAR Exercises in Last Fiscal Year

And FY-End Option/SAR Values

Number of
			securities underlying	Value of unexercised
			unexercised options/	in- the-money options
			SARS at FY-end (#)	SARS at FY-end($)
	Shares acquired		exercisable /	exercisable /
Name	on exercise (#)	Value realized($)	unexercisable	unexercisable
Herbert Lindo	0	0	5,000,000	0
Maureen Plovnick	0	0	500,000	0

No options or SARs were granted or exercised during the year ended December 31, 2005.

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

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long term compensation
					Awards		Payout
				Other		Securities		All
				annual	Restricted	underlying	LTIP	other
Name and				compen-	stock	options/	payouts	compen-
principal position	Year	Salary ($)	Bonus ($)	sation($)	award(s)($)	SARS (#)	($)	sation($)
Herbert Lindo	2005	0	0	0	0	0	0	0
	2004	0	0	0	0	0	0	0
	2003	0	0	0	0	0	0	0
	2002	0	0	0	0	0	0	0

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

BENEFICIAL OWNERSHIP TABLE

		AMOUNT AND
		NATURE OF
NAME AND ADDRESS OF		BENEFICIAL	PERCENT OF
BENEFICIAL OWNER	TITLE OF CLASS	OWNERSHIP (1)	CLASS (1)
Herbert Lindo (1)	Common Stock	50,000,000	20.4%
185 Willis Avenue	$0.01 par value
Mineola, NY 11501

The total number of shares beneficially owned by all Directors and Executive Officers	Common Stock
	$0.01 par value	5,000,000.02%
		55,000,000	20.6%

The percent of class has been determined with 245,036,249 shares issued and outstanding on January 11, 2006.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

NONE

ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company has appointed Demetrius & Company, LLC. as Independent Auditor’s for the fiscal year ending December 31, 2005 and to restate the Company’s financials as A Development Stage Company as directed by the SEC.  Representatives of Demetrius & Company, LLC. are expected to be present at the annual meeting and will have the opportunity to make a statement if they desire to do so and are expected to be available to respond to appropriate questions.

Fees Incurred by Kenilworth

Fees for professional services provided by the Company’s Independent Auditor, Demetrius & Company, LLC. are:

	2005	2004	2003
	Estimate
Audit Fees	$35,000	$20,000	$9,000

Audit fees are for professional services rendered in connection with the audit of the Company’s annual financial statements, the review of its quarterly financial statements and the restatements of the years 2003 and 2004 as A Development Stage Company. No other services were provided by Demetrius & Company, LLC.

The Company has no Audit Committee.

PART IV

ITEM 15—EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)           (1) Financial Statements

Consolidated balance sheets as of December 31, 2005 and 2004

Consolidated statement of operations and deficit for the periods ended December 31, 2005, 2004 and 2003

Consolidated statement of cash flows for the periods ended December 31, 2005, 2004 and 2003

Consolidated statement of changes in stockholders equity the years ended December 31, 2005, 2004 and 2003

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

10.3

Three (3) year lease with Police Benevolent Association (PBA) of Nassau County for office space at 185 Willis Avenue, Mineola, NY 11501 ending June 30, 2006 for approximately two thousand three hundred (2,300) square feet for two thousand five hundred dollars ($2,500) per month.

21.1	Subsidiaries of the Registrant:

Video Wagering Systems Corporation
Roulabette™ Nevada Corporation
Kenilworth Systems Nevada Corporation
Kenilworth U.K. Ltd.
Kenilworth Satellite Broadcasting Corporation, a Delaware Corporation Satellite Gaming Consulants, Inc. a
Delaware Corporation

23.1	Consent of Demetrius & Company, LLC. Independent Auditor, when provided.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

REPORT ON FORM 8-K

On June 29, 2005 the Company reported on FORM 8-K:

ITEM 8.01   OTHER EVENTS

On June 27, 2005 Kenilworth Systems Corporation entered into an exclusive one (1) year Consulting Contract with Alfred J. Luciani, Esq. starting July 1, 2005.  Mr. Luciani is an authority in Native American casino regulations and “MegaBingo”, a linked, multi-state on-reservation bingo game offered by Native American casinos.  He will head the Company’s planned project to bring live in-progress “casino table game tournaments” from and between Native American on-reservation casinos.

On July 13, 2005 the Company reported on FORM 8-K:

ITEM 4.02   NON-RELIANCE ON PREVIOUSLY ISSUED FINANCIAL STATEMENTS

On June 17, 2005, Officers of the Company determined that the Company should restate its previously issued consolidated balance sheets, statements of operations and statements of cash flows for the fiscal years ended December 31, 2004, December 31, 2003 and December 31, 2002, the three month period ended March 31, 2005, and each of the three quarters in the periods ending September 30, 2004, September 30, 2003 and September 30, 2002, and concluded that such previously issued financial statements should no longer be relied upon.

In order to address comments from the staff (the “Staff”) of the Securities and Exchange Commission (“SEC”) in connection with the Staff’s review of the Company’s periodic filings, the Officers concluded that the Company should make these necessary restatements.

The financial statements were changed in response to the comment from the SEC to file the Company’s financials as a “Development Stage Company” from the period beginning November 24, 1998 to December 31, 2004.

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

The Company has filed an amended Annual Report on Form 10-K for the year ended December 31, 2004 and will file amended Annual Reports on Form 10-K for the years ended December 31, 2003 and December 31, 2002 and amended Quarterly Reports on Form 10-Q for the quarter ended March 31, 2005, and each of the three quarters in the periods ending September 30, 2004, September 30, 2003 and September 30, 2002 with the SEC which will include the restated financial statements including related disclosures.

On June 17, 2005, the Company’s Officers discussed with Demetrius & Company, L.L.C., the Company’s independent registered public accounting firm, the matters disclosed in this Current Report on Form 8-K.

On September 13, 2005 the Company reported on FORM 8-K:

ITEM 5.02 (d)     DEPARTURE OF DIRECTORS OR PRINCIPAL OFFICERS; ELECTION OF DIRECTORS; APPOINTMENT OF PRINCIPAL OFFICERS.

At the Annual Meeting of shareholders of Kenilworth Systems Corporation held on September 13, 2005 and the submission to shareholders of a proxy statement filed, Herbert Lindo, Gino Scotto, Maureen Plovnick, Patrick Mc Devitt, Joyce Clark, Kit Wong and Paul Nusbaum were elected directors of the company.  Thereafter, the Board of Directors, as authorized by Article 2, Section 2 of the Company’s By-Laws, approved an increase in the Board of Directors from seven (7) to nine (9) directors.  Pursuant then to Article 2, Section 6 of the Company’s By-Laws, the Board of Directors then elected Alfred J. Luciani and David Satterfield to fill the two (2) new seats.

In addition thereto, each of the two (2) new directors will be issued one million (1,000,000) shares of the Company’s unregistered (restricted) stock.  Alfred J. Luciani, an attorney, entered into a Consulting Agreement with Kenilworth on July 1, 2005 pursuant to which he is to be compensated at the rate of $5,000 per month, with an additional $5,000 per month accrued and issued one million (1,000,000) shares of the Company’s unregistered (restricted) stock every six (6) months.

On November 22, 2005 the Company reported on FORM 8-K:

ITEM 5.02        DEPARTURE OF DIRECTORS OR PRINCIPAL OFFICERS; ELECTION OF DIRECTORS; APPOINTMENT OF PRINCIPAL OFFICERS

(b)  On November 21, 2005 Kenilworth Systems Corporation received a notice of resignation dated November 20, 2005 from Gino Scotto, Chief Executive Officer and a Director pursuant to which he resigned any and all positions held by him with Kenilworth Systems Corporation.  On November 21, 2005 Andrew Hirko resigned as Senior Vice President.

(c)  Herbert Lindo on November 21, 2005, assumed the position of Chief Executive Officer.  Herbert Lindo, age 80, also holds the position of President, Chairman, Chief Financial Officer and Treasurer of Kenilworth Systems Corporation.  He has served as an Officer, Director and President of the Company since 1972 during which period he has devoted his full time to the affairs of the Company.  The appointment still requires the approval of the Board of Directors.  Herbert Lindo was previously married to Joyce Clark, a Director of the Company.  Mr. Lindo has no written agreements with the Company.

At the Company’s Annual Shareholder’s Meeting held on September 13, 2005, the Shareholders ratified the issuance of 25,000,000 shares of the Company’s Common Stock to Herbert Lindo, the Inventor of two (2) additional patents assigned to Kenilworth.

On December 9, 2005 the Company reported on FORM 8-K:

ITEM 5.02              DEPARTURE OF DIRECTORS OR PRINCIPAL OFFICERS; ELECTION OF DIRECTORS;
 APPOINTMENT OF PRINCIPAL OFFICERS

(b) On December 9, 2005, Mrs. Maureen Plovnick, a Director of the Company and Corporate Secretary of Kenilworth and all of its wholly owned subsidiaries has temporarily resigned pursuant to Mrs. Plovnick’s letter of resignation which she discussed with Mr. Lindo, Chairman, for several days before submitting same.  Mrs. Plovnick continues her employ with the Company as Mr. Lindo’s personal secretary.

On December 27, 2005 the Company reported on FORM 8-K:

ITEM 5.02              DEPARTURE OF DIRECTORS OR PRINCIPAL OFFICERS; ELECTION OF DIRECTORS;
 APPOINTMENT OF PRINCIPAL OFFICERS

(b) On Monday, December 19, 2005, via email, Alfred J. Luciani, Esq. notified Kenilworth Systems Corporation (“Kenilworth” or the “Company”) that he wishes to resign from the Board of Directors for the reason he stated in his email.

On December 21, 2005, the Company, via Certified Mail — Return Receipt Requested, responded to Mr. Luciani’s email by accepting his resignation and advising Mr. Luciani, in a Letter Agreement, which based on the reason for his resignation, the Company must terminate his consideration payable for his consulting services, proportionately, as at December 19, 2005.

On December 27, 2005, the Company received the Company’s Letter Agreement in which Mr. Luciani agreed to terminate his consulting services with the Company.

Mr. Edward Vietmeier, a professional golfer who owns 1,583,097 Common Shares of Kenilworth, has agreed to replace Mr. Luciani on the Board of Directors, which will take place at a scheduled Board Meeting to be held on or about January 10, 2006.  The majority of the Board Members must first elect Mr. Vietmeier at the proposed Board meeting pursuant to Kenilworth’s By-Laws.

The By-Laws of Kenilworth, a New York Corporation, requires a minimum of three (3) and a maximum of fifteen (15) Directors.  With the election of Mr. Vietmeier, if approved, the Company will have seven (7) Directors.

THIS PAGE INTENTIONALLY LEFT BLANK

KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31,

	2005	2004
	Unaudited	Audited
ASSETS
CURRENT ASSETS
Cash	$5,495	$5
Prepaid expenses	280,000	93,750
Loan receivable—including from stockholders	26,300	—

Total current assets	311,795	93,755

PROPERTY AND EQUIPMENT—NET	49,010	36,863

PATENT COSTS—NET	76,763	68,763

SECURITY DEPOSIT	9,422	4,250

TOTAL ASSETS	$446,990	$203,631

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$224,842	$218,772
Payroll taxes payable	43,878	59,522
Loans payable—stockholders	—	10,000
Loans payable—automobile	2,820	25,120

Total current liabilities	271,540	313,414

COMMITMENTS AND CONTINGENCY- see notes

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock - par value $.01 per share; authorized 2,000,000 shares; no shares issued and outstanding	—	—
Common stock - par value $.01 per share; authorized 500,000,000 shares; issued and outstanding 200,036,249 and 137,551,245 shares, respectively	2,000,362	1,375,512
Additional paid-in capital	29,859,456	26,468,771
Less: stock subscriptions receivable	—	(15,000
Accumulated deficit	(31,894,818)	(27,939,066)

TOTAL EQUITY’ EQUITY	175,450	(109,783)

TOTAL LIABILITIES AND EQUITY’ EQUITY	$446,990	$203,631

The accompanying notes are an integral part of these consolidated financial statements.

KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

				Period from
				November 24, 1998
	Years ended	Years ended	Years ended	to
	December 31, 2005	December 31, 2004	December 31, 2003	December 31, 2005
		Restated	Restated	Restated
Expenses
Selling, general and administrative	$3,815,302	$1,488,716	$474,193	$5,778,211

Other income (expenses)
Interest income	—	121	113	922
Interest expense	—	(371,701)	(294,149)	(757,250)

Total other income (expense)	0	(371,580)	(294,036)	(756,328)

Net loss	$(3,815,302)	$(1,860,296)	$(768,229)	$(3,559,947)

Basic and diluted loss per share	$(0.02)	$(0.01)	$(0.01)	$(0.04)

Weighted average number of shares outstanding	200,036,246	124,364,335	99,087,628	80,202,501

The accompanying notes are an integral part of these consolidated financial statements.

KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

				Period from
				November 24, 1998
	Years ended	Years ended	Years ended	to
	December 31, 2005	December 31, 2004	December 31, 2003	December 31, 2005
	Restated	Restated	Restated
Cash flows from operating activities
Net loss	$(3,815,302)	$(1,860,296)	$(768,229)	$(5,780,380)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	13,205	9,647	1,588	29,809
Amortization of patent	7,552	5,745	2,131	22,980
Accretion of convertible debt discount	—	—	41,533	72,656
Beneficial conversion feature	556,653	368,640	188,191	1,113,484
Common stock issued for services	1,723,000	855,449	78,956	2,920,564
Common stock issued to induce debt conversion	776,250	—	63,276	839,526
Common stock issued for interest due on notes payable	—	—	—	8,501
Accrued interest transferred to capital	—	3,048	1,161	4,209
Other		—	—	21,100
Increase (decrease) in cash attributable to changes in assets and liabilities:
Prepaid expenses	(280,000)	(93,750)	—	(280,000)
Accounts payable and accrued expenses	271,540	87,458	9,950	218,772
Payroll taxes payable	43,878	24,056	1,962	59,522

Net cash used in operating activities	(1,289,446)	(600,003)	(379,481)	(1,368,520)

Cash flows from investing activities
Payment of loan receivable—stockholder	—	—	(4,000)	(4,000)
Proceeds from loan receivable—stockholder	20,000	4,000	—	4,000
Payment of patent costs	(8,000)	(17,602)	(42,490)	(66,639)
Purchase of property and equipment	(12,147)	(42,128)	—	(58,567)
Security deposit	(9,422	(4,250)	—	(9,422)

Net cash used in investing activities	(9,569)	(59,980)	(46,490)	(129,456)

Cash flows from financing activities
Proceeds from loans payable—stockholders	—	—	—	60,000
Repayment of loans payable-stockholders	—	—	—	(10,000)
Proceeds from loans payable—related parties	—	—	70,976	141,137
Repayment of loans payable—related parties	—	(112,017)	—	(116,017)
Proceeds from convertible notes payable	1,723,000	652,000	305,000	1,275,361
Proceeds from sale of common stock	—	95,000	10,000	122,500
Proceeds from stock subscriptions receivable	—	25,000	—	25,000

Net cash provided by financing activities	423,554	659,983	425,976	1,497,981

Net change in cash		—	5	5
Cash—beginning of year	5	5	—	—

Cash—end of year	$5,495	$5	$5	$5,495

Supplemental disclosure of non-cash activities:

Common stock issued for patent costs	$—	$—	$—	$10,000
Exchange of loans payable for convertible notes payable	$—	$15,000	$25,000	$50,000
Conversion of notes payable to common stock	$1,723,000	$682,000	$384,000	$2,986,500
Cancellation of stock subscriptions receivable	$—	$29,000	$—	$29,000
Common stock issued for subscriptions receivable	$—	$15,000	$54,000	$71,500

The accompanying notes are an integral part of these consolidated financial statements.

KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS
OF CHANGES IN STOCKHOLDERS’ DEFICIT

					Deficit
					Accumulated
	Common Stock		Additional	Stock	During the
		Par	Paid-in	Subscriptions	Development	Stockholders’
	Shares	Value	Capital	Receivable	Stage	Deficit

Balances — January 1, 2003 Restated	89,304,589	893,046	24,208,983	—	(25,310,541)	(208,512)

Common stock issued for services	7,895,558	78,956	—	—	—	78,956

Sale of common stock	180,000	1,800	8,200	—	—	10,000

Common stock issued in connection with convertible notes	465,000	4,650	36,883	—	—	41,533

Accrued interest on convertible notes transferred to capital upon conversion	—	—	1,161	—	—	1,161

Conversion of notes payable to common stock	6,081,447	60,814	323,186	—	—	384,000

Common stock issued as inducements to convert notes payable	462,000	4,620	58,656	—	—	63,276

Value attributed to beneficial conversion feature of convertible notes	—	—	188,191	—	—	188,191

Common stock issued for subscriptions receivable	—	—	—	(54,000)	—	(54,000)

Net loss accumulated during the development stage	—	—	—	—	(768,229)	(768,229)

Balances - December 31, 2003 Restated	104,388,594	1,043,886	24,825,260	(54,000)	(26,078,770)	(263,624)

Common stock issued for stock subscription receivable	(15,000)	(15,000)

Receipt of stock subscription receivable	—	—	—	25,000	—	25,000

Cancellation of stock subscription receivable	—	—	(29,000)	29,000	—	—

Common stock issued for services	17,072,651	170,726	684,723	—	—	855,449

Sale of common stock	2,350,000	23,500	71,500	—	—	95,000

Accrued interest on convertible notes transferred to capital upon conversion	—	—	3,048	—	—	3,048

Conversion of notes payable to common stock	13,740,000	137,400	544,600	—	—	682,000

Value attributed to beneficial conversion feature of convertible notes	—	—	368,640	—	—	368,640

Net loss accumulated during the development stage	—	—	—	—	(1,860,296)	(1,860,296)

Balances - December 31, 2004	137,551,245	$1,375,512	$26,468,771	$(15,000)	$(27,939,066)	$(109,783)

Common stock issued for services	45,885,000	458,850	2,808,825	2,114,825

Common stock issued in connection with convertible notes	15,428,000	154,280	539,980	694,260

Sale of common stock	1,172,001	11,720	41,880	52,724

Net loss accumulated during the development stage	(5,675,598)	(5,675,598)
Balances — December 1, 2005	200,036,246	$2,000,362	$29,859,456	$(15,000)	$(33,614,664)	$(33,614,664)

The accompanying notes are an integral part of these consolidated financial statements.

KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - THE COMPANY AND NATURE OF BUSINESS

Kenilworth Systems Corporation (the “Company”) was incorporated in New York in April 1968 and is currently engaged in the development and eventual by outsourcing the manufacture the terminals that will permit individuals to play along with live in-progress casino table games at locations outside the casino confines (remote locations).  Games will be available via TV simulcast of digital satellite and digital cable broadcasts to individuals at homes and offices and wherever television sets are located around the world.  The Company’s proposed business is in the development stage and planned principal operations have not yet fully commenced.  Successful execution of its business plan is dependent up such factors as: the ability to raise substantial capital and assemble a skilled and experienced management team, obtaining regulatory approval from gaming authorities and other governmental bodies, customer acceptance of a new experience in casino gaming, and technological feasibility.

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

If initial testing is successful, the second step is to obtain, as required, the appropriate licenses from gaming control regulators in the various venues the Company intends to offer its system. Upon successful licensing, the Company intends to seek financing from banking sources for the manufacture of a microprocessor that will be installed in digital set top boxes and digital cable boxes, when necessary.  These appliances will then be able to convert an ordinary television set into a computer terminal using the TV set as the monitor for remote casino game play and wagering. This technology is protected by the Company’s recently issued patents (see Note 6).

The accompanying financial statements have been prepared assuming the Company is a going concern and do not reflect adjustments, if any that would be necessary if the Company were not a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The consolidated financial statements include the accounts of Kenilworth Systems Corporation and its wholly owned subsidiaries: Video Wagering Systems Corporation, Roulabette™ Nevada Corporation, Kenilworth Systems Nevada Corporation, Kenilworth U.K. Ltd. and Kenilworth Satellite Broadcasting Corporation, Satellite Gaming Consultants, Inc., both Delaware Corporations. None of the subsidiaries has any significant assets or liabilities.

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

KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Cash and cash equivalents

The Company considers all highly liquid debt instruments with an original maturity of three months or less when purchased to be cash equivalents.  There were no cash equivalents at December 31, 2005 and 2004.

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

Fair value of financial instruments

Financial instruments reported in the balance sheet consist of accounts payable and loans payable, the carrying value of which approximated fair value at December 31, 2005 and 2004.  The fair value of the financial instruments disclosed are not necessarily representative of the amount that could be realized or settled nor does the fair value amount consider the tax consequences of realization or settlement.

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

KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Loss per share

Basic loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding, plus the weighted average number of net shares that would be issued upon the exercise or conversion of dilutive securities, such as stock options and warrants, and convertible debt.  There were no dilutive securities outstanding as of December 31, 2005, 2004 and 2003.  Accordingly, diluted loss per share for 2005, 2004 and 2003 is the same as basic loss per share.

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

NOTE 4 - PREPAID EXPENSES

Prepaid expenses consist of the unamortized value of stock issued to directors for the twelve-month service period ending September 30, 2006.  The balance will be amortized on a straight-line basis over the remaining term.

KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	2005	2004

Office equipment	$18,800	$13,827
Leasehold improvements	21,000	16,640
Furniture and fixtures, automobile	35,620	19,601

	75,420	50,068
Less: Accumulated amortization	26,410	13,205

Total property and equipment, net	$49,010	$36,863

NOTE 6 - PATENT

The Company owns a patent for technology that will enable it to provide real-time transmission of roulette and other game play from live tables at a casino facility.  Costs incurred in connection with the submission and approval of the patent application have been capitalized.  A U.S. patent was awarded in June 2003.  The Company is amortizing patent costs of $76,639 on a straight-line basis over a fifteen-year period.  Amortization expense for the years ended December 31, 2005 and 2004 was $5,745, and $2,131, respectively.  The net for 2005 was increased for patent maintenance costs.

NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	2005	2004

Legal and other professional fees	$22,137	$180,061
Book overdraft	—	11,875
Other	481,940	26,836

	$504,077	$218,772

At December 31, 2005 and 2004, the Company also owed payroll tax liabilities of approximately $43,313 and $49,000, plus estimated statutory charges of $15,000 and $11,000, respectively.

NOTE 8 - LOANS PAYABLE

2004:

Related parties

The Company’s CEO has advanced funds of $23,170 as of December 31, 2004.  A board director has also loaned the Company $1,950.  Both loans are due on demand, unsecured and noninterest-bearing.  The loans were repaid by the Company in 2005.

KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

NOTE 9 - CONVERTIBLE PROMISSORY NOTES

During 2005, 2004 and 2003, respectively, the Company sold to various private investors $776,250, $652,000 and $305,000 principal amount of Convertible Promissory Notes bearing interest at rates ranging from 4.00% to 10.00% per annum.  The Notes had a one-year term and were immediately convertible at the option of the noteholder into shares of restricted common stock based on conversion prices ranging from $.05 per share.  All Notes issued in 2005, 2004 and 2003 were converted into a total of 15,525,000, 13,740,000 and 6,081,447 common shares, respectively.  The issuance of the Notes gave rise to a beneficial conversion feature (BCF) in the amount of $368,640 in 2005, $188,191 in 2004 and $10,617 in 2003, reflecting the benefit of conversion prices that were below the market price of the Company’s common stock.  The BCF was charged in full to operations on the respective issuance dates of the Notes with an offsetting credit to additional paid-in capital.  The Company accounts for BCF under the recognition and measurement principles of Emerging Issues Task Force (EITF) 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios to Certain Convertible Instruments” and EITF-00-27, “Application of EITF Issue 98-5.

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

NOTE 10 - INCOME TAXES

The provision for income taxes consists of the following:

Years ended December 31,
	2005	2004	2003

Current:
Federal	$—	$—	$—
State	—	—	—
	—	—	—

Deferred:
Federal	—	—-	—
State	—	—	—
	—	—	—

Provision for income taxes	$—	$—	$—

KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The effective income tax rate differed from the U. S. federal statutory rate as follows:

	Years ended December 31,
	2005	2004	2003

Federal income tax benefit at statutory rate	$ N/A	$(486,000)	$(175,000)
State income taxes, net of federal benefit	N/A	(86,000)	(31,000)
Increase in valuation allowance	N/A	572,000	206,000

	$—	$—	$—

The difference between the U. S. federal tax rate and the Company’s effective tax rate in 2004, 2003 and 2002 is due primarily to changes in the valuation allowance related to the net deferred tax asset, offset by certain nondeductible expenses.

The major sources of temporary differences and their deferred tax effect are as follows:

Deferred tax assets:

	2005	2004

Net operating losses	$3,875,302	$1,142,000
Less: Valuation allowance	—	(1,142,000)

Net deferred tax assets	$3,815,302	$—

The benefits of net operating losses will not be recognized until management determines that realization is more likely than not to occur.  Accordingly, management has established a valuation allowance to offset the tax benefits of net operating losses for all periods presented.  At December 31, 2005, the Company had net operating loss carryforwards of approximately $2,850,000, expiring through 2024. Utilization of NOL carryforwards may be limited under various sections of the Internal Revenue Code depending on the nature of the Company’s operations.

NOTE 11 - COMMITMENT

Operating lease

The Company rents approximately 2,300 square feet of office space in Mineola, NY under a lease expiring in May 2006.  Annual rent is approximately $30,000, payable monthly.  The lease also requires the Company to pay its share of increases in real estate taxes, operating costs and repairs over the base year amounts.  The lease expires in May 2006.  Following is a schedule of minimum lease payments required under the lease.

Year ending December 31,

2006	$33,000
2007	35,000

Total	$68,000

KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Rent expense for the years ended December 31, 2005, 2004 and 2003 was $33,000, $27,000, and $37,000, respectively.

NOTE 12 - RELATED PARTY TRANSACTIONS

2004:

The Company paid $3,500 to an entity partially owned by its former CEO for services rendered during the year.

2002:

In November 2002, the Company issued 1,000,000 shares valued at $.01 per share to a relative of the Company’s CEO in payment of an outstanding balance for services valued at $10,000.

NOTE 13 - STOCKHOLDERS’ DEFICIT

Authorized shares

The Company is authorized to issue up to 500,000,000 shares of Common Stock and up to 2,000,000 shares of Preferred Stock.  Both classes have a par value of $.01 per share.  The rights and preferences of the preferred shares will be designated by the Board of Directors.

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

Common shares issued for services

2005: The Company issued approximately 110,000,000 restricted shares to investors and for services rendered for $1,859,300.

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

In August 2001, administrators of the Plan granted 5,000,000 NQSOs to Herbert Lindo, the Company’s President, and 500,000 NQSOs to Maureen Plovnick, an employee.  The options have a five-year term, an exercise price of $.15 per share and immediate vesting.  There have been no other Plan transactions since these grants.

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

The following table summarizes the annual consolidated statements of operations and balance sheet data for the periods indicated, giving effect to the restatement described above:

	Year Ended December 31,
	2004		2003		2002
	Previously Reported	Restated	Previously Reported	Restated	Previously Reported	Restated

STATEMENT OF OPERATIONS DATA
Selling, general and administrative	$1,434,361	$1,488,716	$832,168	$474,193	$660,289	$361,400
Interest income	—	121	—	113	—	81
Interest expense	—	(371,701)	—	(294,149)	—	(23,570)
Net loss	(1,434,361)	(1,860,296)	(832,168)	(768,229)	(660,289)	(384,889)
Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.008)	$(0.01)	$(0.007)	$(0.01)

	Year Ended December 31,
	2004		2003		2002
	Previously Reported	Restated	Previously Reported	Restated	Previously Reported	Restated

BALANCE SHEET DATA
Prepaid expenses	$198,300	$93,750	$187,500	$—	$232,544	$—
Loan receivable—stockholders	142,000	—	50,000	4,000	—	—
Total current assets	409,458	93,755	244,636	4,005	242,615	—
Patent—net	329,917	68,763	336,100	56,905	—	16,547
Total assets	789,795	203,631	593,038	65,292	255,878	22,517
Loans payable—related parties	—	25,120	—	137,137	—	66,161
Total current liabilities	180,107	313,414	274,346	328,916	107,458	231,029
Deficit accumulated during the development stage	(27,883,758)	(27,939,066)	(26,449,397)	(26,078,770)	(25,617,229)	(25,310,541)
Total stockholders’ equity (deficit)	609,688	(109,783)	318,692	(263,624)	148,420	(208,512)

NOTE 15 - SUBSEQUENT EVENTS

The Company through June 30, 2005 has issued 73,182,000 Restricted Shares for the conversion of Notes and issuance of shares for services rendered.  The total includes the issuance of 45,000,000 shares owed to Herbert Lindo, the Chairman and Chief Executive Officer.

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

PRIOR CONVICTION OF HERBERT LINDO

Herbert Lindo, the Chairman and CEO of Kenilworth, was convicted in 1993 on three (3) counts of having permitted three (3) banks located in the Upper Peninsula of Michigan to sell unregistered, legended, restricted Kenilworth shares pursuant to SEC Rule 144 prior to the bank having the then required two (2) year holding period. The sales took place in 1987 and 1988. Mr. Lindo was found not guilty of conspiring to sell unregistered securities which was not met, pursuant to SEC Rule 144. The Securities and Exchange Commission did not enter into the case. The indictments were brought by the U.S. Attorney of the Western District of Michigan. Mr. Lindo was sentenced to one thousand (1,000) hours of community service, fifteen (15) months house arrest, and fined six hundred thousand dollars ($600,000).

In 1992, the holding period for exemption pursuant to Rule 144 was reduced to one (1) year. The changed Rule did not apply to the 1987-88 sales. No one lost any money and Kenilworth had received fair value for the pledged securities. The government never charged Mr. Lindo with fraud. Mr. Lindo claimed he had no knowledge of the sales by the banks.

Because of this conviction, Herbert Lindo is likely not to be found suitable by any Casino Control Commission or other regulatory body to hold licenses. When the time to apply for licensing Roulabette™ arrives, Mr. Lindo will resign totally from Kenilworth and place his Kenilworth shares into a voting trust. Until that time, Herbert Lindo believes that he is best suited to manage the post bankruptcy reorganization and to transform Kenilworth into a viable business.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KENILWORTH SYSTEMS CORPORATION

By:	/s/ HERBERT LINDO
Herbert Lindo

CHAIRMAN AND CHIEF FINANCIAL OFFICER

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ HERBERT LINDO	Director	August 25, 2006
Herbert Lindo

/s/ JOYCE CLARK	Director	August 25, 2006
Joyce Clark

/s/ KIT WONG	Director	August 25, 2006
Kit Wong

/s/ PAUL NUSBAUM	Director	August 25, 2006
Paul Nusbaum

/s/ DAVID SATTERFIELD	Director	August 25, 2006
David Satterfield

/s/ PATRICK J. MCDEVITT	Director	August 25, 2006
Patrick J. McDevitt

/s/ EDWARD VIETMEIER	Director	August 25, 2006
Edward Vietmeier