Form 10-Q
period 2006-03-31
KENILWORTH SYSTEMS CORP
filed 2006-08-31
CIK 55234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 OR 15(D) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

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

The number of shares of common stock, $.01 par value of the Registrant outstanding as of March 31, 2006 was 226,606,679.

 Table of Contents

KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

INDEX

Part I.	Financial Information

Item 1.	Financial Statements	4

	Condensed Consolidated Balance Sheets (unaudited) - March 31, 2006 and December 31, 2005	4

	Condensed Consolidated Statements of Operation and Deficit (unaudited) - Three months ended March 31, 2006 and 2005, and the period from inception, as a Development Stage Company, to March 31, 2006	5

	Condensed Consolidated Statements of Cash Flows (unaudited) - Three months ended March 31, 2006 and 2005, and the period from inception, as a Development Stage Company, to March 31, 2006	6

	Condensed Notes to Consolidated Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Part II.	Other Information	14

Item 1.	Legal Proceedings	14

Item 6.	Exhibits	14

Signature		15

FORWARD LOOKING STATEMENTS

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

RISKS

Specific reference is made to each of the risks described in Item 7 of the Form 10-K/A Amendment No. 1 for December 31, 2005 under the discussion “Cautionary Statement For Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995 and Risk Factors”. Reference is also made to future filings under Forms 10-Q and Forms 10-K and filings under the Securities Exchange Act of 1934 as amended and as may be applicable under the Securities Act of 1933 as amended.

INTRODUCTORY NOTE

This FORM 10-Q is being filed as a “Development Stage Company” from the period beginning November 24, 1998 to the present at March 31, 2006, including a charge in the amount of $4,256,926, which was the amount the Company disbursed on September 28, 1998 to be discharged from Chapter 7 Bankruptcy Proceedings.

d) The Company issued 137,302,093 shares of its Restricted Common Stock since January 1, 2002.  All of the shares may have the restrictions lifted pursuant to Rule 144 and 144K within one (1) or two (2) years which may substantially depress the trading price of the Company’s Stock in the future.

During the three (3) month period ended September 30, 2005, the Company expensed the 25,000,000 shares to be issued to Herbert Lindo, the Chairman, CEO and Chief Financial Officer at the rate of $0.05 per share.  At the Shareholders Meeting held on September 13, 2005, the Shareholders approved the issuance of 25,000,000 shares to Herbert Lindo.

At the Shareholders Meeting held on May 28, 2003, the Shareholders approved the issuance of 20,000,000 shares to be issued to Herbert Lindo the Chairman and President of the Company.  Unlike the 25,000,000 shares issuable to Herbert Lindo, which were expensed, the 20,000,000 shares were not expensed.

Herbert Lindo requested to have the 45,000,000 shares issued during the period ended March 31, 2006.  The Company expensed the 20,000,000 shares during the period at the rate of $0.015 per share, which amounted to a reduced capital adjustment of 53,652 instead of $303,652.

During the period ended March 31, 2006, the Company made certain adjustments to the number of shares outstanding which did not require capital changes.

KENILWORTH SYSTEMS CORPORATION
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

	March 31, 2006	December 31, 2005

ASSETS
CURRENT ASSETS
Cash	$3,777	$5,495
Prepaid expenses	160,000	280,000
Loan receivable — including from stockholders	26,300	26,300
Total current assets	190,077	311,795
PROPERTY AND EQUIPMENT — NET	49,010	49,010
PATENT REGISTRATION COSTS	78,552	76,763
SECURITY DEPOSIT	9,422	9,422
Total assets	$327,061	$446,990
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$173,868	$224,842
Payroll taxes payable and accrued expenses	87,756	43,878
Loans payable — automobile	705	2,820
Total current liabilities	262,329	271,540
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock - par value $.01 per share; authorized 2,000,000 shares; no shares issued and outstanding
Common stock - par value $.01 per share; authorized 500,000,000 shares; issued and outstanding 226,606,679 and 142,126,245 shares, respectively	2,266,066	2,000,362
Additional paid-in capital	29,913,108	29,859,456
Accumulated deficit	(32,243,906)	(31,894,818)
Total stockholders’ equity	64,732	175,450
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$327,061	$446,990

The accompanying notes are an integral part of these financial statements.

KENILWORTH SYSTEMS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
ACCUMULATED DURING DEVELOPMENT STAGE
FOR THE THREE MONTHS ENDED MARCH 31,
(Unaudited)

	Three months ended March 31,		Period from November 24, 1998 to
	2006	2005	March 31, 2006
Revenues
Sales	0	0	0

Expenses
Selling, general and administrative	$349,088	$161,303	$8,449,455

Other income (expenses)
Interest income	—	—	922
Interest expense	—	(54,062)	(811,312)

Total other income (expense)	—	(54,062)	(810,390)

Net loss	$(349,088)	$(215,365)	$(8,449,455)

Basic and diluted loss per share	(0.0016)	(0.002)

Weighted average number of shares outstanding	213,321,462	139,838,745

KENILWORTH SYSTEMS CORPORATION
AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months ended March 31		Period from November 24, 1998 to
	2006	2005	March 31, 2006
Cash flows from operating activities
Net loss	$(349,088)	$(215,365)	$(4,124,400)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	3,301	3,236	23,141
Amortization of patent	1,888	1,323	11,087
Accretion of convertible debt discount	—	—	72,656
Beneficial conversion feature	—	54,000	669,097
Common stock issued for services	6,500,000	51,096	7,748,660
Common stock issued to induce debt conversion	6,082,000	—	6,145,276
Common stock issued for interest due on notes payable	—	—	8,501
Accrued interest transferred to capital	—	61	4,270
Other		—	21,100
Increase (decrease) in cash attributable to changes in assets and liabilities:
Prepaid expenses	160,000	31,250	153,750
Loan receivable - employee	(6,300)	(1,800)	(6,300)
Accounts payable and accrued expenses	(173,868)	(104,274)	184,092
Payroll taxes payable	87,756	18,139	87,756

Net cash used in operating activities	(374,669)	(162,334)	(374,669)

Cash flows from investing activities
Payment of loan receivable-stockholder	—	—	(4,000)
Proceeds from loan receivable-stockholder	—	—	4,000
Payment of patent costs	(7,200)	(387)	(67,026)
Purchase of property and equipment		—	(58,567)
Security deposit	(9,422)	—	(4,250)

Net cash used in investing activities	16,622	(387)	(113,221)

Cash flows from financing activities
Proceeds from loans payable - stockholders	—	25,000	85,000
Payment of loans payable - stockholders	—	—	(10,000)
Proceeds from loans payable - related parties	—	13,000	154,137
Repayment of loans payable - related parties	—	(21,950)	(137,967)
Proceeds from convertible notes payable		125,000	1,400,361
Proceeds from sale of common stock	325,000	10,000	457,600
Proceeds from stock subscriptions receivable	154,000	15,000	40,000

Net cash provided by financing activities	64,732	166,050	1,728,763

Net change in cash		3,329	3,334

Cash - beginning of period	3,334	5	—

Cash - end of period	$3,777	$3,334	$3,334

Supplemental disclosure of non-cash activities:
Common stock issued for patent costs	$—	$—	$10,000
Exchange of loans payable for convertible notes payable	$—	$—	$50,000
Conversion of notes payable to common stock	$—	$125,000	$1,388,500
Conversion of loan payable - related party to common stock	$—	$16,170	$16,170
Cancellation of stock subscriptions receivable	$—	$—	$29,000
Common stock issued for subscriptions receivable	$20,000	$—	$71,500

The accompanying notes are an integral part of these financial statements.

KENILWORTH SYSTEMS CORPORATION
AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Kenilworth Systems Corporation and subsidiaries (“Kenilworth”) beginning as of January 1, 2006 contain all adjustments (consisting of only normal accruals) necessary to present fairly the consolidated balance sheets as of March 31, 2006 and December 31, 2005 and the related statements of operations and cash flows for the three (3) month periods ended March 31, 2006 and 2005.  These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on FORM 10-K, restated as a Development Stage Company, filed with the Securities and Exchange Commission on August 28, 2006.

The results of operations for the three (3) month period ended March 31, 2006 are not necessarily indicative of the results for the entire year ending December 31, 2006.

NOTE 2 - THE COMPANY AND NATURE OF BUSINESS

Kenilworth Systems Corporation (the “Company”) was incorporated in New York in April 1968 and since emerging from bankruptcy proceedings now plans to be engaged in the business of developing and having terminals and other equipment manufactured and design systems that permit individuals from remote locations, to play along with live in progress casino table games via TV (simulcast) satellite and Internet cable broadcast around the world.

The Company was in bankruptcy proceedings under Chapter 7 and 11 of the Bankruptcy Code for the period from August 28, 1982 through September 28, 1998. The Company ceased all operations, between February 2, 1991 through September 28, 1998.

NOTE 3 - PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Kenilworth Systems Corporation and its wholly owned subsidiaries: Video Wagering Systems Corporation, Roulabette™ Nevada Corporation, Kenilworth Systems Nevada Corporation, Kenilworth Systems (UK) Limited, Kenilworth Satellite Broadcasting Corporation (a Delaware Corporation) and Satellite Gaming Consultants, Inc. (a Delaware Corporation). None of these subsidiaries has any assets or liabilities, except Satellite Gaming Consultants, Inc.

NOTE 4 - GOING CONCERN UNCERTAINTY

As indicated in Note 2, the Company emerged from Chapter 7 in September 1998 and has not yet commenced revenue producing operations. These factors create uncertainty as to the Company’s ability to operate as a going-concern and continue in business. Management plans to develop a wagering system that allows casino patrons and individuals outside the casino to play along remotely with live in-progress casino table games. The Company plans to obtain the necessary funding by offering its Common Stock, Senior Cumulative Convertible Preferred Shares and/or continue to sell Convertible Promissory Notes in private placements. There can be no assurances the Company can be successful in obtaining such financing.

The accompanying financial statements have been prepared assuming the Company is a going-concern and do not reflect adjustments, if any that would be necessary if the Company were not a going-concern.

NOTE 5 - CONVERTIBLE PROMISSORY NOTES

During the quarters ended March 31, 2006 and March 31, 2005 respectively, the Company sold to various private investors $154,000 and $125,000 principal amount of Convertible Promissory Notes bearing interest at rates ranging from 4.00% to 8.00% per annum.  The Notes had a one-year term and were immediately convertible at the option of the noteholder into shares of restricted common stock based on conversion prices ranging from $.05 to $.10 per share.  All Notes issued in the quarters ended March 31, 2006 and March 31, 2005 were converted into a total of 12,582,000 and 2,500,000 common shares, respectively.

NOTE 6 - NON CASH TRANSACTIONS

Common shares issued for services

2006:

The Company issued 26,500,000 shares as compensation for services rendered during the first quarter period ended March 31, 2006.  The services were valued at $403,662.

2005:

The Company issued 1,175,000 shares as compensation for services rendered during the first quarter period ended March 31, 2005.  The services were valued at $51,096.

NOTE 7 - SUBSEQUENT EVENTS

Subsequent to March 31, 2006, the Company raised an additional $105,000 from the sale of Convertible Promissory Notes.

In April 2006, the Company entered into a consulting agreement for a one-year term.  As additional compensation, the consultants received 2,000,000 shares of restricted common stock upon signing.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Since we emerged from bankruptcy proceedings on September 23, 1998 we have had no revenues from operations. We sustained substantial losses from general administrative expenses amounting of $3,815,302 and $768,229 in year 2005 and 2004 and for the three-months ended March 31, 2006 we sustained losses amounting to $349,088 compared to a loss of $215,365 for the quarter ending March 31, 2004. Kenilworth has had no revenues from operations during the past fourteen (14) years and there can be no assurances that it will ever have revenues from present planned operations.

LIQUIDITY AND CAPITAL RESOURCES

Our present plans are to develop a wagering system dubbed “Roulabette™” that would allow patrons in the industrialized world to play and wager on live in-progress simulcast casino table games on TV’s placed in hotels, resorts, bars and other public gathering places and in homes and offices on personal computers (PC’s) or television sets connected to set top boxes for Interactive TV via digital satellite, digital cable and Internet broadcasts emanating from strictly regulated casinos.

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

Employing the latest encrypted satellite and cable technology and placing television cameras in strategic locations above the casino table games, without disrupting the normal game-monitoring activities, (a separate control room would direct the various camera angles), and transmitting the table games over the digital satellite, digital cable and Internet networks to television sets (“TV’s”), which become a platform for playing along with the casino games wherever TV’s are located.

Kenilworth titled the overall project “Roulabette™”.  There are 120 million TV subscribers in the United States and more than 300 million subscribers throughout the rest of the world (“The Market”).  On average, households in the U.S. have 2 ½ TV’s.  (It is important since the satellite and cable companies will charge a separate fee for transmitting the table games).  Public gathering places can accommodate (be able to network) up to 200 TV sets with a simple satellite receiving dish or direct cable connections.  With wagering possible in homes, hotel rooms, resort rooms, pubs, restaurants, race tracks and other public gathering places the Company believes will become a more than $500 billion net win Market within five (5) years (2011) throughout the industrialized world.

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

In States and foreign countries that designate exclusively lottery proceeds to school and their teachers it is a welcome contribution.  It also will help close budget gaps.

In addition, throughout the United States there are five hundred (500) facilities that simulcast live in-progress horse/dog races.  At all facilities there are several large TV screens that show the races from the different tracks with general theater type seating for patrons and at private cubicles with television sets outfitted with touch screens.  The cubicles rent for additional fees.  After players open an account and select pin numbers, they can watch each race offered on the different tracks on the TV and place wagers on the different races by simply changing channels.  The players may also watch sporting events, the news, the Stock market reports, and in the near future Roulabette™, live, in-progress casino table games.  The simulcast centers have their own databases to manage the cash deposit and pay winnings on the horse/dog races and will be able to manage the casino games, on the same methods as the lotteries will manage Roulabette™.  With fifty to one hundred fifty (50-150) private TV’s, available in simulcast centers, especially at night, when fewer tracks are operating.

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

Where authorized, hotels, resorts clubs and other public gathering places will be able to offer casino table game action in their establishments without incurring the costs to operate a casino. The Roulabette™ Slot is expected to offer an alternative to slot machine players. There are now believed to be more than ten (10) million slot machines played throughout the world.

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

Project Roulabette™ is a concept intended to be developed and there can be no assurances that it will ever be developed successfully.  The Patented microprocessors to be installed in the TV set top boxes or the Television set directly have not been designed.  We have as at March 31, 2006, no firm developed agreement, customers except our agreement with the Philippines Amusement and Gaming Corporation (PAGCOR) for proposals submitted for future business and there can be no assurances that we will ever have same.

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

We have acquired the broadcast site for Roulabette™.  Now we have to obtain agreements for locations that will permit us to receive the broadcasts.  We are in an active search in Europe, including Eastern Europe, South America, China, India and the Pacific Rim nations.  We filed our patents in all of these jurisdictions.

PART II.
OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS:

None

Item 2.    CHANGE IN SECURITIES:

None

Item 3.    DEFAULT UPON SENIOR SECURITIES:

None

Item 4.    SUBMISSION OF A MATTER TO A VOTE OF SECURITIES HOLDERS:

None

Item 5.    OTHER INFORMATION:

The Company plans to hold its Annual Meeting of Shareholders in October/November 2006 or any adjournment thereof with proxy materials mailed to shareholders of record in September/October 2006 prior to the proposed meeting dates.

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
Herbert Lindo,
Chairman, Chief Executive Officer and Chief Financial Officer
August 30, 2006