Form 10-Q
period 2006-06-30
KENILWORTH SYSTEMS CORP
filed 2006-09-08
CIK 55234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 OR 15(D) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

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

The number of shares of common stock, $.01 par value of the Registrant outstanding as of June 30, 200 was 245,726,579.

Table of Contents

KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

FORWARD LOOKING STATMENTS

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

You should not rely on forward-looking statements in this Form 10-Q. This Form 10-Q contains forward-looking statements that involved risks and uncertainties. We use words such as “anticipates”, “believes”, “plans”, “expects”, “future”, “intends” and similar expressions to identify such forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-Q. Our actual results could differ materially from those anticipated in these forward-

looking statements for many reasons, including the risks faced by Kenilworth as described below and elsewhere in this Form 10-Q.

RISKS

Specific reference is made to each of the risks described in Item 7 of the Form 10-K for December 31, 2005 under the discussion “Cautionary Statement For Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995 and Risk Factors”. Reference is also made to future filings under Forms 10-Q and Forms 10-K and filings under the Securities Exchange Act of 1934 as amended and as may be applicable under the Securities Act of 1933 as amended.

INTRODUCTORY NOTE

This FORM 10-Q is being filed as a “Development Stage Company” from the period beginning November 24, 1998 to the present at June 30, 2006, including a charge in the amount of $4,256,926, which was the amount the Company disbursed on September 28, 1998 to be discharged from Chapter 7 Bankruptcy Proceedings.

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

During the quarter period ended June 30, 2006 the Company issued restricted common shares for conversion of Convertible Promissory Notes and to consultants in settlement of debt, 19,199,900 shares for $438,493.

KENILWORTH SYSTEMS CORPORATION
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2006	December 31, 2005

ASSETS
CURRENT ASSETS
Cash	$9,611	$5,495
Prepaid expenses	40,000	280,000
Loan receivable	26,300	26,300
Receivable from sale of stock subscriptions (Note 8)	115,000

Total current assets	190,911	311,795

PROPERTY AND EQUIPMENT – NET	49,010	49,010

PATENT	78,552	76,763
Acquisition of Lighthouse (Note 7)	60,000
SECURITY DEPOSIT	9,422	9,422

Total assets	$387,895	$446,990

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$155,228	$224,842
Payroll taxes payable	81,608	43,878
Loans payable – automobile	705	2,820

Total current liabilities	237,541	271,540

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock - par value $.01 per share; authorized 2,000,000 shares; no shares issued and outstanding		—
Common stock - par value $.01 per share; authorized 500,000,000 shares; issued and outstanding 245,726,579 and 200,036,249 shares, respectively	2,457,265	2,000,362
Additional paid-in capital	30,209,412	30,069,906
Less: stock subscriptions receivable		—
Accumulated Deficit	(32,516,323)	(31,894,818)

Total stockholders’ equity	150,354	175,450

Total liabilities and stockholders’ equity	$387,895	$446,990

The accompanying notes are an integral part of these financial statements.

KENILWORTH SYSTEMS CORPORATION
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
AND DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE
(Unaudited)

					Period from
	For the six months ended June 30,		For the three months ended June 30,		November 24, 1998 (Inception) to
	2006	2005	2006	2005	June 30, 2006

Revenues
Sales	$0	$0	$0	$0

Expenses
Selling, general and administrative	$621,505	$823,733	$272,417	$662,430	$7,021,221

Other income (expenses)
Interest income	—	—	—	—	922
Interest expense	—	(567,108)	—	(513,046)	(1,324,358)

Total other income (expense)	—	(567,108)	—	(513,046)	(1,323,436)

Net loss	$(621,505)	$(1,390,841)	$(272,417)	$(1,175,476)	$(7,996,754)

Basic and diluted loss per share	$(0.002)	$(0.010)	$(0.001)	$(0.008)	$(0.057)

Weighted average number of shares outstanding	229,524,020	141,952,995	229,524,020	150,929,745	86,811,567

The accompanying notes are an integral part of these financial statements.

KENILWORTH SYSTEMS CORPORATION
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30,
(Unaudited)

			Period from
			November 24, 1998
			to
	2006	2005	June 30, 2006
Cash flows from operating activities
Net loss	$(621,505)	$(1,390,841)	$(5,573,218)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation		6,640	23,244
Amortization of patent		2,607	10,483
Accretion of convertible debt discount		—	72,656
Beneficial conversion feature		567,000	1,182,097
Common stock issued for services		476,346	1,673,910
Common stock issued to induce debt conversion		—	63,276
Common stock issued for interest due on notes payable		—	8,501
Accrued interest transferred to capital		107	4,316
Other		—	21,100
Increase (decrease) in cash attributable to changes in assets and liabilities:
Prepaid expenses	240,000	62,500	(31,250)
Loan receivable - employee	—	(4,800)	(4,800)
Accounts payable and accrued expenses	(69,614)	(117,685)	101,087
Payroll taxes payable	37,730	(43,267)	16,255

Net cash used in operating activities	(413,389)	(441,393)	(1,809,913)

Cash flows from investing activities
Payment of loan receivable-stockholder	—	—	(4,000)
Proceeds from loan receivable - stockholder	(115,000)	—	4,000
Payment of patent costs	(1,789)	(387)	(67,026)
Purchase of property and equipment	(60,000)	—	(58,567)
Security deposit	—	—	(4,250)

Net cash used in investing activities	(176,789)	(387)	(129,843)

Cash flows from financing activities
Proceeds from loans payable - stockholders		5,000	65,000
Payment of loans payable - related parties	(2,115)	(1,950)	(11,950)
Proceeds from loans payable - related parties		13,000	154,137
Payment of loans payable - related parties		—	(116,017)
Proceeds from Paid in Capital	139,506
Proceeds from convertible notes payable		479,500	1,754,861
Proceeds from sale of common stock	456,903	10,000	132,500
Proceeds from stock subscriptions receivable		15,000	40,000

Net cash provided by financing activities	594,294	520,550	2,018,531

Net change in cash	4,116	78,770	78,775

Cash - beginning of period	5,495	5	—

Cash - end of period	$9,611	$78,775	$78,775

The accompanying notes are an integral part of these financial statements.

KENILWORTH SYSTEMS CORPORATION
AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Kenilworth Systems Corporation and subsidiaries (“Kenilworth”) beginning as of January 1, 2006 contain all adjustments (consisting of only normal accruals) necessary to present fairly the consolidated balance sheets as of June 30, 2006 and December 31, 2005 and the related statements of operations and cash flows for the three (3) month periods ended June 30, 2006 and 2005.  These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on FORM 10-K, restated as a Development Stage Company, filed with the Securities and Exchange Commission on August 28, 2006.

The results of operations for the three (3) month period ended June 30, 2006 are not necessarily indicative of the results for the entire year ending December 31, 2006.

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

NOTE 5 – CONVERTIBLE PROMISSORY NOTES

During the quarters ended June 30, 2006 and June 30, 2005 respectively, the Company sold to various private investors $105,000 and $567,000 principal amount of Convertible Promissory Notes bearing interest at rates ranging from 4.00% to 8.00% per annum.  The Notes had a one-year term and were immediately convertible at the option of the noteholder into shares of restricted common stock based on conversion prices ranging from $.05 to $.10 per share.  All Notes issued in the quarters ended June 30, 2006 and June 30, 2005 were converted into a total of 2,300,000 and 11,240,000 common shares, respectively.

NOTE 6- NON CASH TRANSACTIONS

Common shares issued for services

2006:

The Company issued 26,500,000 shares as compensation for services rendered during the first quarter period ended March 31, 2006.  The services were valued at $403,662.

The Company issued 13,700,000 shares as compensation for services rendered during the second quarter period ended June 30, 2006.  The services were valued at $333,493.

NOTE 7 – INVESTMENT IN LIGHTHOUSE SUPPLIES & SERVICES, INC.

In order to operate a business in the Philippines and engage in a business relationship with the Philippine Amusement and Gaming Corporation (PAGCOR), we purchased Lighthouse Supplies & Services, Inc (Lighthouse) for US$60,000.  The previous owners, all citizens of the Republic of the Philippines, agreed to continue to serve as directors representing fifty-one percent (51%) with Kenilworth directors representing forty-nine percent (49%) of the Board.

NOTE 8 – SUBSEQUENT EVENTS

Subsequent to June 30, 2006, the Company received $115,000 from the sale of stock subscriptions.

In April 2006, the Company entered into a consulting agreement for a one-year term.  As additional compensation, the consultants received 2,000,000 shares of restricted common stock upon signing.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Since we emerged from bankruptcy proceedings on September 23, 1998 we have had no revenues from operations. We sustained substantial losses from general administrative expenses amounting of $3,815,302 and $768,229 in year 2005 and 2004 and for the six-months ended June 30, 2006 we sustained a loss amounting to $621,505 compared to a loss of $662,430 for the quarter ending June 30, 2005. Kenilworth has had no revenues from operations during the past fourteen (14) years and there can be no assurances that it will ever have revenues from present planned operations.

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

Kenilworth titled the overall project “Roulabette™”.  There are 120 million TV subscribers in the United States and more than 300 million subscribers throughout the rest of the industrialized world (“The Market”).  On average, households in the U.S. have 2 ½ TV’s.  (It is important since the satellite and cable companies will charge a separate fee for transmitting the table games).  Public gathering places can accommodate (be able to network) up to 200 TV sets with a simple satellite receiving dish or direct cable connections.  With wagering possible in homes, hotel rooms, resort rooms, pubs, restaurants, race tracks and other public gathering places the Company believes will become a more than $500 billion net win Market within five (5) years (2011) throughout the industrialized world.

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

There are no technical breakthroughs required.  The technology is readily available.  What is needed is to get through the maze of Local, County, State and Federal regulations in each U.S. State and foreign jurisdictions.  When the first State in the United States grants the Company permission to transmit the broadcast from one of its casinos to their residents and to States that do not have any casinos, (the entire East coast of the United States), the other forty (40) States with lotteries will join expeditiously.

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

We have acquired the broadcast site for Roulabette™.  Now we have to obtain agreements from jurisdictions that will permit to receive the broadcasts.  We are in an active search in Europe, including Eastern Europe, South America, China, India and the Pacific Rim nations.

Virtual casino gambling, using the Internet, has flourished not only in the United States, but also throughout the industrialized world.

In England and Ireland, horseracing and football wagering has been permitted on gaming platforms for years.  Now, in advance of new proposed United Kingdom gaming legislation, virtual casino gaming is taking place.

Illegal gambling is thriving in the most populated markets in Asia, China, India and the Pacific Rim Nations.

China may be the first country to accept Roulabette™.  The Chinese Government does not wish their constituents to visit Macau.  Macau represents all that Las Vegas has to offer and is entirely American.  China controls and restricts (censors) all news services, foreign newspapers, magazines and all publications that do not meet their ideology.  China’s economy is advancing at an astonishing pace but remains a Communist oriented society and remains obstructive to the rest of the industrialized world, despite joining the World Trade Organization (WTO).  The Chinese Government views Macau as a “stop over” for tourists that visit China, as yet, a virgin destination and for other affluent Asian gamblers.

We believe Roulabette™ wagering may receive early acceptance in China. The Government can control the amount of the wagering and more importantly, can determine the source of the funds (wagers).  The same scenario may be said of India.

To best market the casino games, the Company is selecting lotteries throughout the world to manage and operate the distribution and cash handling (deposits to play and paying winnings) using the lotteries’ existing databases for the sale of lottery tickets, and paying winnings at regular lottery licensed terminal locations.

All of our patents, filed in the forty-nine (49) industrialized countries in the world, provide for transmitting remote, live in-progress casino table games via telephone lines, Internet and satellite (satellite primarily for the U.S. market).  Using broadband, Internet is simpler and more economical to operate than using satellite transmission.

Roulabette™ offers content to the broadcasting industry and a medium for local and international advertisers.

According to Wang Xuehong, head of the China Center for Lottery Studies of Beijing University, revenue form legal lotteries in China in 2005 reached 70 billion Yuan ($87.5 billion US dollars).

We have two (2) U.S. patents pending using lottery terminals to manage the wagering.  The patents have been published and filed with our other patents throughout the forty-nine (49) countries.  It may become the incentive needed for the Chinese Government to permit our live, in-progress table games from the Philippines or from a casino in Macau.

In order to gain a break through the maze of regulations we just need to demonstrate the viability of Roulabette™ by broadcasting the live games from the Hyatt Casino in Manila for viewing by cable and satellite subscribers, initially without participating in actual gambling.  Similar to poker tournaments that are offered for viewing only.

If governments cannot control illegal gambling, why not make it legal and allow the various government agencies share in the net win revenue.

PART II.
OTHER INFORMATION

Item 1.            LEGAL PROCEEDINGS:

None

Item 2.            CHANGE IN SECURITIES:

None

Item 3.            DEFAULT UPON SENIOR SECURITIES:

None

Item 4.            SUBMISSION OF A MATTER TO A VOTE OF SECURITIES HOLDERS:

None

Item 5.         OTHER INFORMATION:

The Company plans to hold its Annual Meeting of Shareholders in September/October 2006 or any adjournment thereof with proxy materials mailed to shareholders of record in September/October 2006 prior to the proposed meeting dates.

Item 6.            EXHIBITS AND REPORTS ON FORM 8-K:

Ex 31.1 Certification of Chief Financial Officer of the Company Required by Rule 13a-14(a) or Rule 15d-14(c) of the Exchange Act

Ex 32.1 Chairman and Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

KENILWORTH SYSTEMS CORPORATION

By:	/s/ Herbert Lindo
Herbert Lindo,
Chairman, Chief Executive Officer and Chief Financial Officer
September 8, 2006