Form 10-Q
period 2006-09-30
KENILWORTH SYSTEMS CORP
filed 2006-11-06
CIK 55234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                              Quarterly report pursuant to Section 13 OR 15(D) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

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

The number of shares of common stock, $.01 par value of the Registrant outstanding as of September 30, 2006 was 262,588,579.

Table of Contents

KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

INDEX

Part I.	Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets — September 30, 2006 and December 31, 2005 (unaudited)	4

	Condensed Consolidated Statements of Operation and Deficit — Nine months ended September 30, 2006 and 2005, Three months ended September 30, 2006 and 2005, and the period from inception to September 30, 2005 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows — Nine months ended September 30, 2006 and 2005, and the period from inception to September 30, 2006 (unaudited)	6

	Condensed Notes to Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Part II.	Other Information

Item 1.	Legal Proceedings	14

Item 6.	Exhibits	14

	Signature	14

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

INTRODUCTORY NOTE

This FORM 10-Q is being filed as a “Development Stage Company” from the period beginning November 24, 1998 to the present at September 30, 2006, including a charge in the amount of $4,256,926, which was the amount the Company disbursed on September 28, 1998 to be discharged from Chapter 7 Bankruptcy Proceedings.

d) The Company issued 154,964,093 shares of its Restricted Common Stock since January 1, 2002.  All of the shares may have the restrictions lifted pursuant to Rule 144 and 144K within one (1) or two (2) years which may substantially depress the trading price of the Company’s Stock in the future.

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

During the quarter period ended September 30, 2006 the Company issued restricted common shares for conversion of Convertible Promissory Notes and to consultants in settlement of debt, 17,662,000 shares for $394,600.

On July 25, 2006 the per share price reporting system reported a sale of seven hundred (700) shares of our Common Stock at $1.34 per share, which was incorrect.  As a result, the Company’s per share high price for the last twelve (12) months statistically reports a high price of $1.34.  The high price for the last twelve (12) months should read seven cents ($0.07) per share at July 25, 2006.

KENILWORTH SYSTEMS CORPORATION

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2006	December 31, 2005

ASSETS
CURRENT ASSETS
Cash	$22,724	$5,495
Prepaid expenses	50,000	280,000
Loan receivable — employee and stockholders	42,300	26,300
Receivable from sale of stock subscriptions (Note 8)	80,000	—

Total current assets	195,024	311,795

PROPERTY AND EQUIPMENT - NET	51,688	49,010

PATENT	81,604	76,763
Acquisition of Lighthouse (Note 7)	60,000
SECURITY DEPOSIT	9,422	9,422

Total assets	$397,738	$446,990

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT) CURRENT LIABILITIES
Accounts payable and accrued expenses	$121,425	$224,842
Payroll taxes payable	98,608	43,878
Loans payable - stockholder	16,000	—
Loans payable - automobile	705	2,820

Total current liabilities	236,738	271,540

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock - par value $.01 per share; authorized 2,000,000 shares; no shares issued and outstanding
Common stock - par value $.01 per share; authorized 500,000,000 shares; issued and outstanding 262,588,579 and 200,036,249 shares, respectively	2,625,885	2,000,362
Additional paid-in capital	30,209,412	30,069,906
Accumulated Deficit	(32,674,297)	(31,894,818)

Total stockholders’ equity	161,000	175,450

Total liabilities and stockholders’ equity (deficit)	$397,738	$446,990

The accompanying notes are an integral part of these financial statements.

KENILWORTH SYSTEMS CORPORATION

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE

(Unaudited)

					Period from
					November 24, 1998
	For the nine months ended September 30,		For the three months ended September 30,		(Inception) to September 30,
	2006	2005	2006	2005	2006

Expenses
Selling, general and administrative	$779,479	$3,267,912	$157,974	$1,877,071

Net loss	$779,479	$3,267,912	$157,974	$1,877,071	$7,607,338

Basic and diluted loss per share	$(0.003)	$(0.021)	$(0.001)	$(0.011)

Weighted average number of shares outstanding	253,541,133	152,634,248	253,541,133	167,313,242

The accompanying notes are an integral part of these financial statements.

KENILWORTH SYSTEMS CORPORATION

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30,

(Unaudited)

			Period from
			November 24, 1998
			(Inception) to
	2006	2005	September 30, 2006
Cash flows from operating activities
Net loss	$(779,479)	$(3,267,912)	$(7,607,338)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation		11,827	28,431
Amortization of patent		4,919	12,795
Accretion of convertible debt discount		—	72,656
Beneficial conversion feature		837,000	1,452,097
Common stock issued for services		1,726,346	2,923,910
Common stock issued to induce debt conversion		—	63,276
Common stock issued for interest due on notes payable		—	8,501
Accrued interest transferred to capital		1,286	5,495
Other		—	21,100
Increase (decrease) in cash attributable to changes in assets and liabilities:
Prepaid expenses	230,000	40,400	(53,350)
Loan receivable — employee and stockholders	(16,000)	(6,300)	(6,300)
Accounts payable and accrued expenses	(105,532)	(77,797)	140,975
Payroll taxes payable	54,730	(43,513)	16,009

Net cash used in operating activities	(616,281)	(773,744)	(2,142,264)

Cash flows from investing activities
Receivable from sale of stock subscriptions	(80,000)	—	(4,000)
Proceeds from loan payable - stockholder	16,000	—	4,000
Payment of patent costs	(4,841)	(7,113)	(73,752)
Purchase of property and equipment	(62,678)	(4,981)	(63,548)
Security deposit		—	(4,250)

Net cash used in investing activities	(131,519)	(12,094)	(141,550)

Cash flows from financing activities		(1,138)	(1,138)
Proceeds from loans payable - stockholders		5,000	65,000
Payment of loans payable - related parties		(1,950)	(127,967)
Proceeds from loans payable - related parties		13,000	154,137
Payment of loans payable - related parties		(32,000)	(32,000)
Proceeds from paid in capital	139,506	794,500	2,069,861
Proceeds from sale of common stock	625,523	10,000	132,500
Proceeds from stock subscriptions receivable		27,500	52,500

Net cash provided by financing activities	765,029	814,912	2,312,893

Net change in cash	17,229	29,074
Cash- beginning of period	5,495	5
Cash — end of period	$22,724	$29,079

The accompanying notes are an integral part of these financial statements.

KENILWORTH SYSTEMS CORPORATION

AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Kenilworth Systems Corporation and subsidiaries (“Kenilworth”) beginning as of January 1, 2006 contain all adjustments (consisting of only normal accruals) necessary to present fairly the consolidated balance sheets as of September 30, 2006 and December 31, 2005 and the related statements of operations and cash flows for the three (3) month periods ended September 30, 2006 and 2005.  These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our unaudited Annual Report on FORM 10-K, as a Development Stage Company, filed with the Securities and Exchange Commission on August 28, 2006.

The results of operations for the three (3) month period ended September 30, 2006 are not necessarily indicative of the results for the entire year ending December 31, 2006.

NOTE 2 - THE COMPANY AND NATURE OF BUSINESS

Kenilworth Systems Corporation (the “Company”) was incorporated in New York in April 1968 and since emerging from bankruptcy proceedings now plans to be engaged in the business of developing and having terminals and other equipment manufactured by subcontractors and design systems that permit individuals from remote locations, to play along with live in progress casino table games via TV (simulcast) satellite and Internet cable broadcast around the world.

The Company was in bankruptcy proceedings under Chapter 7 and 11 of the Bankruptcy Code for the period from August 28, 1982 through September 28, 1998. The Company ceased all operations, between February 2, 1991 through November 24, 1998.

NOTE 3 - PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Kenilworth Systems Corporation and its wholly owned subsidiaries: Video Wagering Systems Corporation, Roulabette™ Nevada Corporation, Kenilworth Systems Nevada Corporation, Kenilworth Systems (UK) Limited, Kenilworth Satellite Broadcasting Corporation (a Delaware Corporation) and Satellite Gaming Consultants, Inc. (a Delaware Corporation). None of these subsidiaries has any assets or liabilities, except Satellite Gaming Consultants, Inc.  The financials are consolidated in this report.

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

NOTE 5 – CONVERTIBLE PROMISSORY NOTES

During the quarters ended September 30, 2006 and September 30, 2005 respectively, the Company sold to various private investors $394,600 and $567,000 principal amount of Convertible Promissory Notes bearing interest at rates ranging from 4.00% to 8.00% per annum.  The Notes had a one-year term and were immediately convertible at the option of the noteholder into shares of restricted common stock based on conversion prices ranging from $.05 to $.10 per share.  All Notes issued in the quarters ended September 30, 2006 and September 30, 2005 were converted into a total of 17,662,000 and 11,240,000 common shares, respectively.

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

The Company issued 3,710,000 shares as compensation for services rendered during the third quarter period ended September 30, 2006.  The services were valued at $127,000.

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

NOTE 8 – SUBSEQUENT EVENTS

Subsequent to September 30, 2006, the Company received $80,000 from the sale of stock subscriptions.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Since we emerged from bankruptcy proceedings on September 23, 1998 we have had no revenues from operations. We sustained substantial losses from general administrative expenses amounting of $3,815,302 and $768,229 in year 2005 and 2004 and for the nine-months ended September 30, 2006 we sustained a loss amounting to $779,479 compared to a loss of $3,267,912 for the nine month period ending September 30, 2005. Kenilworth has had no revenues from operations during the past fourteen (14) years and there can be no assurances that it will ever have revenues from present planned operations.

LIQUIDITY AND CAPITAL RESOURCES

Our present plans are to develop a wagering system dubbed “Roulabette™” that would allow patrons in the industrialized world to play and wager on live in-progress simulcast casino table games on TV’s located in hotels, resorts, bars and other public gathering places and in homes and offices or on personal computers

(PC’s) or television sets connected to set top boxes for one-way TV’s via digital satellite, digital cable and Internet broadcasts emanating from strictly regulated casinos.

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

Employing the latest encrypted satellite and cable technology and placing television cameras in strategic locations above the casino table games, without disrupting the normal game-monitoring activities, (a separate control stations would direct the various camera angles), and transmitting the table games over the digital satellite, digital cable and broadband Internet networks to television sets (“TV’s”), which become a platform for playing along with the casino games wherever TV’s are located.

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

In addition, throughout the United States there are approximately  five hundred (500) facilities that simulcast live in-progress horse/dog races.  At all facilities there are several large TV screens that show the races from the different tracks with general theater type seating for patrons and at private cubicles with television sets outfitted with touch screens.  The cubicles rent for additional fees.  After players open an account and select pin numbers, they can watch each race offered on the different tracks on the TV and place wagers on the different races by simply changing channels.  The players, at present, may also watch sporting events, the news, the Stock market reports, and in the near future Roulabette™, live, in-progress casino table games.  The simulcast centers have their own databases to manage the cash deposit and pay winnings on the horse/dog races and will be able to manage the casino games, with the same databases.  With fifty to one hundred fifty (50-150) private TV’s, available in simulcast centers, especially at night, when fewer tracks are operating, it will substantially increase attendance and net revenue.

When playing along with live table games from a highly regulated jurisdiction, players will be assured that the game results are exactly what they see; and, playing along with live casino table games such as Roulette, Craps and Baccarat we believe will provide fun and far more excitement than playing make believe animated (virtual) games. It is the next best thing, we believe, to actually being at the table in the casino.

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

We believe there are powerful arguments for state legislatures to amend their Lottery Acts, if necessary, to include “Play Along with Roulabette™ Live”. Lottery revenue is gradually decreasing in every state. Thirty-two (32) states and the District of Columbia are pooling their lottery prizes with the “Mega Millions” and “Mega Bucks” national lotteries. In most of these states, the state lottery finds it difficult to obtain sufficient numbers of players to make up a minimum weekly lottery prize of one million dollars ($1,000,000). In most states, the revenue from lottery play benefits education. States need something more attractive to restore revenue. With “Play Along with Roulabette™ Live”, there is interaction, excitement and fun. All which we believe may be at much better odds than may be offered by the lotteries. The lotteries can establish maximum wagers daily, weekly and monthly limits, and monitor compulsive gamblers, and almost prevent 100% of the underaged from wagering on Roulabette™ by use of lottery terminals to make deposits in cash to wager along.

Project Roulabette™ is a concept intended to be developed and there can be no assurances that it will ever be developed successfully.  The Patented microprocessors to be installed in the TV set top boxes or the Television set directly have not been designed.  We have as at September 30, 2006, no firm developed agreement, customers except our agreement with the Philippines Amusement and Gaming Corporation (PAGCOR) for proposals submitted for future business and there can be no assurances that we will ever have same.

Kenilworth plans to obtain the necessary funding by offering in Private Placements, Common Shares, Convertible Promissory Notes, and Cumulative Convertible Preferred Shares and Convertible Debentures and/or by the sale of limited joint venture participations in future Roulabette™ franchises. There can be no assurances that the Company will be able to secure any of these funds.

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

New Gaming Enforcement Law May Shift Casino and Sports Wagering to State Lotteries

The Internet Gambling Prohibition and Enforcement Act of 2006, signed into law by President Bush on Friday, October 13, 2006, will not prohibit but rather enhances the Company’s proposed Roulabette™ System of playing along remotely with live casino table games. We deal with cash only.

Internet gambling was always outlawed in the U.S. Las Vegas lobbied to make it legal to allow casino players to wager, from home or other remote locations, directly with the casino of their choice. With the credit card prohibition, that appears to become improbable. Roulabette™ will be primarily deployed in conjunction with Lottery Systems. Digital satellite and cable subscribers will be able to go to their local lottery agents and make cash deposits and/or collect winnings, in the same manner as if they are purchasing lottery tickets, using pre-encoded ‘Roulabette™ Play Cards’ inserted in the lottery terminals. Our basic patent encompasses remote satellite broadcasts and a pending application is directed to having exclusively state lotteries and other authorized public agencies manage all the cash handling and distribution. Using lotteries, that can only by law, accept cash deposits, concerned citizens and legislators will be assured that the high school student and college freshman will not be able to participate. By using the lotteries database, the compulsive gambler can be identified and, if necessary, limited or shut down. The additional revenue collected from the lottery will be available to fund state activities such as boost school aid and teacher’s salaries.

If Kenilworth is permitted to broadcast the live game action from a Las Vegas casino, state and federal government agencies will earn and collect the substantial income that formerly was earned illegally by overseas operators.

Unless an alternative is found, the illegal wagering may not stop. Determined players will find other means to make their deposits and continue to wager with their foreign providers. If the U.S. resident gamers have legal access for their casino and sports betting habits, the foreign operators will cease to exist. Their prime market was, and may remain, the U.S. resident.

Roulabette™ action is designed to offer entertainment, not hardcore gambling.

It is a practical solution to most illegal gambling. The Roulabette™ System is identical to simulcasts of horse and dog racing. The wagering takes place at the receiving locations, lotteries, homes, religious organizations that conduct Nevada nights using rented terminals provided by Kenilworth, not at the remote casino locations.

The Roulabette™ program will include entertainment and commentators (much like commentators of sporting events and poker tournaments) to assist players with the rules and regulations of the games. Live casino table game action may also be offered on slot machines and video lottery terminals, as an alternative and change of pace from native games.

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

None

Item 3.    DEFAULT UPON SENIOR SECURITIES:

None

Item 4.    SUBMISSION OF A MATTER TO A VOTE OF SECURITIES HOLDERS:

None

Item 5.    OTHER INFORMATION:

The Company plans to hold its Annual Meeting of Shareholders in December 2006 or January 2007 or any adjournment thereof with proxy materials mailed to shareholders of record  prior to the proposed meeting dates.

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
November 6, 2006