Form 10-K
period 2006-12-31
KENILWORTH SYSTEMS CORP
filed 2007-04-26
CIK 55234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

or

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from                   to                 ..

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

Yes ☐ No ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registration based on the closing price as reported on the Pink Sheet Market on March 15, 2007 was $6,451,074.

As of January 3, 2007, 278,508,293 Shares of the Registrant’s Common Stock, $0.01 par value, were outstanding.

Portions of the Registrant’s Proxy Statement for its 2007 Annual Meeting of Stockholders to be filed are incorporated by reference into Part III of this Form 10-K.

At the Annual Meeting of Shareholders held on July 17, 2002 the Shareholders approved the issuance of 20,000,000 Shares of restricted Common Stock to Herbert Lindo, the President of the Company for having assigned to the Company the Patent that was granted on June 10, 2003.  Titled “SYSTEM AND METHOD FOR REMOTE ROULETTE AND OTHER GAME PLAY USING GAME TABLE AT A CASINO”.  Upon Mr. Lindo’s request, the Shares were not issued until January 11, 2006, as restricted securities.  (See Part III Item 12 Beneficial Ownership (1).)

At the regular meeting of the Board of Directors of the Company held on December 1, 2004 at which all six (6) members of the Board of Directors were present, the Directors (with Herbert Lindo, the Chairman and President abstaining) unanimously voted to issue 25,000,000 shares of restricted Common Stock to Herbert Lindo for having assigned in October 2003 to the Company, the Patent which is pending titled “METHOD AND SYSTEM FOR SUPPLYING FUNDS TO A TERMINAL FOR REMOTE WAGERING” (lottery terminals).  Upon Mr. Lindo’s request, the shares were not issued until January 11, 2006, as restricted securities (see Part III Item 12 Beneficial Ownership (1)).

On November 27, 2006 Herbert Lindo, the Chairman and Chief Executive Officer exercised a five million (5,000,000) share option for seven hundred fifty thousand dollars ($750,000) at fifteen cents ($0.15) per share pursuant to the Company’s Performance and Equity Plan.  The price per share was the price for the Option which would have expired on the following date.  Mr. Lindo does not own any other Options pursuant to the Plan.  The average market price of the Common Stock for the thirty (30) days prior to November 27, 2006 was high: $0.05, low: $0.03.  As provided in the Plan, Herbert Lindo borrowed the seven hundred fifty thousand dollars ($750,000) from the Company and pledged the five million (5,000,000) and other shares he owns, as collateral for the loan.  The five million (5,000,000) shares have not been issued.  After Herbert Lindo pays for the five million (5,000,000) shares, the shares will be issued as restricted shares.

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

INTRODUCTORY NOTE TO PART IV

The Amendment No. 1 on FORM 10-K filed to restate certain amounts which changed as the results of having been ordered by the Securities and Exchange Commission to file the Company’s Financials as a “Development Stage Company” from the period beginning November 24, 1998 to the present at December 31, 2005, the elimination of $4,256,926, which was the amount the Company disbursed on or about September 28, 1998 to exit from Chapter 7 Bankruptcy Proceedings, and certain  adjustments to losses sustained for the periods ended December 31, 2002, 2003 and 2004 for having discounted Convertible Promissory Notes from between ten cents ($0.10) per share and twelve cents ($0.12) per share to five cents ($0.05) per share.  The Company also added in PART II Item 5 - MARKET PRICES OF THE COMPANY’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS: d) The Company issued 140,957,048 shares of its Restricted Common Stock since December 31, 2004.  All of the shares may have the restrictions lifted pursuant to Rule 144 and 144K within one (1) or two (2) years which may substantially depress the trading price of the Company’s Stock in the future.

Remainder of page intentionally left blank

PART I

ITEM 1—DESCRIPTION OF BUSINESS

THE COMPANY

Kenilworth Systems Corporation hereinafter referred to as “Kenilworth”, the “Company” or “we”, was incorporated on April 25, 1968 under the laws of the State of New York.  Kenilworth has been a publicly traded Company since August 1968 formerly on the National NASDAQ Market, presently on the OTC Pink Sheet Market since emerging from Bankruptcy Proceedings in September 1998.  Kenilworth is now being presented as a Development Stage Company.

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

Kenilworth titled the overall project “Roulabette™”.  There are thirty-eight million (38,000,000) satellite and seventy-three million (73,000,000) cable TV subscribers in the United States and more than five hundred million (500,000,000) subscribers throughout the rest of the industrialized world (“The Market”).  On average, households in the U.S. have three (3) TV’s.  (It is important since the satellite and cable companies will charge a separate fee for transmitting the table games).  Public gathering places can accommodate (be able to network) up to one thousand (1,000) or more TV sets with a single satellite receiving dish, direct cable connections, or streamed via the Internet.  With wagering possible in homes, hotel rooms, resort rooms, pubs, restaurants, race tracks and other public gathering places the Company believes it will become a more than $500 billion net win Market within five (5) years throughout the industrialized world (by the year ended 2012).

To best market the casino games, the Company is selecting lotteries throughout the world to manage and operate the distribution and cash handling (deposits to play and paying winnings) using the lotteries’ existing databases for the sale of lottery tickets, and paying winnings at regular lottery licensed terminal locations.

All forty-three (43) lotteries in the United States are owned and operated by County and State agencies.  Since the beginning of year 2007, Texas, Illinois and Indiana are engaged in privatizing their lotteries by selling or leasing (on long term leases) their lotteries.  Maryland, Michigan, Iowa and New Jersey are also exploring the privatization of their lotteries. This could greatly enhance our efforts to broadcast the live casino table games to these lottery locations and could result in having Cafés that offer terminals and TV sets to play along.  Internet Cafés that offer wagering on various events have been a huge success in the Asian Market. With Internet wagering outlawed in the United States, our patented satellite, one-way broadcasts offer the best possibility to establish satellite Cafés.

Throughout the rest of the world, lotteries are owned by government agencies or non profit charitable agencies that distribute the net earnings to benefit social and charitable programs, or by private entities that pay a percentage of their net win to designated government agencies.

These foreign lotteries also have the same databases as lotteries in the United States, except most lotteries throughout Europe pool their lotteries between countries, not unlike Mega Millions and PowerBall in the United States, which makes the distribution simpler and very cost effective for both Kenilworth and the lotteries.

There are no technical breakthroughs required.  The equipment for the technology is readily available.  What is needed is to get through the maze of Local, County, State and Federal regulations in each U.S. State and foreign countries.  When the first State in the United States grants the Company permission to transmit the broadcast from one of its casinos to their residents and to States that do not have any casinos, (the entire East coast of the United States), the other forty-three (43) States with lotteries will join expeditiously. The same will occur in foreign countries.

Kenilworth will share the net win revenue with all participating entities that provide Roulabette™ gaming without costs of any kind.  State lotteries or their private operators will receive a minimum of forty percent (40%) of the total net win from their respective jurisdictions.

In States and foreign countries that designate exclusively lottery proceeds to schools and their teachers it is a welcome contribution.  It also will help close budget gaps.

In addition, throughout the United States and most foreign countries there are hundreds of facilities that simulcast live in-progress horse/dog races.  At most facilities there are several large TV screens that show the races from the different tracks with general theater-type seating for patrons and at private cubicles with television sets outfitted with touch screens.  The cubicles rent for additional fees.  After players open an account and select pin numbers, they can watch, in privacy, each race offered on the different tracks on the TV and place wagers on the different races by simply changing channels.  The players may also watch sporting events, the news, the stock market reports, and in the near future Roulabette™, live, in-progress casino table games.  The simulcast centers have their own databases to manage the cash deposit and pay winnings on the horse/dog races and will be able to manage the casino games, on the same methods as the lotteries will manage Roulabette™.  With private TV’s, available in simulcast centers, especially at night, when fewer tracks are operating.

When playing along with live table games from a highly regulated jurisdiction, players will be assured that the game results are exactly what they see; and, playing along with live casino table games such as Roulette, Craps and Baccarat, we believe, will provide interaction, fun and far more excitement than playing make believe animated (virtual) games. It is the next best thing, we believe, to actually being at the table in the casino.

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

We also propose for slot machine manufacturers to develop “Roulabette™ Slot Machines”.  The Roulabette™ Slot will offer the regular slot or video lottery games and by the touch of a button, the live in-progress casino table games.  Slot players are offered a change of pace at the cost of a slot handle pull.  The games are transmitted to the Roulabette™ Slot via satellite or the Internet (all broadcasts are encrypted to prevent unauthorized use of the broadcasts).

Where authorized, hotels, resorts, clubs and other public gathering places will be able to offer casino table game action in their establishments without incurring the costs to operate a casino. There are now believed to be more than ten million (10,000,000) slot machines played throughout the world, outside of casino confines.

Project Roulabette™ is a concept intended to be built and there can be no assurances that it will ever be built.  The Patented microprocessors to be installed in the TV set top boxes have not been designed.

SUMMARY:

(1.)          Kenilworth continues to fine tune its patented technology dubbed Roulabette™.  It now plans to “outsource” the manufacturing of all the components instead as formerly manufacture some of the equipment in its 26,000,000 square foot facility located in Melville, NY.  Roulabette™ would allow casino patrons and other players to play along with live in-progress casino table games such as Roulette, Craps and Baccarat and more via digital satellite, digital cable television or Internet broadcasts (simulcasts) emanating from strictly regulated casinos located in the United States and other locations around the world, to self-sufficient computer terminals dubbed “Roulabette™ Slots” and digital satellite, cable TV set top boxes or the Internet in countries that permit Internet gaming. The Roulabette™ terminal is a proposal intended to be built and there can be no assurances that it will ever be built.  The microprocessors to be installed in the TV set top boxes have not been designed. We have as at July 31, 2006, no firm agreements, customers, or proposals for any future business and there can be no assurances that we will ever have same. Reference is also made to each of the “Risk Factors” that are set forth in Item 7.

(2.)          We believe the thousand virtual casino websites via the Internet obtain sixty percent (60%) of their annual revenue from customers in the U.S.  These website have been shut down when President Bush signed the Internet Enforcement Act of 2006.

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

Kenilworth was the first to use color personal computers (PC’s) to replace electromechanical slot machines (1988).  We provided the software for the first Tabaret located at the Menzie at the Rialto in Melbourne, Australia, which opened in November 1990.  This consisted of cashless, variable denomination and multiple game, virtual PAT’s (“Player Activated Terminals”).   Prior thereto Kenilworth sponsored, with the assistance of three (3) Nevada casino operators, legislation to permit cashless wagering in the state of Nevada.  The legislation, which is in the form of an amendment to existing casino control statutes, permits the use of account cards (debit cards) and was signed into law by Governor Richard H. Bryan on June 13, 1985.

Kenilworth has been a publicly traded Company since 1968. Prior to commencing its endeavors into its present business in 1988, it also provided security systems to Nuclear Electric Generating Plants in the U.S. and foreign countries, as well as time/attendance systems at a major department store chain.

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

In April 2006, Kenilworth offered to pay PAGCOR monthly payments, for hosting the broadcasts when they commence, for a period of ten (10) years; US $1 million for year one (1); US $2 million for years two (2) and three (3); US $5 million for years four (4) through seven (7) and US $10 million for every year thereafter, totaling US $636,000,000 over the ten (10) year period. The payments have to be made regardless from where we broadcast.  Kenilworth requires the flexibility to broadcast from other casinos besides the Philippines.

In July 2006, PAGCOR board of Directors approved to commence the first live, in-progress casino table game broadcasts to emanate from the new (August 2005) Hyatt Hotel & Casino in Manila, Philippines.

We, thus, have acquired a broadcast site for Roulabette™.  Now we have to obtain agreements for locations that will permit us to receive the broadcasts.  We are in an active search in Europe, including Eastern Europe, South America, China, India and the Pacific Rim nations.  We filed our patents in all of these destinations.  Our status with PAGCOR since then is in serious doubt.

In 2002, the Philippines Government permitted the establishment of two (2) Internet Cafés in the Manila area and allowed the operators, for a fee to PAGCOR, to provide life-like action on virtual baccarat, accept sports bets and video broadcast of actual in-progress cock fights with wagering on the outcome.  By year end 2004, the number of Cafés operating in the Manila area increased to sixty (60) Cafés.  At the end of 2006 there are now six hundred (600) Cafés in Manila with an additional thirty four hundred (3,400) throughout the country.

Kenilworth never attempted to provide live in-progress real time casino table games to the Cafés since President Gloria Macapagal-Arroyo stated, at all times, that our broadcast should not expand gambling throughout the Philippines.  The Cafés now represent a huge profit base for PAGCOR which provides the income from its overall operation entirely for socio-civic endeavors.  PAGCOR is the most profitable corporation in the Philippines.

The phenomenal success by the Internet Cafés may not require our broadcasts to improve PAGCOR’s income stream.   Kenilworth planned to broadcast to the Pacific Rim countries to maintain the tourist’s trade to the Philippines resorts, all of which have casinos, and now have to compete with Macau.  We believe PAGCOR will require our broadcasts to maintain the tourist trade.

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

In the United States, Kenilworth must refrain from using the Worldwide Web (WWW) Internet to manage wagers from individuals outside of the casino confines. It is against the law. In Roulabette™, the play-along broadcast emanates from casinos that are regulated by strict and comprehensive rules and state and jurisdiction regulations, enforced by gaming control regulators and everybody plays along with the same live table game. There is a world of difference between playing in a virtual make believe casino compared with an actual casino.

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

After we obtain permission to play Roulabette™, of which there can be no assurances, in a given state and engages a wager management organization in order to promote digital satellite and interactive television to the state’s residents, Kenilworth would install the eighteen (18) inch dish antenna and converter box required to receive digital TV programming and interactive TV at its own cost, if the subscriber opens a Roulabette™ wagering account for two hundred dollars ($200). In addition, Kenilworth would pay the monthly subscription fees to view all digital TV programming offered and the Internet service provider (ISP) subscription fee if the customer wagers at least one hundred twenty dollars ($120) each month — win, lose, or draw — makes no difference.  In the U.S. the contracts would be financed by the satellite carrier such as EchoStar and DirecTV.

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

In overseas installations, wherever permitted, Kenilworth will make use of the WWW Internet only to manage the wagers, and only in jurisdictions that permit the data collection of the gambler, not for the live broadcast.

In the event a substantial amount is won by a player, Kenilworth will make the payment to the winner, via money wire transfer, to the establishment which managed the wager, within twenty-four (24) hours.  Kenilworth will establish a worldwide cage for winning payments; or, a guarantee payment by a well-recognized international bank.

COMPETITION

Many segments of the gaming industry are characterized by intense competition, with a large number of companies offering the same type of wagering products and services. None of these companies, at present, are believed to offer the same or similar equipment or systems as intended by Roulabette™. The most likely competition will come from slot machine manufacturers who could relatively quickly adapt slot machines to play along with live casino table games. We believe there are three (3) major slot machine manufacturers in the world, all of which have vastly greater capital resources and substantially more personnel than the Company and may have under development systems that directly compete with Roulabette™.

Our present plans are to broadcast the live casino table games from companies that own casinos throughout the industrialized world. Other casino owners may start their own broadcasts and have their own terminals manufactured that compete with Kenilworth after Kenilworth has done all its pioneering for play-along wagering.

PATENTS, TRADEMARKS AND INTELLECTUAL PROPERTY

Our most important assets are Patents we have acquired and Roulabette™ related trademarks and service marks.  The Patent granted on June 10, 2003 titled “SYSTEM AND METHOD FOR REMOTE ROULABETTE AND OTHER GAME PLAY USING GAME TABLE AT A CASINO” and Patent Application filed October 15, 2003, entitled “METHOD AND SYSTEM FOR SUPPLYING FUNDS TO A TERMINAL FOR REMOTE WAGERING”, “MULTI-USE GAMING MACHINE” trademarks ROULABETTE™, as in pre-marked cards similar to lottery cards to select number in each game, used with terminals “ROULABETTE™ SWIPE CARD” to activate set-top boxes to play Roulabette™ and “PLAY ALONG WITH ROULABETTE™, LIVE” and MULTI-USE GAMING MACHINE.

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

Other Regulations

The manufacture, distribution, sale, and use of slot machines are controlled by state and federal law, which may also apply to our Roulabette™ gaming terminals. Certain foreign countries permit the importation, sale, or operation of slot machines. Where importation is permitted, some countries prohibit or restrict the payout feature of the traditional slot machine or limit the operation of slot machines to a controlled number of casinos or casino-like locations. Certain of these jurisdictions also require the licensing of gaming devices. Our Roulabette™ terminals may be considered similar to slot machines and may have to meet these regulations.

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

—             The Wire Act, which prohibits the use of interstate or foreign communications facilities to transmit wagering information on sporting events or contests; (2)

(2)             18 U.S.C. section 1084.

—             The Illegal Gambling Businesses statute, which prohibits the operation of a gambling business in violation of the laws of the state where it is conducted; (3)

(3)             18 U.S.C. section 1955.

—             The Travel Act, which prohibits the use of interstate or foreign travel and the use of the mail or any facility in interstate or foreign commerce (such as the Internet or digital satellite services) to facilitate illegal activities, including illegal gambling; (4) and

(4)             18 U.S.C. section 1952.

—             The Interstate Transportation of Wagering Paraphernalia statute, which prohibits transporting gambling-related items in interstate or foreign commerce. (5)

(5)             18 U.S.C. section 1953.

1.  The Wire Act

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

2. The Illegal Gambling Businesses Statute(12)

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

(16)       18 U.S.C. section 1952.

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

EMPLOYEES

Kenilworth, at present, has three (3) full time employees to perform administrative work and research related to casino wagering and marketing around the world, in addition to the officers that manage the affairs of the Company. The Company has engaged consultants to assist us in the Asian market and that may manage the proposed satellite transmission programs, and others that may assist in the marketing of Roulabette™ broadcasts throughout the industrialized world.

Kenilworth maintains medical insurance for its employees, who do not contribute to the costs of the Plan.

BACKLOG

We do not have any backlog.

ITEM 2—PROPERTIES

Kenilworth leases two thousand three hundred (2,300) square feet in an office building paying two thousand six hundred dollars ($2,600) per month rent, fuel and electric cost adjustments from the date of the lease, renewed for a three (3) year term in June 2006.

ITEM 3—LEGAL PROCEEDINGS

Since exiting from Chapter 7 Bankruptcy Proceedings on September 23, 1998, Kenilworth has not been involved in any significant legal proceedings.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages and positions held by each of Kenilworth’s directors and executive officers are as follows:

NAME	AGE	OFFICES AND POSITIONS HELD	FIRST ELECTED OFFICER OF KENILWORTH
HERBERT LINDO	81	PRESIDENT,CHAIRMAN OF THE BOARD AND CHIEF FINANCIAL OFFICER	1972
JOYCE CLARK	71	VICE PRESIDENT AND DIRECTOR	1998
KIT WONG	75	VICE PRESIDENT AND DIRECTOR	1999
PATRICK J. MC DEVITT	65	VICE PRESIDENT AND DIRECTOR	2001
EDWARD VIETMEIER	45	VICE PRESIDENT AND DIRECTOR	2006

All of the above Executive Officers and Directors have been elected to serve until the next Annual Meeting of Shareholders or until their respective successors are elected and qualified. The Board presently anticipates that the next Shareholders Meeting will be held in the latter part September 2007.

PART II

ITEM 5— MARKET PRICES OF THE COMPANY’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

(a) Kenilworth exited from Bankruptcy Proceedings in September of 1998, its Common Stock which had been trading on the NASDAQ National Market, is now trading on the OTC Pink Sheets under the old trading symbol “KENS”. The following table sets forth high and low closing sales prices for our Common Stock, as reported on the OTC Pink Sheets.

	LOW	HIGH
2005

January 1, 2005
Through March 31, 2005	$0.09	$0.28

April 1, 2005
Through June 30, 2005	$0.09	$0.19

July 1, 2005
Through September 30, 2005	$0.15	$0.21

October 1, 2005
Through December 31, 2005	$0.04	$0.15
2006

January 1, 2006
Through March 31, 2006	$0.04	$0.10

April 1, 2006
Through June 30, 2006	$0.05	$0.10

July 1, 2006
Through September 30, 2006	$0.08	$0.04

October 1, 2006
Through December 31, 2006	$0.05	$0.02
2007

January 1, 2007
Through March 30, 2007	$0.05	$0.02

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

The Company issued 78,472,044 shares of its Restricted Common Stock since December 31, 2005.  All of the shares may have the restrictions lifted pursuant to Rule 144 and Rule 144K within one (1) or two (2) years, which may substantially depress the trading price of the Company’s Stock in the future.

(e)  Equity Compensation Plan Information

The following table summarizes the equity compensation plans under which Kenilworth Systems Corporation common stock may be issued as of December 31, 2005.

	(a) Number of securities to be issued upon exercise of outstanding options	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category

Equity compensation plans approved by security holders	0	$0	9,500,000

ITEM 6—SELECTED FINANCIAL DATA

The following table summarizes certain selected financial data and is qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements and related Notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.

Selected Financial Data for the five (5) years ended December 31, 2006, are as Follows:

SUMMARY OF OPERATIONS

	2006	2005	2004	2003	2002	PERIOD FROM NOVEMBER 24, 1998 TO DECEMBER 31, 2004
		Restated	Restated	Restated	Restated	Restated
Net sales from operations	$—	$—	$—	$—	$—	$—
Other income	$—	$—	$—	$—	$—	$—
Net loss accumulated during the development stage	$850,079	$3,815,302	$1,860,296	$768,229	$384,889	$3,559,947
Loss per common share	$0.003	$0.02	$0.010	$0.010	$0.007	$0.040
Loss per common share - diluted	$0.003	$0.02	$0.010	$0.010	$0.007	$0.040
Consolidated balance sheet data:
Total liabilities	$486,895	$217,540	$313,414	$328,916	$231,029	$873,359
Stockholders’ Equity (deficit)	$459,400	$75,450	$(109,783)	$(263,624)	$(208,512)	$581,919

ITEM 7— MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion following should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

(A) RESULTS OF OPERATIONS

Since we exited from bankruptcy proceedings on September 28, 1998, we have had no revenues from operations, and therefore sustained losses from general administration expenses amounting to $850,079 in 2006, $3,815,302 in 2005 and $1,860,296 in 2004.  Kenilworth has had no revenues from operations since exiting from Bankruptcy Proceedings in September 1998.

(B) LIQUIDITY AND CAPITAL RESOURCES

Kenilworth has not conducted any new business operations since 1991. At December 31, 2006, 2005 and 2004 we had a deficiency in working capital of $436,910, $239,745 and $219,659 respectively. In Kenilworth’s present state of operation to continue a viable business plan, Kenilworth requires little funding. We have been dependant upon the resources of its President, who receives no compensation, and funds received from private investors, totaling $765400 in 2006, $776,250 in 2005 and $652,000 in 2004.  In addition the Company issued restricted Common Stock for services totaling $1,829,000 for 58,116,044 shares in 2006, $1,723,000 for 15,885,000 shares in 2005 and $855,449 for 17,072,651 shares in 2004.

Our present plans are to continue to develop a wagering system titled “Roulabette™” that would allow patrons all over the industrialized world to view and wager on live casino table games on terminals placed in hotels, resorts, bars and other public gathering places and in homes and offices on personal computers (PC’s) or television sets connected to set top boxes for Interactive TV via digital satellite and digital cable broadcasts emanating from strictly regulated casinos.  At present we do not have sufficient liquidity and capital resources to develop our business or to remain in business and we may never have such resources.

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

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information included in this Annual Report on this Form 10-Kcontains statements that are forward-looking, including, but not limited to, statements relating to our business strategy and development activities as well as other capital spending, financing sources, the effects of regulation (including gaming and tax regulations), expectations concerning future operations, margins, profitability and competition. Any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, in some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “would,” “could,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “continue” or the negative of these terms or other comparable terminology. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by us. These risks and uncertainties include, but are not limited to, our lack of recent operating history, our dependence on Herbert Lindo, our Chairman and President who is eighty-one (81) years old and existing management, general domestic or international economic conditions, pending or future legal proceedings, changes in federal or state tax laws or the administration of such laws, changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions), applications for licenses and approvals under applicable jurisdictional laws and regulations (including gaming laws and regulations).  You should not place undue reliance on any forward-looking statements, which are based only on information currently available to us. We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date of this 10-K report for the year ended December 31, 2006.

RISK FACTORS

NO OPERATING HISTORY

We have had no new revenues from operations since 1991. We exited from bankruptcy proceedings in 1998 without assets and liabilities. We have had no revenues from operations since then and we may never have any revenues from operations in the future, which may result in the termination of our business.

WE HAVE NO WORKING CAPITAL

As of December 31, 2006 the working capital deficiency of Kenilworth was $436,910. This will not enable Kenilworth to achieve any of its planned operations. There can be no assurances that Kenilworth will again have sufficient working capital to engage in its planned operations.  Although we have been able to obtain working capital from investors that purchase Convertible Promissory Notes and by issuing restricted Common Shares for services rendered.

OUR BUSINESS IS ONLY IN THE PLANNING STAGE

Kenilworth’s business except for the completion of the $9,000,000 contract with the Totalizator Agency Board of Victoria, Australia, limited progress in the Philippines remains in the planning stage. We plan to engage in the development, manufacturing by subcontractors, and marketing of an operation entitled Roulabette™. Roulabette™ would allow casino patrons and other players to play along for remote locations with live in-progress casino table games such as Roulette, Craps and Baccarat and more via digital satellite and digital cable television broadcasts (simulcasts) emanating from strictly regulated casinos located in the United States or via the Internet in other locations around the world, to self-sufficient computer terminals dubbed “Roulabette™” and digital satellite and cable TV set top boxes. The Roulabette™ terminal is a proposal intended to be built and there can be no assurances that it will ever be built.  The microprocessors to be installed in the TV set top boxes have not been designed. We have, as at

December 31, 2006, no specific agreements, customers or proposals for any future business and there can be no assurances that we will ever have same.

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

WE ARE DEPENDANT UPON OUR PRESIDENT

Kenilworth has been dependant upon the services of its president Herbert Lindo who is eighty-one (81) years old. Herbert Lindo has performed his services during the past fifteen (15) years without compensation. Should Kenilworth procure working capital, there can be no assurances that he will continue to work without receiving compensation. There also can be no assurances of Herbert Lindo’s continued availability.  We believe without assurances that present management is capable to continue our present plans in the event that Herbert Lindo is not available.

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

WE WERE GRANTED A PATENT FOR THE VARIOUS ASPECTS OF SIMULCAST WAGERING

On June 10, 2003, the U.S. Patent for the various aspects of wagering on live in-progress casino table games was granted by the U.S. Patent Office to Herbert Lindo, the Inventor and which Patent was assigned by Herbert Lindo to the Company in August 2000.  We filed the Patent for approval in forty-nine (49) countries in the industrialized world including Russia and China. There can be no assurances that foreign patents will be issued and the challenges will not be instituted against the validity or enforceability of our patent.  Herbert Lindo also filed two (2) Patents in the U.S. Patent Offices in September and October 2004 which Patents have been published to use lottery terminals to accept deposits for wagers placed with the TV set top boxes and the use of Play Cards similar to lottery tickets, which have also been assigned to the

Company by Herbert Lindo.  A Patent Application for Multi-Use Gaming Machines invented by Herbert Lindo and Gordon Coplein, Esq. was published on February 1, 2007 and assigned, by the inventors, to Kenilworth.

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

The Roulabette™ system is planned to allow casino patrons and other players to play along with live, in-progress casino table games such as Roulette, Craps and Baccarat and more via digital satellite television and digital cable programming emanating from regulated casinos.

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

SHARES ELIGIBLE FOR FUTURE SALE COULD CAUSE OUR STOCK PRICE TO FALL

If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could fall. As of January 15, 2007 we added 78,472,044 shares of Common Stock outstanding, which are eligible for sale by our Shareholders under Rule 144 of the Securities Act of 1933 as amended or are otherwise registered for sale.

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

ITEM 9—CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On October 2, 2006, Demetrius & Company, L.L.C. (“Demetrius”) resigned as independent registered public accountants of Kenilworth Systems Corporation (the “Company”).  The Company’s Board of Directors accepted the resignation of Demetrius.

The report of Demetrius on the Company’s financial statements as of December 31, 2004 and for the year then ended neither contains an adverse opinion or a disclaimer of opinion nor is modified as to uncertainty, audit scope or accounting principles, except that the opinion includes an explanatory paragraph that the Company has incurred operating losses since its inception as a development stage company for the period beginning November 24, 1998, which raises substantial doubt about the Company’s ability to continue as a going concern.  Demetrius did not issue a report on the Company’s financial statements as of December 31, 2005 or for the year then ended.

During the fiscal years ended December 31, 2004 and 2005 and the period from January 1, 2006 to October 2, 2006, there were no disagreements with Demetrius on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Demetrius, would have caused it to make reference to the subject matter of the disagreement in connection with its report.

Effective February 5, 2007, the Company engaged KGS, LLP as its independent certified public accountants with respect to the fiscal years ended December 31, 2005 and 2006.  The Company’s Board of Directors approved the engagement of KGS, LLP.

ITEM 9A—CONTROLS AND PROCEDURES

a.)            Disclosure Controls and Procedures

The Company has evaluated, under the supervision and with the participation of the Company’s management including the Company’s Chairman, Chief Executive Officer who is also its Financial Officer.  The effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15 (e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Report.  Because of the inherent limitations in all control systems evaluation of controls can provide only reasonable assurance that all control issues and instances of fraud, if any, within the Company have been detected.  However, based on that evaluation, the Company’s Chairman and Chief Executive Officer who is also the Company’s Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Report at a reasonable assurance level.

b.)           Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the annual period ending December 31, 2006, that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART III

ITEM 10—DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position

Herbert Lindo	81	Director, Chairman of the Board, President, Treasurer, Chief Executive Officer and Chief Financial Officer

Joyce Clark	71	Director

Kit Wong	75	Director

Patrick J. Mc Devitt	65	Director

Edward Vietmeier	45	Director

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

Patrick J. Mc Devitt has been a licensed representative for Securities firms for the past seven (7) years. He retired in 2003 from the Securities business and joined his wife in the CPA business.  Mr. Mc Devitt devotes only a portion of his time to the business of Kenilworth.

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

Edward Vietmeier is a professional golfer and participates in major golf tournaments throughout the United States.  The immediate members of his family are substantial shareholders of our Company’s stock. Mr. Vietemeier devotes only a portion of his time to the business of Kenilworth.

David C. Satterfield was the former Chairman of the Board of Directors of the West Virginia Economic Development Authority with considerable operational oversight responsibility.  When Governor Bob Wise of West Virginia was elected, in November, 2000, Mr. Satterfield served as director of the transition team and Chief of Staff to the Governor until May 2001.  Prior to joining the Governor’s office Mr. Satterfield served as the Chief of Staff and Vice President for Institutional Advancement at West Virginia University in Morgantown, WV.  He functioned as chief advisor to the University’s president, as WVU’s primary government relations executive.  Mr. Satterfield resigned on September 6, 2006 when Kenilworth did not renew its Director’s Insurance.

Paul L. Nusbaum served as the Cabinet Secretary for the West Virginia Department of Health and Human Resources from January 17, 2001 until January 17, 2005 and was responsible for the entire operation of that government agency with its $2.5 Billion Budget and over 5,700 employees. Mr. Nusbaum currently provides professional management consulting services to a small group of health care clients and manages his personal private real estate holdings. Mr. Nusbaum devotes only a limited portion of his time to the business of the Registrant.  Mr. Nusbaum resigned on September 1, 2006 when Kenilworth did not renew its Director’s Insurance.

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

Code of Ethics

The Registrant has not yet adopted a written formal Code of Ethics. However, the Registrant’s Officers intend to comply with all honest and ethical requirements including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; full, fair, accurate, timely and understandable disclosure in reports and documents that the Registrant files with or submits to the Securities and Exchange Commission and in other public communications made by the Registrant; compliance with applicable governmental laws, rules and regulations; prompt internal reporting of any violations of the foregoing to an appropriate person and accountability for adherence of the foregoing. A formal Code of Ethics is expected to be adopted shortly and will be filed with the Securities and Exchange Commission.

ITEM 11 — EXECUTIVE COMPENSATION

a.)   The following table sets forth the exercise of options and SARs during the fiscal year ended December 31, 2006.

Aggregated Option/SAR Exercises in Last Fiscal Year
And FY-End Option/SAR Values

Number of
			securities underlying	Value of unexercised
			unexercised options/	in- the-money options
			SARS at FY-end (#)	SARS at FY-end($)
	Shares acquired		exercisable /	exercisable /
Name	on exercise (#)	Value realized($)	unexercisable	unexercisable
Herbert Lindo	5,000,000	$20,000	0	0

No options or SARs were granted during the year ended December 31, 2006.  Herbert Lindo exercised his five million (5,000,000) share Option on November 27, 2006.

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

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long term compensation
					Awards		Payout
				Other	Restricted	Securities	LTIP	All
Name and				annual	stock	underlying	payouts	other
principal position	Year	Salary ($)	Bonus ($)	compensation($)	award(s)($)	options/SARS (#)	($)	compensation($)
Herbert Lindo	2006	0	0	0	0	0	0	0
	2005	0	0	0	0	0	0	0
	2004	0	0	0	0	0	0	0
	2003	0	0	0	0	0	0	0

Herbert Lindo received no compensation during the past four (4) years and no Executive Officer received any compensation in excess of $100,000 during the past three (3) fiscal years.

ITEM 12 — SECURITY OWNERSHIP OF CETAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of March 15, 2006 the ownership with respect to each Executive Officer and Director and each person known to own beneficially more than five percent (5%) of the Company’s Common Stock.

The information provided in the table is based on Kenilworth’s records, information filed with the Securities and Exchange Commission and information provided to Kenilworth, except where otherwise noted.

The number of shares beneficially owned by each person, Director or Executive Officer is determined under rules of the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose.  Under such rules, beneficial ownership includes any shares as to which the individual has the right to acquire as of May 31, 2006 through the exercise of any stock option or other right.  Unless otherwise indicated, each person has sole voting and investment power (or shares such powers with his spouse) with respect to the shares set forth in the following table:

BENEFICIAL OWNERSHIP TABLE

		AMOUNT AND
		NATURE OF
NAME AND ADDRESS OF		BENEFICIAL	PERCENT OF
BENEFICIAL OWNER	TITLE OF CLASS	OWNERSHIP (1)	CLASS (1)
Herbert Lindo (1)	Common Stock	50,000,000	17.9%
185 Willis Avenue	$0.01 par value
Mineola, NY 11501

The total number of shares beneficially owned by all Directors and Executive Officers	Common Stock
	$0.01 par value	13,472,465	4.8%
		63,472,465	22.7%

The percent of class has been determined with 278,508,293 shares issued and outstanding on January 2, 2007.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

NONE

ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company has appointed KGS, LLP. as Independent Auditor’s for the fiscal year ending December 31, 2005 and 2006 and to restate the Company’s financials as A Development Stage Company as directed by the SEC.  Representatives of KGS, LLP. are expected to be present at the annual meeting and will have the opportunity to make a statement if they desire to do so and are expected to be available to respond to appropriate questions.

Fees Incurred by Kenilworth

Fees for professional services provided by the Company’s Independent Auditor, Demetrius & Company, LLC.  and KGS, LLP. are:

	2006	2005	2004/3
	Estimate
Audit Fees	$35,000	$75,000	$82,000

Audit fees are for professional services rendered in connection with the audit of the Company’s annual financial statements, the review of its quarterly financial statements and the restatements of the years 2003 and 2004 as A Development Stage Company. No other services were provided by Demetrius & Company, LLC. and KGS, LLP.

The Company has no Audit Committee.

PART IV

ITEM 15—EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  (1) Financial Statements

Consolidated balance sheets as of December 31, 2006 and 2005

Consolidated statement of operations and deficit for the periods ended December 31, 2006, 2005 and 2004

Consolidated statement of cash flows for the periods ended December 31, 2006, 2005 and 2004

Consolidated statement of changes in stockholders equity the years ended December 31, 2006, 2005 and 2004

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

In June 2003, the Madison Bank of Blue Bell, Pennsylvania returned two million (2,000,000) of the wrong fully distributed shares by Tappan Zee for cancellation to American Stock Transfer and Trust Company, Kenilworth’s Stock Transfer Agents.  Since the Madison Bank was complacent with Tappan Zee in the fraudulent seizure and auction of the shares, neither Herbert Lindo nor Kenilworth issued general releases to the Madison Bank, although the subsequent Madison Bank and Kenilworth Agreement provided for the releases.  The Company was desirous of having the two million (2,000,000) shares returned, reducing the claim against the Nassau County Sheriff’s Department and for future free distribution to Kenilworth’s shareholders on record on June 26, 2002 which were not made aware by the Sheriff of the Auction Sale.

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

10.3

Three (3) year lease with Police Benevolent Association (PBA) of Nassau County for office space at 185 Willis Avenue, Mineola, NY 11501 renewed to June 30, 2009 for approximately two thousand three hundred (2,300) square feet for two thousand six hundred dollars ($2,600) per month, plus adjustments for electricity and real estate taxes.

21.1	Subsidiaries of the Registrant:

Video Wagering Systems Corporation
Roulabette™ Nevada Corporation
Kenilworth Systems Nevada Corporation
Kenilworth U.K. Ltd.
Kenilworth Satellite Broadcasting Corporation, a Delaware Corporation
Satellite Gaming Consultants, Inc., a Delaware Corporation

23.1	Consent of KGS, LLP. Independent Auditor, when provided.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

REPORT ON FORM 8-K

On June 29, 2005 the Company reported on FORM 8-K:

ITEM 8.01   OTHER EVENTS

On June 27, 2005 Kenilworth Systems Corporation entered into an exclusive one (1) year Consulting Contract with Alfred J. Luciani, Esq. starting July 1, 2005.  Mr. Luciani is an authority in Native American casino regulations and “MegaBingo”, a linked, multi-state on-reservation bingo game offered by Native American casinos.  He will head the Company’s planned project to bring live in-progress “casino table game tournaments” from and between Native American on-reservation casinos.  Mr. Luciani resigned his position in December 2005.

On July 13, 2005 the Company reported on FORM 8-K:

ITEM 4.02   NON-RELIANCE ON PREVIOUSLY ISSUED FINANCIAL STATEMENTS

On June 17, 2005, Officers of the Company determined that the Company should restate its previously issued consolidated balance sheets, statements of operations and statements of cash flows for the fiscal years ended December 31, 2004, December 31, 2003 and December 31, 2002, the three month period ended March 31, 2005, and each of the three quarters in the periods ending September 30, 2004, September 30, 2003 and September 30, 2002, and concluded that such previously issued financial statements should no longer be relied upon.  The requirement was requested by the Securities and Exchange Commission in their comment letter dated April 17, 2003.

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

(c)  Herbert Lindo on November 21, 2005, assumed the position of Chief Executive Officer.  Herbert Lindo also holds the position of President, Chairman, Chief Financial Officer and Treasurer of Kenilworth Systems Corporation.  He has served as an Officer, Director and President of the Company since 1972 during which period he has devoted his full time to the affairs of the Company.  The appointment still requires the approval of the Board of Directors.  Herbert Lindo was previously married to Joyce Clark, a Director of the Company.  Mr. Lindo has no written agreements with the Company.

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

On April 18, 2006 the Company reported on FORM 8-K:

SECTION 8.01 — OTHER EVENTS

ITEM  9.01   FINANCIAL STATEMENTS AND EXHIBITS

(c)  Exhibits

The following exhibits are annexed hereto:

99.1   Press Release dated April 18, 2006

ANNUAL REPORT FURTHER DELAYED

MINEOLA, N.Y., April 18, 2006 — Kenilworth Systems Corporation (OTC Pink Sheets: KENS)……..Kenilworth Systems Corporation (“Kenilworth”) in an 8-K filing today reported that the Company’s Annual Report for the period ended December 31, 2005, after having filed an extension until April 17, 2006, will be further delayed for approximately two (2) weeks.

Herbert Lindo, Chairman and CEO stated the delay is caused by the extensive expenses incurred in continuing negotiations taking place in the Philippines with a Philippine government authorized agency, the acquisition of Lighthouse Supply and Services, Inc. in the Philippines, all of which require Independent Auditors confirmation and the lack of qualified staff personnel that left the Company in November 2005, which have not as yet been replaced.

As previously reported, the Company sustained a loss of $3,267,912 for the nine (9) month period ended September 30, 2005 which included a non-operating loss of $1,250,000. The Company expects these losses will continue until its “Roulabette® System” becomes acceptable to the worldwide Casino and Lottery Industry.

Roulabette® is the brand name, coined by the Company, for a method and system for placing wagers on live, in-progress casino table games broadcast to digital satellite and digital cable subscribers, such as Roulette, Dice, Baccarat and more, at sites remote from the actual casino table at which the game is taking place.

With the patented Roulabette® System, the actual wagering takes place at the receiving television set managed by the microprocessor installed in the set-top boxes (both cable and satellite) or as an attachment to the TV set. The wagering is not managed by the casino that broadcasts Roulabette®. It is a one-way transmission requiring only the consent of the receiving jurisdictions. The Roulabette® casino is next door, doesn’t have the costly bricks and mortar, and can be managed to prevent the under aged from participating and shut out the compulsive gamblers by using lotteries to manage the cash handlings.

On September 20, 2006 the Company reported on FORM 8-K:

ITEM 5.02  DEPARTURE OF DIRECTORS OR PRINCIPAL OFFICERS; ELECTION OF DIRECTORS; APPOINTMENT OF PRINCIPAL OFFICERS

(b)  Between September 1 and 6, 2006 Kenilworth Systems Corporation received notices from Paul Nusbaum and David Satterfield that they wished to resign as Directors of the Company as of August 28, 2006, when the Company did not renew the annual Director’s Insurance.  During the week ending September 25, 2006 we polled our remaining five (5) Directors who agreed to continue to serve the Company and approved the resignations of Mr. Nusbaum and Mr. Satterfield.

ITEM  9.01   FINANCIAL STATEMENTS AND EXHIBITS

(c)   Exhibits

The following exhibits are annexed hereto:

17.  Letters of Resignation from Paul Nusbaum dated September 1, 2006 and David Satterfield dated September 6, 2006

On November 27, 2006 the Company reported on FORM 8-K:

ITEM 5.01 OTHER EVENTS AND REGULATIONS:

Herbert Lindo, Chairman and Chief Executive Officer today exercised his Incentive Stock Options granted on November 27, 2001 and acquired five million (5,000,000) shares at the exercise price of $0.15 per share.

Mr. Lindo borrowed the $750,000 to exercise the Options from the Company, as provided in the Plan and pledged the shares as security for the loan.

Mr. Lindo stated that he exercised the Option to provide additional working capital of $750,000 for the Company, when he is able to sell the shares in expected private transactions, most likely to obtain substantially larger investments into the Company, at more acceptable per share prices than the present market price of Kenilworth shares at $0.035 per share.  Mr. Lindo has performed his services during the past fifteen (15) years without compensation and with the acquisition of the five million (5,000,000) shares, he now owns fifty million (50,000,000) shares of the Company’s Common Stock, par value one cent ($0.01) per share, which represents nineteen percent (19%) of the presently 262,588,579 shares issued and outstanding.  Mr. Lindo is believed to be the largest shareholder of Kenilworth stock.

Remainder of page intentionally left blank

To the Board of Directors of
Kenilworth Systems Corporation:

Effective February 5, 2007 the Company engaged KGS, LLP. as its independent Certified Public Accountants to Audit the Company’s financials for the years ended December 31, 2005 and 2006.

The Company has completed the financials but the Audit is not, as yet, completed.  After filing an automatic extension on March 27, 2007, we feel obligated to our shareholders to file the 2005/2006 Financials absent of the Auditor’s Opinion.

When the Audit is completed, which we expect to be within thirty (30) days, the Company will file a FORM 10K/A, explicitly pointing out any significant changes in our unaudited financials, if any, for ease of review.

Respectfully submitted,
Herbert Lindo, Chairman and CEO
April 25, 2007

The Independent Auditor’s Report will appear on this page when the Company will file the Amended FORM 10-K/A

KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31,

	2006	2005
		Unudited
ASSETS
CURRENT ASSETS
Cash	$49,995	$5,495
Prepaid expenses	75,000	280,000
Loan receivable	30,000	26,300
Receivable from Herbert Lindo	750,000

Total current assets	904,995	331,795

PROPERTY AND EQUIPMENT—NET	31,878	49,010

PATENT COSTS—NET (Note 6)	0	76,763

SECURITY DEPOSIT	9,422	9,422

TOTAL ASSETS	$946,295	$446,990

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$311,358	$224,842
Payroll taxes payable	141,000	43,878
Loans payable—including accrued interest	33,787	—
Loans payable—automobile	750	2,820

Total current liabilities	486,895	271,540

COMMITMENTS AND CONTINGENCY- see notes

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock - par value $.01 per share; authorized 2,000,000 shares; no shares issued and outstanding		—
Common stock - par value $.01 per share; authorized 500,000,000 shares; issued and outstanding 278,508,293 and 200,036,249 shares, respectively	2,785,082	2,000,362
Additional paid-in capital	30,419,215	29,859,456
Accumulated deficit	(32,744,897)	(31,894,818)

TOTAL STOCKHOLDER’S EQUITY	459,400	175,450

TOTAL STOCKHOLDER’S LIABILITIES AND EQUITY	$946,295	$446,990

The accompanying notes are an integral part of these consolidated financial statements.

KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

				PERIOD FROM
				NOVEMBER 24, 1998
	YEARS ENDED	YEARS ENDED	YEARS ENDED	TO
	DECEMBER 31, 2006	DECEMBER 31, 2005	DECEMBER 31, 2004	DECEMBER 31, 2005
		Restated	Restated	Restated
Expenses
Selling, general and administrative	$850,079	$3,815,302	$1,488,716	$5,778,211

Other income (expenses)
Interest income	—	—	121	922
Interest expense	—	—	(371,701)	(757,250)

Total other income (expense)	0	0	(371,580)	(756,328)

Net loss	$(850,079)	$(3,815,302)	$(1,860,296)	$(3,559,947)

Basic and diluted loss per share	$(0.003)	$(0.02)	$(0.01)	$(0.04)

Weighted average number of shares outstanding	278,508,293	200,036,246	124,364,335	80,202,501

The accompanying notes are an integral part of these consolidated financial statements.

KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

				PERIOD FROM
				NOVEMBER 24, 1998
	YEARS ENDED	YEARS ENDED	YEARS ENDED	TO
	DECEMBER 31, 2006	DECEMBER 31, 2005	DECEMBER 31, 2004	DECEMBER 31, 2005
		Restated	Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(850,079)	$(3,815,302)	$(1,860,296)	$(5,780,380)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	17,132	13,205	9,647	29,809
Amortization of patent (Note 6)	—	7,552	5,745	22,980
Accretion of convertible debt discount	—	—	—	72,656
Beneficial conversion feature		556,653	368,640	1,113,484
Common stock issued for services	1,024,205	1,723,000	855,449	2,920,564
Common stock issued to induce debt conversion	—	776,250	—	839,526
Common stock issued for interest due on notes payable	—	—	—	8,501
Accrued interest transferred to capital	—	—	3,048	4,209
Other	—	—	—	21,100
Increase (decrease) in cash attributable to changes in assets and liabilities:	—
Prepaid expenses	(75,000)	(280,000)	(93,750)	(280,000)
Accounts payable and accrued expenses	345,895	271,540	87,458	218,772
Payroll taxes payable	141,000	43,878	24,056	59,522

Net cash used in operating activities	603,153	(703,224)	(600,003)	(1,368,520)

CASH FLOWS FROM INVESTING ACTIVITIES
Payment of loan receivable—stockholder	—	—	—	(4,000)
Proceeds from loan receivable—stockholder	—	20,000	4,000	4,000
Payment of patent costs (Note 6)	—	(8,000)	(17,602)	(66,639)
Purchase of property and equipment	0	(12,147)	(42,128)	(58,567)
Security deposit	9,422	(9,422)	(4,250)	(9,422)

Net cash used in investing activities		(9,569)	(59,980)	(129,456)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans payable—stockholders	(3,700)	—	—	60,000
Repayment of loans payable—stockholders		—	—	(10,000)
Proceeds from loans payable—related parties	16,000	—	—	141,137
Repayment of loans payable—related parties	17,787	—	(112,017)	(116,017)
Proceeds from convertible notes	623,000	922,500	652,000	1,275,361
Proceeds from sale of common stock	10,000	—	95,000	122,500
Proceeds from stock subscriptions receivable	—	—	25,000	25,000

Net cash provided by financing activities	663,087	423,554	659,983	1,497,981

Net change in cash		—	—	5
Cash—beginning of year	44,500	5	5	—

Cash—end of year	$49,995	$5,495	$5	$5,495

Supplemental disclosure of non-cash activities:

Common stock issued for patent costs	$0	$—	$—	$10,000
Exchange of loans payable for convertible notes payable	$18,000	$—	$15,000	$50,000
Conversion of notes payable to common stock	$623,000	$1,723,000	$682,000	$2,986,500
Cancellation of stock subscriptions receivable	$	$29,000	$29,000	$29,000
Common stock issued for subscriptions receivable	$	$—	$15,000	$71,500

The accompanying notes are an integral part of these consolidated financial statements.

KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS
OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	COMMON STOCK		ADDITIONAL	STOCK	DEFICIT ACCUMULATED DURING THE
	SHARES	PAR VALUE	PAID-IN CAPITAL	SUBSCRIPTIONS RECEIVABLE	DEVELOPMENT STAGE	STOCKHOLDERS’ DEFICIT
Balances — December 31, 2003 Restated	104,388,594	1,043,886	24,825,260	(54,000)	(26,078,770)	(263,624)

Common stock issued for stock subscription receivable	(15,000)	(15,000)

Receipt of stock subscription receivable	—	—	—	25,000	—	25,000

Cancellation of stock subscription receivable	—	—	(29,000)	29,000	—	—

Common stock issued for services	17,072,651	170,726	684,723	—	—	855,449

Sale of common stock	2,350,000	23,500	71,500	—	—	95,000

Accrued interest on convertible notes transferred to capital upon conversion	—	—	3,048	—	—	3,048

Conversion of notes payable to common stock	13,740,000	137,400	544,600	—	—	682,000

Value attributed to beneficial conversion feature of convertible notes	—	—	368,640	—	—	368,640

Net loss accumulated during the development stage	—	—	—	—	(1,860,296)	(1,860,296)

Balances — December 31, 2004	137,551,245	$1,375,512	$26,468,771	$(15,000)	$(27,939,066)	$(109,783)

Common stock issued for services	45,885,000	458,850	2,808,825

Common stock issued in connection with convertible notes	15,428,000	154,280	539,980	694,260

Sale of common stock	1,172,001	11,720	41,880	52,724

Write-Off					(140,450)	(140,450)

Net loss accumulated during the development stage					(3,815,302)	(3,815,302)

Balances — December 31, 2005	200,036,246	$2,000,362	$29,859,456	$(15,000)	$(31,894,818)	$(31,894,818)

Common stock issued for services	60,426,047	604,426	419,779

Common stock issued in connection with convertible notes	17,646,000	176,646	139,940

Sale of common stock	400,000	400	40

Net loss accumulated during the development stage					(850,079)	(850,079)

Balances — December 31, 2006	278,508,293	2,785,082	$30,419,215	0	(32,744,897)	(32,744,897)

The accompanying notes are an integral part of these consolidated financial statements.

KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - THE COMPANY AND NATURE OF BUSINESS

Kenilworth Systems Corporation (the “Company”) was incorporated in New York in April 1968 and is currently engaged in the development and eventual by outsourcing the manufacture the terminals that will permit individuals to play along with live in-progress casino table games at locations outside the casino confines (remote locations).  Games will be available via TV simulcast of digital satellite and digital cable broadcasts to individuals at homes and offices and wherever television sets are located around the world.  The Company’s business remains in continuous development stage although it completed a nine million dollar ($9,000,000) contract with the Totalizator Agency Board (“TAB”), a state government agency of Victoria, Australia, while being in voluntary bankruptcy reorganization under Chapter 11, of the United States Bankruptcy Code. Successful execution of its business plan is dependent up such factors as: the ability to raise substantial capital and assemble a skilled and experienced management team, obtaining regulatory approval from gaming authorities and other governmental bodies, customer acceptance of a new experience in casino gaming, and technological feasibility.

These challenges create uncertainty as to the Company’s ability to operate as a going concern and could result in the termination of its business.  Management continues to develop a wagering system that allows casino patrons and individuals outside the casino to play and wager along with live casino table games. The first step in the plan is to conduct testing. Unless the Company is able to obtain sufficient funds, none of the tests and initial development work can commence. The Company will attempt to obtain the necessary funding by offering its Common Stock or Preferred Stock to private investors.

If initial testing is successful, the second step is to obtain, if required, the appropriate licenses from gaming control regulators in the various venues the Company intends to offer its system. Upon successful testing, the Company intends to seek financing from banking sources for the manufacture of a microprocessor that will be installed in digital set top boxes and digital cable boxes, when necessary.  These appliances will then be able to convert an ordinary television set into a computer terminal using the TV set as the monitor for remote casino game play and wagering. This technology is protected by the Company’s recently issued patents (see Note 6).

The accompanying financial statements have been prepared assuming the Company is a going concern and do not reflect adjustments, if any that would be necessary if the Company were not a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The consolidated financial statements include the accounts of Kenilworth Systems Corporation and its wholly owned subsidiaries: Video Wagering Systems Corporation, Roulabette™ Nevada Corporation, Kenilworth Systems Nevada Corporation, Kenilworth U.K. Ltd., Kenilworth Satellite Broadcasting Corporation and Satellite Gaming Consultants, Inc., both Delaware Corporations. None of the subsidiaries has any significant assets or liabilities.

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

KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Cash and cash equivalents

The Company considers all highly liquid debt instruments with an original maturity of three months or less when purchased to be cash equivalents.  There were cash equivalents at December 31, 2006 and 2005.

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

Income taxes

Income taxes are accounted for under the asset and liability method specified by SFAS No. 109, “Accounting for Income Taxes.”  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases and operating loss and tax credit carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled.

Fair value of financial instruments

Financial instruments reported in the balance sheet consist of accounts payable and loans payable, the carrying value of which approximated fair value at December 31, 2006 and 2005.  The fair value of the financial instruments disclosed are not necessarily representative of the amount that could be realized or settled nor does the fair value amount consider the tax consequences of realization or settlement.

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

KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Loss per share

Basic loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding, plus the weighted average number of net shares that would be issued upon the exercise or conversion of dilutive securities, such as stock options and warrants, and convertible debt.  There were no dilutive securities outstanding as of December 31, 2006, 2005 and 2004.  Accordingly, diluted loss per share for 2006, 2005 and 2004 is the same as basic loss per share.

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

From February 1991 through September 1998, the Company was inactive. In September 1998 a United States Bankruptcy Judge in the Eastern District of New York approved the Final Report and Accounts submitted by the Chapter 7 Trustee of the Estate of Kenilworth and after obtaining approval from the U.S. Trustee, Kenilworth made a one hundred percent (100%) cash distribution to the creditors and paid in full all administrative fees and expenses. The Company exited from Bankruptcy on September 28 1998 with no assets and no liabilities. For the period September 29, 1998 through November 23, 1998 the Company was in the process of monitoring the payments by check to the creditors. No other activity occurred during that period.  Effective, November 24, 1998, the Company commenced its present plans.

NOTE 4 - PREPAID EXPENSES

Prepaid expenses consist of the unamortized value of stock issued to directors for the twelve-month service period ending September 30, 2007.  The balance will be amortized on a straight-line basis over the remaining term.

KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	2006	2005

Office equipment	$18,800	$18,800
Leasehold improvements	21,000	21,000
Furniture and fixtures, automobile	35,620	35,620

	75,420	75,420
Less: Accumulated amortization	43,542	26,410
Total property and equipment, net	$31,878	$49,010

NOTE 6 - PATENT

The Company owns a patent for technology that will enable it to provide real-time transmission of roulette and other game play from live tables at a casino facility.  Prior to December 31, 2006, the costs incurred in connection with the submission and approval of the patent application has been capitalized.  A U.S. patent was awarded in June 2003.  The Company previously amortized patent costs.  On December 31, 2006, the Company elected to write-off all patent costs to meet generally accepted accounting principles (GAAP).  The $81,604 of accrued costs was charged against capital.

NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	2006	2005

Legal and other professional fees	$46,152	$22,137
Payroll Taxes (approximately, including penalties)	141,000	43,878
Other	299,743	205,525

	$486,895	$271,540

NOTE 8 - LOANS PAYABLE

2006:

During the year, the Company borrowed from two (2) shareholders, $30,000 and $16,000 with annual interest payments of eight percent (8%) and twelve percent (12%), respectively.  The $30,000 loans were reduced on January 16, 2007 to $17,745, including interest, and the $16,000 loan the Company paid all accrued interest to December 16, 2006.

NOTE 9 - CONVERTIBLE PROMISSORY NOTES

During 2006, 2005 and 2004, respectively, the Company sold to various private investors $765,400, $776,250 and $652,000 principal amount of Convertible Promissory Notes bearing interest at rates ranging from 4.00% to 10.00% per annum.  The Notes had a one-year term and were immediately convertible at the option of the note holder into shares of restricted common stock based on conversion prices ranging from $.05 per share.  All Notes issued in 2006, 2005 and 2004 were converted into a total of 20,356,000, 15,525,000 and 13,740,000 common shares, respectively.  The issuance of the Notes gave rise to a beneficial conversion feature (BCF) in the amount of: none in 2006, $368,640 in 2005 and $188,191 in 2004, reflecting the benefit of conversion prices that were below the market price of the Company’s common stock.  The BCF was charged in full to operations on the respective issuance dates of the Notes with an offsetting credit to additional paid-in capital.  The Company accounts for BCF under the recognition and measurement principles of Emerging Issues Task Force (EITF) 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios to Certain Convertible Instruments” and EITF-00-27, “Application of EITF Issue 98-5.

NOTE 10 - INCOME TAXES

The provision for income taxes consists of the following:

Years ended December 31,
	2006	2005	2004

Current:
Federal	$—	$—	$—
State	—	—	—
	—	—	—

Deferred:
Federal	—	—-	—
State	—	—	—
	—	—	—

Provision for income taxes	$—	$—	$—

The Company did not have any revenue from operations since exiting Bankruptcy Proceedings in September 1998.

Remainder of page intentionally left blank

The effective income tax rate differed from the U. S. federal statutory rate as follows:

	Years ended December 31,
	2006	2005	2004

Federal income tax benefit at statutory rate	$ N/A	$ N/A	$(486,000)
State income taxes, net of federal benefit	N/A	N/A	(86,000)
Increase in valuation allowance	N/A	N/A	572,000

	$—	$—	$—

The difference between the U. S. federal tax rate and the Company’s effective tax rate in 2004, 2003 and 2002 is due primarily to changes in the valuation allowance related to the net deferred tax asset, offset by certain nondeductible expenses.

The major sources of temporary differences and their deferred tax effect are as follows:

Deferred tax assets:

	2006	2005

Net operating losses	$850,079	$3,875,302
Less: Valuation allowance	—	—

Net deferred tax assets	$850,079	$3,815,302

The benefits of net operating losses will not be recognized until management determines that realization is more likely than not to occur.  Accordingly, management has established a valuation allowance to offset the tax benefits of net operating losses for all periods presented.  At December 31, 2006, the Company had net operating loss carry-forwards of approximately $20,000,000, expiring through 2024. Utilization of NOL carry-forwards may be limited under various sections of the Internal Revenue Code depending on the nature of the Company’s operations.

NOTE 11 - COMMITMENT

Operating lease

The Company rents approximately 2,300 square feet of office space in Mineola, NY under a lease expiring in May 2009.  Annual rent is approximately $35,000, payable monthly.  The lease also requires the Company to pay its share of increases in real estate taxes, operating costs and repairs over the base year amounts.  Following is a schedule of minimum lease payments required under the lease.

Year ending December 31,

2006	$33,000
2007	35,000
2008	38,000
Total	$106,000

Rent expense for the years ended December 31, 2006, 2005 and 2004 was $33,000, $31,000, and $30,000, respectively.

NOTE 12 - RELATED PARTY TRANSACTIONS

On November 27, 2006 Herbert Lindo, the Chairman and Chief Executive Officer exercised a five million (5,000,000) share option for seven hundred fifty thousand dollars ($750,000) at fifteen cents ($0.15) per share pursuant to the Company’s Performance and Equity Plan.  The price per share was the price for the Option which would have expired on the following date.  The average market price of the Common Stock for the thirty (30) days prior to November 27, 2006 was high: $0.05, low: $0.03.

NOTE 13 - STOCKHOLDERS’ DEFICIT

Authorized shares

The Company is authorized to issue up to 500,000,000 shares of Common Stock and up to 2,000,000 shares of Preferred Stock.  Both classes have a par value of $.01 per share.  The rights and preferences of the preferred shares will be designated by the Board of Directors.

Sales of unregistered common stock

In fiscal 2006, the Company raised $765,400 from the sale of 20,356,000 shares of common stock to a group of private investors at a price of approximately $0.037 per share.

Loan receivable

At December 31, 2006, shareholders owed $14,000 and $4,000, respectively, on balances due for the purchase of common stock and a consultant owes $12,000 on a Promissory Note guaranteed by Herbert Lindo, the Chairman and Chief Executive of the Company.

Common shares issued for services

2006: The Company issued approximately 58,116,044 restricted shares to investors and for services rendered for $1,829,000.

2005: The Company issued approximately 110,000,000 restricted shares to investors and for services rendered for $1,859,300.

Remainder of page intentionally left blank

Conversion of Notes and related transactions

During 2006, 2005 and 2004, the Company issued 20,356,000, 13,740,000 and 6,081,447 shares, respectively, upon conversion of the Notes.

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

In August 2001, administrators of the Plan granted 5,000,000 NQSOs to Herbert Lindo, the Company’s President, and 500,000 NQSOs to Maureen Plovnick, an employee.  The options have a five-year term, an exercise price of $.15 per share and immediate vesting.  There have been no other Plan transactions since these grants.  Mr. Lindo exercised his 5,000,000 share option on November 27, 2006.  A remaining option for 500,000 shares expired.  No new options have been granted.

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

Remainder of page intentionally left blank

The cumulative impact of these restatements increases the deficit accumulated during the development stage by $55,308, and increases the total stockholders’ deficit by $719,471.

The following table summarizes the annual consolidated statements of operations and balance sheet data for the periods indicated, giving effect to the restatement described above:

	Year Ended December 31,
	2004		2003		2002
	Previously Reported	Restated	Previously Reported	Restated	Previously Reported	Restated
STATEMENT OF OPERATIONS DATA
Selling, general and administrative	$1,434,361	$1,488,716	$832,168	$474,193	$660,289	$361,400
Interest income	—	121	—	113	—	81
Interest expense	—	(371,701)	—	(294,149)	—	(23,570)
Net loss	(1,434,361)	(1,860,296)	(832,168)	(768,229)	(660,289)	(384,889)
Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.008)	$(0.01)	$(0.007)	$(0.01)

	Year Ended December 31,
	2004		2003		2002
	Previously Reported	Restated	Previously Reported	Restated	Previously Reported	Restated
BALANCE SHEET DATA
Prepaid expenses	$198,300	$93,750	$187,500	$—	$232,544	$—
Loan receivable—stockholders	142,000	—	50,000	4,000	—	—
Total current assets	409,458	93,755	244,636	4,005	242,615	—
Patent—net	329,917	68,763	336,100	56,905	—	16,547
Total assets	789,795	203,631	593,038	65,292	255,878	22,517
Loans payable—related parties	—	25,120	—	137,137	—	66,161
Total current liabilities	180,107	313,414	274,346	328,916	107,458	231,029
Deficit accumulated during the development stage	(27,883,758)	(27,939,066)	(26,449,397)	(26,078,770)	(25,617,229)	(25,310,541
Total stockholders’ equity (deficit)	609,688	(109,783)	318,692	(263,624)	148,420	(208,512

NOTE 15 - SUBSEQUENT EVENTS

The Company, through April 15, 2007 has issued 37,817,715 Restricted Shares for conversion of Notes and issuance of services rendered.  The total includes the issuance of 5,000,000 shares to Herbert Lindo, the Chairman and Chief Executive Officer, in connection with exercising his stock option on November 27, 2006.

The Company through June 30, 2005 has issued 73,182,000 Restricted Shares for the conversion of Notes and issuance of shares for services rendered.  The total includes the issuance of 45,000,000 shares owed to Herbert Lindo, the Chairman and Chief Executive Officer.

On February 14, 2007, the Company issued 2,500,000 shares to a consultant for services rendered through the year from February 14, 2006 to February 14, 2007.

In October 2006, the Company entered into two (2) consulting agreements for a two (2) year term as compensation, the consultants each received 2,000,000 shares of restricted common stock upon signing.

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

Remainder of page intentionally left blank

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

NAME	TITLE	DATE

/s/ HERBERT LINDO	Director	April 25, 2007
Herbert Lindo

/s/ JOYCE CLARK	Director	April 25, 2007
Joyce Clark

/s/ KIT WONG	Director	April 25, 2007
Kit Wong

/s/ PATRICK J. MCDEVITT	Director	April 25, 2007
Patrick J. McDevitt

/s/ EDWARD VIETMEIER	Director	April 25, 2007
Edward Vietmeier