Form 10-Q
period 2007-03-31
KENILWORTH SYSTEMS CORP
filed 2007-05-10
CIK 55234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 OR 15(D) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practical date.

The number of shares of common stock, $.01 par value of the Registrant outstanding as of March 31, 2007 was 287,594,294.

Table of Contents

KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

INDEX

Part I.	Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets (unaudited) - March 31, 2007 and December 31, 2006	4

	Condensed Consolidated Statements of Operation (and Deficit) (unaudited) - Three months ended March 31, 2007 and 2006, and the period from inception, as a Development Stage Company, to March 31, 2007	5

	Condensed Consolidated Statements of Cash Flows (unaudited) - Three months ended March 31, 2007 and 2006, and the period from inception, as a Development Stage Company, to March 31, 2007	6

	Condensed Notes to Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Part II.	Other Information

Item 1.	Description of Business	9

Item 2.	Legal Proceedings	15

Items 3,4,5,6		15

Item 7.	Exhibits	15

Signature		16

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

RISKS

Specific reference is made to each of the risks described in Item 7 in Part II of the Form 10-K for December 31, 2006 under the discussion “Cautionary Statement For Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995 and Risk Factors”. Reference is also made to future filings under Forms 10-Q and Forms 10-K and filings under the Securities Exchange Act of 1934 as amended and as may be applicable under the Securities Act of 1933 as amended.

INTRODUCTORY NOTE

This Form 10-Q is being filed as a “Development Stage Company” from the period beginning November 24, 1998 to the present at March 31, 2007, including a charge in the amount of $4,256,926, which was the amount the Company disbursed on September 28, 1998 to exit from Chapter 7 Bankruptcy Proceedings.

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

During the period ended March 31, 2007 and 2006, the Company made certain adjustments to the number of shares outstanding which did not require capital changes.

KENILWORTH SYSTEMS CORPORATION
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

	March 31, 2007	December 31, 2006

ASSETS
CURRENT ASSETS
Cash	$4,198	$49,995
Prepaid expenses	50,000	75,000
Loan receivable — including from stockholders	30,000	30,000
Receivable from Herbert Lindo (Note 8)	750,000	750,000

TOTAL CURRENT ASSETS	834,198	904,995

PROPERTY AND EQUIPMENT — NET	28,690	31,878

SECURITY DEPOSIT	9,422	9,422

TOTAL ASSETS	$872,310	$946,295

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$275,787	$311,358
Payroll taxes payable (Note 7)	141,000	141,000
Loans payable – including accrued interest	34,632	33,787
Loans payable — automobile	500	750

TOTAL CURRENT LIABILITIES	451,919	486,895

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock - par value $.01 per share; authorized 2,000,000 shares; no shares issued and outstanding
Common stock - par value $.01 per share; authorized 500,000,000 shares; issued and outstanding 287,594,294 and 278,508,293 shares, respectively	2,875,942	2,785,082
Additional paid-in capital	30,508,133	30,419,215
Accumulated deficit	(32,963,684)	(32,744,897)

TOTAL STOCKHOLDER’S EQUITY	420,391	459,400

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$872,310	$946,295

The accompanying notes are an integral part of these financial statements.

KENILWORTH SYSTEMS CORPORATION
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
ACCUMULATED DURING DEVELOPMENT STAGE
FOR THE THREE MONTHS ENDED MARCH 31,
(Unaudited)

	Three months ended March 31,		Period from November 24, 1998 to
	2007	2006	March 31, 2006
Revenues
Sales	0	0	0

Expenses
Selling, general and administrative	$218,787	$349 ,088	$8,449,455

Other income (expenses)
Interest income	—	—	922
Interest expense	—	—	(811,312)

Total other income (expense)	—	—	(810,390)

Net loss	$(218,787)	$(349,088)	$(8,668,242)

Basic and diluted loss per share	(0.0001)	(0.0016)

Weighted average number of shares outstanding	287,594,294	213,321,462

KENILWORTH SYSTEMS CORPORATION
AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months ended March 31		Period from November 24, 1998 to
	2007	2006	March 31, 2006
Cash flows from operating activities
Net loss	$(218,787)	$(349,088)	$(4,124,400)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	3,188	3,301	23,141
Amortization of patent	—	1,888	11,087
Accretion of convertible debt discount		—	72,656
Beneficial conversion feature	—	—	669,097
Common stock issued for services	37,500	325,000	7,748,660
Common stock issued to induce debt conversion	136,100	164,000	6,145,276
Common stock issued for interest due on notes payable	—	—	8,501
Accrued interest transferred to capital	—	—	4,270
Other			21,100
Increase (decrease) in cash attributable to changes in assets and liabilities:
Prepaid expenses	(110,000)	160,000	153,750
Loan receivable	23,700	(6,300)	(6,300)
Accounts payable and accrued expenses	(101,919)	(173,868)	184,092
Payroll taxes payable	(53,244)	87,756	87,756

Net cash used in operating activities	(283,462)	(212,689)	(212,689)

Cash flows from investing activities
Payment of loan receivable-stockholder	—	—	(4,000)
Proceeds from loan receivable-stockholder	—	—	4,000
Payment of patent costs	—	(7,200)	(67,026)
Purchase of property and equipment	—	—	(58,567)
Security deposit	(9,422)	(9,422)	(4,250)

Net cash used in investing activities	(283,462)	(16,622)	(113,221)

Cash flows from financing activities
Proceeds from loans payable – stockholders	30,000	—	85,000
Payment of loans payable – stockholders	—	—	(10,000)
Proceeds from loans payable - related parties	—	—	154,137
Repayment of loans payable - related parties	34,632	—	(137,967)
Proceeds from convertible notes payable			1,400,361
Proceeds from sale of common stock	136,100	325,000	457,600
Proceeds from stock subscriptions receivable	—	154,000	40,000

Net cash provided by financing activities	136,100	64,732	1,728,763

Net change in cash			3,334

Cash - beginning of period	49,995	3,334	—

Cash - end of period	$4,198	$3,777	$3,334

Supplemental disclosure of non-cash activities:
Common stock issued for patent costs	$—	$—	$10,000
Exchange of loans payable for convertible notes payable	$—	$—	$50,000
Conversion of notes payable to common stock	$136,100	$—	$1,388,500
Conversion of loan payable - related party to common stock	$750,000	$—	$16,170
Cancellation of stock subscriptions receivable	$—	$—	$29,000
Common stock issued for subscriptions receivable	$—	$20,000	$71,500

The accompanying notes are an integral part of these financial statements.

KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Kenilworth Systems Corporation and subsidiaries (“Kenilworth”) beginning as of January 1, 2007 contain all adjustments (consisting of only normal accruals) necessary to present fairly the consolidated balance sheets as of March 31, 2007 and December 31, 2006 and the related statements of operations and cash flows for the three (3) month periods ended March 31, 2007 and 2006.  These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on FORM 10-K.

The results of operations for the three (3) month period ended March 31, 2007 are not necessarily indicative of the results for the entire year ending December 31, 2007.

NOTE 2 - THE COMPANY AND NATURE OF BUSINESS

Kenilworth Systems Corporation (the “Company”) was incorporated in New York in April 1968 and since exiting from bankruptcy proceedings now plans to be engaged in the business of developing and having terminals and other equipment manufactured and design systems that permit individuals from remote locations, to play along with live, in-progress casino table games via TV (simulcast) Satellite, Internet and Cable Broadcasts around the world.

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

NOTE 4 - GOING CONCERN UNCERTAINTY

As indicated in Note 2, the Company exited from Chapter 7 in September 1998 and has not yet commenced revenue producing operations. These factors create uncertainty as to the Company’s ability to operate as a going-concern and continue in business. Management plans to develop a wagering system that allows casino patrons and individuals outside the casino to play along remotely with live in-progress casino table games. The Company plans to obtain the necessary funding by offering its Common Stock, Senior Cumulative Convertible Preferred Shares and/or continue to sell Convertible Promissory Notes in private placements. There can be no assurances the Company can be successful in obtaining such financing.

The accompanying financial statements have been prepared assuming the Company is a going-concern and do not reflect adjustments, if any that would be necessary if the Company were not a going-concern.

NOTE 5 - CONVERTIBLE PROMISSORY NOTES

During the quarters ended March 31, 2007 and March 31, 2006 respectively, the Company sold to various private investors $136,100 and $154,000 principal amount of Convertible Promissory Notes bearing interest at rates ranging from 4.00% to 8.00% per annum.  The Notes had a one-year term and were immediately convertible at the option of the noteholder into shares of restricted common stock based on conversion prices ranging from $.05 to $.10 per share.  All Notes issued in the quarters ended March 31, 2007 and March 31, 2006 were converted into a total of 10,786,001 and 12,582,000 common shares, respectively.

NOTE 6 - NON CASH TRANSACTIONS

Common shares issued for services

2007:

The Company issued 750,000 shares as compensation for services rendered during the first quarter period ended March 31, 2007.  The services were valued at $37,500.

2006:

The Company issued 26,500,000 shares as compensation for services rendered during the first quarter period ended March 31, 2006.  The services were valued at $403,662.

NOTE 7 – PAYROLL TAXES PAYABLE

The Company has made arrangements with the Internal Revenue Service (IRS) and the New York State Department of Taxation to pay approximately $141,000 in past due payroll taxes, including all penalties and interest accrued during the years 2006 and 2005, by the end of the calendar year 2007.  The agreements provide that the Company must pay all present taxes, when due, and payments must remain current in 2007.

NOTE 8 - RECEIVABLE FROM HERBERT LINDO

On November 27, 2006 Herbert Lindo, the Chairman and Chief Executive Officer exercised a five million (5,000,000) share option for seven hundred fifty thousand dollars ($750,000) at fifteen cents ($0.15) per share pursuant to the Company’s Performance and Equity Plan. The price per share was the price for the Option which would have expired on the following date. Mr. Lindo does not own any other Options pursuant to the Plan. The average market price of the Common Stock for the thirty (30) days prior to November 27, 2006 was high: $0.05, low: $0.03. As provided in the Plan, Herbert Lindo borrowed the seven hundred fifty thousand dollars ($750,000) from the Company and pledged the five million (5,000,000) and other shares he owns, as collateral for the loan. The five million (5,000,000) shares have been issued as restricted shares.

NOTE 9 - SUBSEQUENT EVENTS

Subsequent to March 31, 2007, the Company raised an additional $80,000 from the sale of Convertible Promissory Notes.

Subsequent to March 31, 2007, the Company issued 3,440,000 shares for consultants for services rendered.  The consultant fees and services were valued at $167,000.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Since we exited from bankruptcy proceedings on September 23, 1998 we have had no revenues from operations. We sustained substantial losses from general administrative expenses amounting to $850,079 and $3,815,302 in year 2006 and 2005 and for the three-months ended March 31, 2007 we sustained losses amounting to $218,787 compared to a loss of $349,088 for the quarter ending March 31, 2006. Kenilworth has had no revenues from operations during the past fifteen (15) years and there can be no assurances that it will ever have revenues from present planned operations.

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

PART II

ITEM 1—DESCRIPTION OF BUSINESS

Kenilworth Systems Corporation hereinafter referred to as “Kenilworth”, the “Company” or “we”, was incorporated on April 25, 1968 under the laws of the State of New York.  Kenilworth has been a publicly traded Company since August 1968 formerly on the National NASDAQ Market, presently on the OTC Pink Sheet Market since exiting from bankruptcy proceedings in September 1998.  Kenilworth is now being presented as a Development Stage Company.

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

Kenilworth titled the overall project “Roulabette™”.  There are thirty-eight million (38,000,000) satellite and seventy-three million (73,000,000) cable TV subscribers in the United States and more than five hundred million (500,000,000) subscribers throughout the rest of the industrialized world (“The Market”).  On average, households in the U.S. have three (3) TV’s.  (It is important since the satellite and cable companies will charge a separate fee for transmitting the table games).  Public gathering places can accommodate (be able to network) up to one thousand (1,000) or more TV sets with a single satellite receiving dish, direct cable connections, or streamed via the Internet.  With wagering possible in homes, hotel rooms, resort rooms, pubs, restaurants, race tracks and other public gathering places, the Company believes it will become a more than $500 billion net win Market within five (5) years throughout the industrialized world (by the year ended 2012).

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

To conduct permanent broadcasts Kenilworth believes it will require a minimum of ten million dollars ($10,000,000) and there are no assurances we will ever be able to obtain any of such money. At present, the Company does not have the funds readily available but hopes to obtain same, from investors, as soon as Kenilworth can commence broadcasting from a casino in the United States or other casinos throughout the world.

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

SUMMARY:

(1.)          Kenilworth continues to fine tune its patented technology dubbed Roulabette™.  It now plans to “outsource” the manufacturing of all the components instead as formerly manufacture some of the equipment in its 26,000 square foot facility located in Melville, NY.  Roulabette™ would allow casino patrons and other players to play along with live in-progress casino table games such as Roulette, Craps and Baccarat and more via digital satellite, digital cable television or Internet broadcasts (simulcasts) emanating from strictly regulated casinos located in the United States and other locations around the world, to self-sufficient computer terminals dubbed “Roulabette™ Slots” and digital satellite, cable TV set top boxes or the Internet in countries that permit Internet gaming. The Roulabette™ terminal is a proposal intended to be built and there can be no assurances that it will ever be built.  The microprocessors to be installed in the TV set top boxes have not been designed. We have as at December 31, 2006, no firm agreements, customers, or proposals for any future business and there can be no assurances that we will ever have same. Reference is also made to each of the “Risk Factors” that are set forth in Item 7.

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

In July 2006, PAGCOR’s Board of Directors approved to commence the first live, in-progress casino table game broadcasts to emanate from the new (August 2005) Hyatt Hotel & Casino in Manila, Philippines.

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

After we obtain permission to play Roulabette™, of which there can be no assurances, in a given state and engage a wager management organization in order to promote digital satellite and interactive television to the state’s residents, Kenilworth would install the eighteen (18) inch dish antenna and converter box required to receive digital TV programming and interactive TV at its own cost, if the subscriber opens a Roulabette™ wagering account for two hundred dollars ($200). In addition, Kenilworth would pay the monthly subscription fees to view all digital TV programming offered and the Internet service provider (ISP) subscription fee if the customer wagers at least one hundred twenty dollars ($120) each month — win, lose, or draw — makes no difference.  In the U.S. the contracts would be financed by satellite carriers such as EchoStar and DirecTV.

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

Item 2.    LEGAL PROCEEDINGS:

None

Item 3.    CHANGE IN SECURITIES:

None

Item 4.    DEFAULT UPON SENIOR SECURITIES:

None

Item 5.    SUBMISSION OF A MATTER TO A VOTE OF SECURITIES HOLDERS:

None

Item 6.    OTHER INFORMATION:

The Company plans to hold its Annual Meeting of Shareholders in September 2007 or any adjournment thereof with proxy materials mailed to shareholders of record in August 2007 prior to the proposed meeting dates.

Item 7.    EXHIBITS AND REPORTS ON FORM 8-K:

8-K – filed February 7, 2007: Item 4.01 Change of Independent Auditors

8-K/A Amendment No. 1 – filed February 22, 2007: Item 4.01 Changes in Registrant’s Certifying Accountant

8-K/A Amendment No. 2 – filed February 28, 2007: Item 4.01 Changes in Registrant’s Certifying Accountant

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
May 10, 2007