Form 10-Q/A
period 2007-03-31
KENILWORTH SYSTEMS CORP
filed 2007-06-05
CIK 55234

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

Table of Contents

KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

INDEX

Part I.	Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets (unaudited) - March 31, 2007 and December 31, 2006	4

	Condensed Consolidated Statements of Operation (and Deficit) (unaudited) - Three months ended March 31, 2007 and 2006, and the period from inception, as a Development Stage Company, to March 31, 2007	5

	Condensed Consolidated Statements of Cash Flows (unaudited) - Three months ended March 31, 2007 and 2006, and the period from inception, as a Development Stage Company, to March 31, 2007	6

	Condensed Notes to Consolidated Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Part II.	Other Information

Item 1.	Description of Business	10

Item 2.	Legal Proceedings	16

Items 3,4,5,6		16

Item 7.	Exhibits	16

Signature		17

FORWARD LOOKING STATEMENTS

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

INTRODUCTORY NOTE

The 10-Q/A Amendment No. 1 is being filed to advise that the 10-Q filed May 10, 2007 for the three (3) month period ended March 31, 2007 was not reviewed by the Company’s Independent Auditors. An Amendment No. 2 will be filed upon the completion of the review and financial changes, if any.

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

KENILWORTH SYSTEMS CORPORATION
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
ACCUMULATED DURING DEVELOPMENT STAGE
FOR THE THREE MONTHS ENDED MARCH 31,
(Unaudited)

	Three months ended March 31,		Period from November 24, 1998 to
	2007	2006	March 31, 2006
Revenues
Sales	0	0	0

Expenses
Selling, general and administrative	$218,787	$349,088	$8,449,455

Other income (expenses)
Interest income	—	—	922
Interest expense	—	—	(811,312)

Total other income (expense)	—	—	(810,390)

Net loss	$(218,787)	$(349,088)	$(8,668,242)

Basic and diluted loss per share	(0.0001)	(0.0016)

Weighted average number of shares outstanding	287,594,294	213,321,462

KENILWORTH SYSTEMS CORPORATION
AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months ended March 31		Period from November 24, 1998 to
	2007	2006	March 31, 2006
Cash flows from operating activities
Net loss	$(218,787)	$(349,088)	$(4,124,400)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	3,188	3,301	23,141
Amortization of patent	—	1,888	11,087
Accretion of convertible debt discount		—	72,656
Beneficial conversion feature	—	—	669,097
Common stock issued for services	37,500	325,000	7,748,660
Common stock issued to induce debt conversion	136,100	164,000	6,145,276
Common stock issued for interest due on notes payable	—	—	8,501
Accrued interest transferred to capital	—	—	4,270
Other			21,100
Increase (decrease) in cash attributable to changes in assets and liabilities:
Prepaid expenses	(110,000)	160,000	153,750
Loan receivable	23,700	(6,300)	(6,300)
Accounts payable and accrued expenses	(101,919)	(173,868)	184,092
Payroll taxes payable	(53,244)	87,756	87,756

Net cash used in operating activities	(283,462)	(212,689)	(212,689)

Cash flows from investing activities
Payment of loan receivable-stockholder	—	—	(4,000)
Proceeds from loan receivable-stockholder	—	—	4,000
Payment of patent costs	—	(7,200)	(67,026)
Purchase of property and equipment	—	—	(58,567)
Security deposit	(9,422)	(9,422)	(4,250)

Net cash used in investing activities	(283,462)	(16,622)	(113,221)

Cash flows from financing activities
Proceeds from loans payable - stockholders	30,000	—	85,000
Payment of loans payable - stockholders	—	—	(10,000)
Proceeds from loans payable - related parties	—	—	154,137
Repayment of loans payable - related parties	34,632	—	(137,967)
Proceeds from convertible notes payable			1,400,361
Proceeds from sale of common stock	136,100	325,000	457,600
Proceeds from stock subscriptions receivable	—	154,000	40,000

Net cash provided by financing activities	136,100	64,732	1,728,763

Net change in cash			3,334

Cash - beginning of period	49,995	3,334	—

Cash - end of period	$4,198	$3,777	$3,334

Supplemental disclosure of non-cash activities:
Common stock issued for patent costs	$—	$—	$10,000
Exchange of loans payable for convertible notes payable	$—	$—	$50,000
Conversion of notes payable to common stock	$136,100	$—	$1,388,500
Conversion of loan payable - related party to common stock	$750,000	$—	$16,170
Cancellation of stock subscriptions receivable	$—	$—	$29,000
Common stock issued for subscriptions receivable	$—	$20,000	$71,500

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

NOTE 7 - PAYROLL TAXES PAYABLE

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

8-K – filed February 7, 2007: Item 4.01 Change of Independent Auditors

8-K/A Amendment No. 1 – filed February 22, 2007: Item 4.01 Changes in Registrant’s Certifying Accountant

8-K/A Amendment No. 2 – filed February 28, 2007: Item 4.01 Changes in Registrant’s Certifying Accountant

Ex 31.1 Certification of Chief Financial Officer of the Company Required by Rule 13a-14(a) or Rule 15d-14(c) of the Exchange Act

Ex 32.1 Certification of Chairman and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2007.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

KENILWORTH SYSTEMS CORPORATION

By:	/s/ HERBERT LINDO
Herbert Lindo,
Chairman, Chief Executive Officer and Chief Financial Officer
June 4, 2007