Form 10-Q
period 2007-06-30
KENILWORTH SYSTEMS CORP
filed 2007-08-14
CIK 55234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒        Quarterly report pursuant to Section 13 OR 15(D) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

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

The number of shares of common stock, $.01 par value of the Registrant outstanding as of June 30, 2007 was 304,668,294.

Table of Contents

KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

INDEX

Part I.	Financial Information

Item 1.	Unaudited Condensed Consolidated Financial Statements

	Condensed Consolidated Statements of Operation (and Deficit) (unaudited) - Six months ended June 30, 2007 and 2006, and the period from inception, as a Development Stage Company, to June 30, 2007	2

	Condensed Consolidated Balance Sheets (unaudited) — June 30, 2007 and December 31,2006	3

	Condensed Consolidated Statements of Cash Flows (unaudited) - Six months ended June 30, 2007 and 2006, and the period from inception, as a Development Stage Company, to June 30, 2007	4

	Condensed Notes to Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Part II.	Other Information

Item 1.	Description of Business	8

Item 2.	Legal Proceedings	14

Items 3,4,5,6

Item 7.	Exhibits	14

Signature		15

FORWARD LOOKING STATEMENTS

The information contained in this Form 10-Q and Kenilworth’s other filings with the Securities Exchange Commission contain “forward-looking” statements within the meaning of section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbors created thereby. Such information involves important risks and uncertainties that could significantly affect results in the future and, accordingly, such results may differ from those expressed in any forward looking statements herein. Future operating results may be adversely affected as a result of a number of factors.

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

INTRODUCTORY NOTE

The 10-Q has not been reviewed by the Independent Auditor.

This Form 10-Q is being filed as a “Development Stage Company” from the period beginning November 24, 1998 to the present at June 30, 2007, including a charge in the amount of $4,256,926, which was the amount the Company disbursed on September 28, 1998 to exit from Chapter 7 Bankruptcy Proceedings.

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

KENILWORTH SYSTEMS CORPORATION
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
AND DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE
(Unaudited)

					Period from
					November 24,
	For the six months ended		For the three months ended		1998
	June 30,		June 30,		(Inception) to
	2007	2006	2007	2006	June 30, 2007

Revenues
Sales	$0	$0	$0	$0

Expenses
Selling, general and administrative	$832,509	$621,505	$613,722	$349,088	$7,021,221

Other income (expenses)
Interest income	—	—	—	—	922
Interest expense	—	—	—	—	(1,324,358)

Total other income (expense)	—	—	—	—	(1,323,436)

Net loss	$(832,509)	$(621,505)	$(613,722)	$(349,088)	$(7,996,754)

Basic and diluted loss per share	$(0.002)	$(0.002)	$(0.001)	$(0.008)	$(0.057)

Weighted average number of shares outstanding	304,688,294	229,524,020	304,668,294	229,524,020	86,811,567

The accompanying notes are an integral part of these financial statements.

KENILWORTH SYSTEMS CORPORATION
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

	June 30, 2007	December 31, 2006

ASSETS
CURRENT ASSETS
Cash	$9,254	$49,995
Prepaid expenses	25,000	75,000
Loan receivable — including from stockholders, net	30,000	30,000
Receivable from Herbert Lindo (Note 8)	750,000	750,000

TOTAL CURRENT ASSETS	814,254	904,995

PROPERTY AND EQUIPMENT — NET	25,502	31,878

SECURITY DEPOSIT	9,422	9,422

TOTAL ASSETS	$849,178	$946,295

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$297,219	$311,358
Payroll taxes payable (Note 7)	141,000	141,000
Loans payable — including accrued interest	35,477	33,787
Loans payable — automobile	250	750

TOTAL CURRENT LIABILITIES	473,946	486,895

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock - par value $.01 per share; authorized 2,000,000 shares; no shares issued and outstanding
Common stock - par value $.01 per share; authorized 500,000,000 shares; issued and outstanding 304,668,294 and 278,508,293 shares, respectively	3,046,682	2,785,082
Additional paid-in capital	30,905,956	30,419,215
Accumulated deficit	(33,577,406)	(32,744,897)

TOTAL STOCKHOLDER’S EQUITY	375,232	459,400

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$849,178	$946,295

The accompanying notes are an integral part of these financial statements.

KENILWORTH SYSTEMS CORPORATION
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30,
(Unaudited)

			Period from
			November 24, 1998
			to
	2007	2006	June 30, 2006
Cash flows from operating activities
Net loss	$(832,509)	$(6,21,505)	$(5,573,218)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	6,376		23,244
Amortization of patent	—		10,483
Accretion of convertible debt discount	—		72,656
Beneficial conversion feature			1,182,097
Common stock issued for services	933,500		1,673,910
Common stock issued to induce debt conversion			63,276
Common stock issued for interest due on notes payable	—		8,501
Accrued interest transferred to capital	—		4,316
Other	—		21,100
Increase (decrease) in cash attributable to changes in assets and liabilities:
Prepaid expenses	(25,000)	240,000	(31,250)
Loan receivable - employee	12,000	—	(4,800)
Accounts payable and accrued expenses	297,219	(69,614)	101,087
Payroll taxes payable	141,000	(37,730)	16,255
Net cash used in operating activities	(532,586)	(413,389)	(1,809,913)
Cash flows from investing activities
Repayment of loans -stockholder	35,477	—	(4,000)
Proceeds from loan receivable - stockholder		(115,000)	4,000
Payment of patent costs	—	(1,789)	(67,026)
Purchase of property and equipment	—	(60,000)	(58,567)
Security deposit	(9,422)	—	(4,250)
Net cash used in investing activities	26,055	(176,789)	(129,843)
Cash flows from financing activities
Proceeds from loans payable - stockholders			65,000
Payment of loans payable - related parties		(2,115)	(11,950)
Proceeds from loans payable - related parties			154,137
Payment of loans payable - related parties			(116,017)
Proceeds from Paid in Capital		139,506
Proceeds from convertible notes payable			1,754,861
Proceeds from sale of common stock		456,903	132,500
Proceeds from stock subscriptions receivable			40,000

Net cash provided by financing activities	506,531	594,294	2,018,531
Net change in cash	357	4,116	78,775
Cash - beginning of period	9,611	5,495	—
Cash - end of period	$9,254	$9,611	$78,775

The accompanying notes are an integral part of these financial statements.

KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Kenilworth Systems Corporation and subsidiaries (“Kenilworth”) beginning as of January 1, 2007 contain all adjustments (consisting of only normal accruals) necessary to present fairly the consolidated balance sheets as of June 30, 2007 and December 31, 2006 and the related statements of operations and cash flows for the six (6) month period ended June 30, 2007 and 2006.  These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on FORM 10-K.

The results of operations for the six (6) month period ended June 30, 2007 are not necessarily indicative of the results for the entire year ending December 31, 2007.

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

NOTE 5 - CONVERTIBLE PROMISSORY NOTES

During the quarters ended June 30, 2007 and June 30, 2006 respectively, the Company sold to various private investors $134,750 and $105,000 principal amount of Convertible Promissory Notes bearing interest at rates ranging from 6.00% to 8.00% per annum.  The Notes had a one-year term and were immediately convertible at the option of the noteholder into shares of restricted common stock based on conversion prices ranging from $.05 to $.10 per share.  All Notes issued in the quarters ended June 30, 2007 and June 30, 2006 were converted into a total of 7,584,000 and 2,300,000 common shares, respectively.

NOTE 6 - NON CASH TRANSACTIONS

Common shares issued for services

2007:

The Company issued 750,000 shares as compensation for services rendered during the second quarter period ended June 30, 2007.  The services were valued at $15,000.

2006:

The Company issued 26,500,000 shares as compensation for services rendered during the second quarter period ended June 30, 2006.  The services were valued at $403,662.

NOTE 7 - PAYROLL TAXES PAYABLE

The Company has made arrangements with the Internal Revenue Service (IRS) and the New York State Department of Taxation to pay approximately $141,000 in past due payroll taxes, including all penalties and interest accrued during the years 2006 and 2005, in monthly installments.  The agreements provide that the Company must pay all present taxes, when due, and payments must remain current in 2007.

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

NOTE 9 - SUBSEQUENT EVENTS

Subsequent to June 30, 2007, the Company raised an additional $187,000 from the sale of Convertible Promissory Notes.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Since we exited from bankruptcy proceedings on September 23, 1998 we have had no revenues from operations. We sustained substantial losses from general administrative expenses amounting to $850,079 and $3,815,302 in year 2006 and 2005 and for the six-months ended June 30, 2007 we sustained losses amounting to $832,509 compared to a loss of $621,505 for the six-month ending June 30, 2007. Kenilworth has had no revenues from operations during the past fifteen (15) years and there can be no assurances that it will ever have revenues from present planned operations.

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

All forty-three (43) lotteries in the United States are owned and operated by County and State agencies.  Since the beginning of year 2007, Texas, Illinois, Indiana, Maryland, Michigan, Iowa and New Jersey are  exploring the privatization of their lotteries. This could greatly enhance our efforts to broadcast the live casino table games to these lottery locations and could result in having Cafés that offer terminals and TV sets to play along.  Internet Cafés that offer wagering on various events have been a huge success in the Asian Market. With Internet wagering outlawed in the United States, our patented satellite, one-way broadcasts offer the best possibility to establish satellite Cafés.

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

None

Item 4.    DEFAULT UPON SENIOR SECURITIES:

None

Item 5.    SUBMISSION OF A MATTER TO A VOTE OF SECURITIES HOLDERS:

None

Item 6.    OTHER INFORMATION:

The Company plans to hold its next Annual Meeting of Shareholders in November 2007 or any adjournment thereof with proxy materials mailed to shareholders of record in twenty (20) days prior to the proposed meeting dates.

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
August 14, 2007