Form 10-Q
period 2007-09-30
KENILWORTH SYSTEMS CORP
filed 2007-11-13
CIK 55234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 OR 15(D) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

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

The number of shares of common stock, $.01 par value of the Registrant outstanding as of September 30, 2007 was 317,491,228.

Table of Contents

KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

INDEX

Part I.	Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Statements of Operation and Deficit — Nine months endedSeptember 30, 2007 and 2006, Three months ended September 30, 2007 and 2006, and the period, as a Development Stage Company, from inception to September 30, 2006 (unaudited)	4

	Condensed Consolidated Balance Sheets — September 30, 2007 and December 31, 2006 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows — Nine months ended September 30, 2007 and 2006, and the period, as a Development Stage Company, from inception to September 30, 2007 (unaudited)	6

	Condensed Notes to Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Part II.	Other Information	13

Item 1.	Legal Proceedings	13

Item 6.	Exhibits	13

	Signature	14

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

INTRODUCTORY NOTE

The 10-Q has not been reviewed by the Company’s Independent Auditor.

This FORM 10-Q is being filed as a “Development Stage Company” from the period beginning November 24, 1998 to the present at September 30, 2007 including a charge in the amount of $4,256,926, which was the amount the Company disbursed on September 28, 1998 to be discharged from Chapter 7 Bankruptcy Proceedings.

d) The Company issued 167,764,093 shares of its Restricted Common Stock since January 1, 2002.  All of the shares may have the restrictions lifted pursuant to Rule 144 and 144K within one (1) or two (2) years which may substantially depress the trading price of the Company’s Stock in the future.

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

KENILWORTH SYSTEMS CORPORATION

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE

(Unaudited)

	For the nine months ended September 30,		For the three months ended September 30,		Period from November 24, 1998 (Inception) to December 31,
	2007	2006	2007	2006	2006

Expenses
Selling, general and administrative	$968,809	$779,479	$136,300	$157,974

Net loss	$968,809	$779,479	$136,300	$157,974	$7,607,338

Basic and diluted loss per share	$(0.003)	$(0.003)	$(0.001)	$(0.001)

Weighted average number of shares outstanding	371,491,228	253,541,133	317,491,228	$253,541,133

The accompanying notes are an integral part of these financial statements.

KENILWORTH SYSTEMS CORPORATION

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2007	December 31, 2006

ASSETS
CURRENT ASSETS
Cash	$47,439	$49,995
Prepaid expenses	—	75,000
Loan receivable	30,000	30,000
Receivable from Herbert Lindo (Note 8)	757,000	750,000

Total current assets	834,439	904,995

PROPERTY AND EQUIPMENT — NET	22,314	31,878

SECURITY DEPOSIT	9,422	9,422

TOTAL ASSETS	$866,175	$946,295

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$272,557	$311,358
Payroll taxes payable	61,000	141,000
Loans payable — including accrued interest	36,186	33,787
Loans payable — automobile	—	750

TOTAL CURRENT LIABILITIES	369,743	486,895

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock - par value $.01 per share; authorized 2,000,000 shares; no shares issued and outstanding
Common stock - par value $.01 per share; authorized 500,000,000 shares; issued and outstanding 317,491,228 and 278,508,293 shares, respectively	3,174,912	2,785,082
Additional paid-in capital	31,035,226	30,419,215
Accumulated Deficit	(33,713,706)	(32,744,897)

TOTAL STOCKHOLDER’S EQUITY	496,432	459,400

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$866,175	$946,295

The accompanying notes are an integral part of these financial statements.

KENILWORTH SYSTEMS CORPORATION

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30,

(Unaudited)

	2007	2006	Period from November 24, 1998 (Inception) to December 31, 2006
Cash flows from operating activities
Net loss	$(968,809)	$(779,479)	$(7,607,338)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation			28,431
Amortization of patent			12,795
Accretion of convertible debt discount			72,656
Beneficial conversion feature			1,452,097
Common stock issued for services			2,923,910
Common stock issued to induce debt conversion			63,276
Common stock issued for interest due on notes payable			8,501
Accrued interest transferred to capital			5,495
Other			21,100
Increase (decrease) in cash attributable to changes in assets and liabilities:
Prepaid expenses	—	230,000	(53,350)
Loan receivable	(30,000)	(16,000)	(6,300)
Accounts payable and accrued expenses	(272,557)	(105,532)	140,975
Payroll taxes payable	(61,000)	54,730	16,009

Net cash used in operating activities	(605,252)	(616,281)	(2,142,264)

Cash flows from investing activities
Receivable from sale of stock subscriptions (H. Lindo)	757,000	(80,000)	(4,000)
Proceeds from loan payable - stockholder	—	16,000	4,000
Payment of patent costs	—	(4,841)	(73,752)
Purchase of property and equipment	—	(62,678)	(63,548)
Security deposit	9,422	—	(4,250)

Net cash used in investing activities	(266,922)	(131,519)	(141,550)

Cash flows from financing activities			(1,138)
Proceeds from loans payable - stockholders			65,000
Payment of loans payable - related parties			(127,967)
Proceeds from loans payable - related parties			154,137
Payment of loans payable - related parties			(32,000)
Proceeds from paid in capital	129,270	139,506	2,069,861
Proceeds from sale of common stock	257,500	625,523	132,500
Proceeds from stock subscriptions receivable			52,500

Net cash provided by financing activities	757,000	765,029	2,312,893

Net change in cash	(2,556)	17,229
Cash- beginning of period	49,995	5,495
Cash — end of period	$47,439	$22,724

The accompanying notes are an integral part of these financial statements.

KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Kenilworth Systems Corporation and subsidiaries (“Kenilworth”) beginning as of January 1, 2007 contain all adjustments (consisting of only normal accruals) necessary to present fairly the consolidated balance sheets as of September 30, 2007 and December 31, 2006 and the related statements of operations and cash flows for the nine (9) month period ended September 30, 2007 and 2006.  These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on FORM 10-K.

The results of operations for the nine (9) month period ended September 30, 2007 are not necessarily indicative of the results for the entire year ending December 31, 2007.

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

NOTE 4 - RISK FACTOR AND GOING CONCERN UNCERTAINTY

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

NOTE 5 - CONVERTIBLE PROMISSORY NOTES

During the quarters ended September 30, 2007 and September 30, 2006 respectively, the Company sold to various private investors $257,500 and $394,600 principal amount of Convertible Promissory Notes bearing interest at rates ranging from 4.00% to 8.00% per annum.  The Notes had a one-year term and were immediately convertible at the option of the noteholder into shares of restricted common stock based on conversion prices ranging from $.025 to $.10 per share.  All Notes issued in the quarters ended September 30, 2007 and September 30, 2006 were converted into a total of 12,822,934 and 17,662,000 common shares, respectively.

NOTE 6 - NON CASH TRANSACTIONS

Common shares issued for services

2007:

The Company issued 750,000 shares as compensation for services rendered during the second quarter period ended June 30, 2007.  The services were valued at $15,000.

NOTE 7 - INVESTMENT IN LIGHTHOUSE SUPPLIES & SERVICES, INC.

In order to operate a business in the Philippines and engage in a business relationship with the Philippine Amusement and Gaming Corporation (PAGCOR), we purchased Lighthouse Supplies & Services, Inc (Lighthouse) for US$60,000.  The previous owners, all citizens of the Republic of the Philippines, agreed to continue to serve as directors representing fifty-one percent (51%) with Kenilworth directors representing forty-nine percent (49%) of the Board.  The Philippines Directors were to receive annual compensation for their services.  In order to conserve cash, the Company cancelled the Lighthouse purchase and expensed the $60,000 payment.

NOTE 8 - PAYROLL TAXES PAYABLE

The Company has made arrangements with the Internal Revenue Service (IRS) and the New York State Department of Taxation to pay approximately $141,000 in past due payroll taxes, including all penalties and interest accrued during the years 2006 and 2005, in monthly installments.  The agreements provide that the Company must pay all present taxes, when due, and payments must remain current in 2007.  On October 25, 2007 the Company reduced the IRS payroll liability by $80,000.  The Company is paying monthly all past due state payroll taxes.

NOTE 9 - RECEIVABLE FROM HERBERT LINDO

On November 27, 2006 Herbert Lindo, the Chairman and Chief Executive Officer exercised a five million (5,000,000) share option for seven hundred fifty thousand dollars ($750,000) at fifteen cents ($0.15) per share pursuant to the Company’s Performance and Equity Plan. The price per share was the price for the Option which would have expired on the following date. Mr. Lindo does not own any other Options pursuant to the Plan. The average market price of the Common Stock for the thirty (30) days prior to November 27, 2006 was high: $0.05, low: $0.03. As provided in the Plan, Herbert Lindo borrowed the seven hundred fifty thousand dollars ($750,000) from the Company and pledged the five million (5,000,000) and other shares he owns, as collateral for the loan. The five million (5,000,000) shares have been issued as restricted shares.  Mr. Lindo increased his indebtedness by an additional $7,000 during the third quarter.

NOTE 10 - SUBSEQUENT EVENTS

Subsequent to September 30, 2007, the Company received $40,000 in transit from the sale of Convertible Promissory Notes.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Since we emerged from bankruptcy proceedings on September 23, 1998 we have had no revenues from operations. We sustained substantial losses from general administrative expenses amounting of $850,079 and $3,815,302 in year 2006 and 2005 and for the nine-months ended September 30, 2007 we sustained a loss amounting to $968,809 compared to a loss of $779,479 for the nine month period ending September 30, 2006. Kenilworth has had no revenues from operations during the past fifteen (15) years and there can be no assurances that it will ever have revenues from present planned operations.

LIQUIDITY AND CAPITAL RESOURCES

Our present plans are to develop a wagering system dubbed “Roulabette™” that would allow patrons in the industrialized world to play and wager on live in-progress simulcast casino table games on TV’s placed in hotels, resorts, bars, cafés and other public gathering places and in homes and offices on personal computers (PC’s) or television sets connected to TVs via digital satellite, digital cable and Internet broadcasts emanating from strictly regulated casinos.

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

Kenilworth titled the overall project “Roulabette™”.  There are thirty-eight million (38,000,000) satellite and seventy-three million (73,000,000) cable TV subscribers in the United States and more than five hundred million (500,000,000) subscribers throughout the rest of the industrialized world (“The Market”).  On average, households in the U.S. have three (3) TV’s.  (It is important since the satellite and cable companies will charge a separate fee for transmitting the table games).  Public gathering places can accommodate (be able to network) up to one thousand (1,000) or more TV sets with a single satellite receiving dish, direct cable connections, or streamed via the Internet.  With wagering possible in homes, hotel rooms, resort rooms, pubs, restaurants, cafés, race tracks and other public gathering places, the Company believes it will become a more than $500 billion net win Market within five (5) years throughout the industrialized world (by the year ended 2012).

To best market the casino games, the Company is selecting lotteries throughout the world to manage and operate the distribution and cash handling (deposits to play and paying winnings) using the lotteries’ existing databases for the sale of lottery tickets, and paying winnings at regular lottery licensed terminal locations.

All forty-three (43) lotteries in the United States are owned and operated by County and State agencies.  Since the beginning of year 2007, Texas, Illinois, Indiana, Maryland, Michigan, Iowa, New Jersey and California are exploring the privatization of their lotteries. This could greatly enhance our efforts to broadcast the live casino table games to these lottery locations and could result in having Cafés that offer terminals and TV sets to play along.  Internet Cafés that offer wagering on various events have been a huge success in the Asian Market. With Internet wagering outlawed in the United States, our patented satellite, one-way broadcasts offer the best possibility to establish satellite Cafés.

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

To conduct permanent broadcasts Kenilworth believes it will require a minimum of ten million dollars ($10,000,000) and there are no assurances we will ever be able to obtain such money. At present, the Company does not have the funds readily available but hopes to obtain same, from investors, as soon as

Kenilworth can commence broadcasting from a casino in the United States or other casinos throughout the world.

In prior years, Kenilworth completed a prototype system that allowed casino patrons to play along with live in-progress casino table games only within the confines of a casino, via closed circuit television. Also in 1990, we developed and delivered for the TAB (Totalizator Agency Board) then a quasy government agency of the State of Victoria, Australia, a cashless slot machine system. Both systems required debit cards and central mainframe computers to manage the wagers. By making use of the expertise applied in the development of the aforementioned systems we plan to develop a second-generation system that will broadcast the live casino table game action via the airways. This as planned would allow a player in an interactive manner, at a remote location (outside the casino confines), to experience the actual play and excitement at the casino table game and to make wagers on the various games, without having to be physically present at the casino or casino table.  There are no assurances we will be able to successfully develop any system.

We also propose for slot machine manufacturers to develop “Roulabette™ Slot Machines”.  The Roulabette™ Slot will offer the regular slot or video lottery games and by the touch of a button, the live in-progress casino table games.  Slot players are offered a change of pace at the cost of a slot handle pull.  The games are transmitted to the Roulabette™ Slot via satellite, airways or the Internet (all broadcasts are encrypted to prevent unauthorized use of the broadcasts).

Where authorized, hotels, resorts, clubs, cafés and other public gathering places will be able to offer casino table game action in their establishments without incurring the costs to operate a casino. There are now believed to be more than ten million (10,000,000) slot machines played throughout the world, outside of casino confines.

Roulabette™ is a concept intended to be built and there can be no assurances that it will ever be built.

New Gaming Enforcement Law

The Internet Gambling Prohibition and Enforcement Act of 2006, signed into law by President Bush on October 13, 2006, will not prohibit but rather enhances the Company’s proposed Roulabette™ System of playing along remotely with live casino table games. We deal with cash only.

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

All of our patents, filed in the forty-nine (49) industrialized countries in the world, provide for transmitting remote, live in-progress casino table games via telephone lines, Internet and satellite (satellite primarily for the U.S. market) and the airways (cell phone wagering).  Using broadband, Internet is simpler and more economical to operate than using satellite transmission.

Roulabette™ offers content to the broadcasting industry and a medium for local and international advertisers.

According to Wang Xuehong, head of the China Center for Lottery Studies of Beijing University, revenue form legal lotteries in China in 2005 reached 70 billion Yuan ($87.5 billion US dollars).

We have two (2) U.S. patents pending using lottery terminals to manage the wagering.  The patents have been published and filed with our other patents throughout the forty-nine (49) countries.  It may become the incentive needed for the Chinese Government to permit our live, in-progress table games from a casino in Macau.

In order to gain a break through the maze of regulations we just need to demonstrate the viability of Roulabette™,  initially without participating in actual gambling.  Similar to poker tournaments that are offered for viewing only.

If governments cannot control illegal gambling, why not make it legal and allow the various government agencies share in the net win revenue.

PART II.
OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS:

None

Item 2.    CHANGE IN SECURITIES:

None

Item 3.    DEFAULT UPON SENIOR SECURITIES:

None

Item 4.    SUBMISSION OF A MATTER TO A VOTE OF SECURITIES HOLDERS:

None

Item 5.    OTHER INFORMATION:

The Company plans to hold its Annual Meeting of Shareholders in January 2008 or any adjournment thereof with proxy materials mailed to shareholders of record  prior to the proposed meeting dates.

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
November 12, 2007