Form 10-K
period 2007-12-31
KENILWORTH SYSTEMS CORP
filed 2008-03-20
CIK 55234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

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

(TITLE OF CLASS)

Common Stock, par value $.01 per share

                Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

                Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☒ No ☐

                Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

                Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

                Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a nonaccelerated filer, or a smaller reporting company. See definitions of ‘‘large accelerated filer,’’ ‘‘accelerated filer,’’ and ‘‘smaller reporting company’’ in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller
reporting company)

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registration based on the closing price as reported on the Pink Sheet Market on March 14, 2008 was $3,000,064.

As of December 31, 2007, 327,741,562 Shares of the Registrant’s Common Stock, $0.01 par value, were outstanding.

Portions of the Registrant’s Proxy Statement for its 2007 Annual Meeting of Stockholders to be filed are incorporated by reference into Part III of this Form 10-K.

At the Annual Meeting of Shareholders held on July 17, 2002 the Shareholders approved the issuance of 20,000,000 Shares of restricted Common Stock to Herbert Lindo, Chairman of the Board of Directors and the President of the Company for having assigned to the Company the Patent that was granted on June 10, 2003.  Titled “SYSTEM AND METHOD FOR REMOTE ROULETTE AND OTHER GAME PLAY USING GAME TABLE AT A CASINO”.  Upon Mr. Lindo’s request, the Shares were not issued until January 11, 2006, as restricted securities.  (See Part III Item 12 Beneficial Ownership (1).)

At the regular meeting of the Board of Directors of the Company held on December 1, 2004 at which all six (6) members of the Board of Directors were present, the Directors (with Herbert Lindo, the Chairman and President abstaining) unanimously voted to issue 25,000,000 shares of restricted Common Stock to Herbert Lindo for having assigned in October 2003 to the Company, the Patent titled “METHOD AND SYSTEM FOR SUPPLYING FUNDS TO A TERMINAL FOR REMOTE WAGERING” (lottery terminals).  Upon Mr. Lindo’s request, the shares were not issued until January 11, 2006, as restricted securities (see Part III Item 12 Beneficial Ownership (1)).

On November 27, 2006 Herbert Lindo, the Chairman and Chief Executive Officer exercised a five million (5,000,000) share option for seven hundred fifty thousand dollars ($750,000) at fifteen cents ($0.15) per share pursuant to the Company’s Performance and Equity Plan.  The price per share was the price for the Option which would have expired on the following date.  Mr. Lindo does not own any other Options pursuant to the Plan.  The average market price of the Common Stock for the thirty (30) days prior to November 27, 2006 was high: $0.05, low: $0.03.  As provided in the Plan, Herbert Lindo borrowed the seven hundred fifty thousand dollars ($750,000) from the Company and pledged the five million (5,000,000) and other shares he owns totaling fifty million (50,000,000) shares, as collateral for the loan.  The five million (5,000,000) shares have been issued and are included as collateral.  All of Mr. Lindo’s Kenilworth shares are legended “Restricted Securities”.

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

INTRODUCTORY NOTE TO PART IV

The Amendment No. 1 on FORM 10-K filed to restate certain amounts which changed as the results of having been ordered by the Securities and Exchange Commission to file the Company’s Financials as a “Development Stage Company” from the period beginning November 24, 1998 to the present at December 31, 2007, the elimination of $4,256,926, which was the amount the Company disbursed on or about September 28, 1998 to exit from Chapter 7 Bankruptcy Proceedings, and certain  adjustments to losses sustained for the periods ended December 31, 2002, 2003 and 2004 for having discounted Convertible Promissory Notes from between ten cents ($0.10) per share and twelve cents ($0.12) per share to five cents ($0.05) per share.  The Company also added in PART II Item 5 — MARKET PRICES OF THE COMPANY’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS: d) The Company has outstanding 327,741,562 Common Shares.  All of the restricted shares may have the restrictions lifted pursuant to new Rule 144 D within six (6) months which will substantially depress the trading price of the Company’s Common Stock.

Remainder of page intentionally left blank

PART I

ITEM 1 — DESCRIPTION OF BUSINESS

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

GENERAL

Since early in the year 2000 we have been solely engaged in developing patents, markets and investigating how best to obtain Governmental approvals, by engaging lobbyists and consultants that would allow television satellite and cable subscribers and other casino gamblers throughout the industrialized world to play and wager along from remote locations with live, in-progress casino table games (Roulette, Craps, Baccarat and more) from strictly regulated casinos located in the United States and other locations around the world.

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

Kenilworth titled the overall project “RoulabetteTM”.  There are thirty-eight million (38,000,000) satellite and seventy-three million (73,000,000) cable TV subscribers in the United States and more than five hundred million (500,000,000) subscribers throughout the rest of the industrialized world (“The Market”).  On average, households in the U.S. have three (3) TV’s.  (It is important since the satellite and cable companies will charge a separate fee for transmitting the table games).  Public gathering places can accommodate (be able to network) up to one thousand (1,000) or more TV sets with a single satellite receiving dish, direct cable connections, or streamed via the Internet.  With wagering possible in homes, hotel rooms, resort rooms, pubs, restaurants, race tracks and other public gathering places the Company believes it will become a more than $500 billion annual net win Market within five (5) years throughout the industrialized world (by the year ended 2013).

To best market the casino games, the Company is selecting lotteries throughout the world to manage and operate the distribution and cash handling (deposits to play and paying winnings) using the lotteries’ existing databases for the sale of lottery tickets, and paying winnings at regular lottery licensed terminal locations.

All forty-three (43) lotteries in the United States are owned and operated by County and State agencies.  Since the beginning of year 2007, Texas, Illinois, Indiana, Maryland, Massachusetts, Michigan, Iowa, New Jersey and California have indicated exploring the privatization of their lotteries. This could greatly enhance our efforts to broadcast the live casino table games to these lottery locations and could result in having Cafés that offer terminals and TV sets to play along.  Internet Cafés that offer wagering on various events have been a huge success in the Asian Market. With Internet wagering outlawed in the United States, our patented satellite, one-way broadcasts offer the best possibility to establish satellite Cafés.

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

Kenilworth will share the net win revenue with all participating entities that provide RoulabetteTM gaming without costs of any kind.  State lotteries or their private operators will receive a minimum of forty percent (40%) of the total net win from their respective jurisdictions.

In States and foreign countries that designate exclusively lottery proceeds to schools and their teachers it is a welcome contribution.  It also will help close state budget gaps.

In addition, throughout the United States and most foreign countries there are hundreds of facilities that simulcast live in-progress horse/dog races.  At most facilities there are several large TV screens that show the races from the different tracks with general theater-type seating for patrons and at private cubicles with television sets outfitted with touch screens.  The cubicles rent for additional fees.  After players open an account and select pin numbers, they can watch, in privacy, each race offered on the different tracks on the TV and place wagers on the different races.  The players may also watch sporting events, the news, the stock market reports, and in the near future RoulabetteTM, live, in-progress casino table games.  The simulcast centers have their own databases to manage the cash deposit and pay winnings on the horse/dog races and will be able to manage the casino games, on the same methods as the lotteries will manage RoulabetteTM.  With private TV’s, available in simulcast centers, especially at night, when fewer tracks are operating.

When playing along with live table games from a highly regulated jurisdiction, players will be assured that the game results are exactly what they see; and, playing along with live casino table games such as Roulette, Craps and Baccarat, we believe, will provide interaction, fun and far more excitement than playing virtual games and video lottery terminals. It is the next best thing, we believe, to actually being at the table in the casino.

To conduct actual live test broadcasts Kenilworth believes it will require a minimum of ten million dollars ($10,000,000) and there are no assurances we will ever be able to obtain any of such money. At present, the Company does not have the funds readily available but hopes to obtain same, from investors, as soon as Kenilworth can obtain governmental permission and commence broadcasting from a casino in the United States or other casinos throughout the world.

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

We also propose for slot machine manufacturers to develop “RoulabetteTM Slot Machines”.  The RoulabetteTM Slot will offer the regular slot or video lottery games and by the touch of a button, the live in-progress casino table games.  Slot players are offered a change of pace at the cost of a slot handle pull.  The games are transmitted to the RoulabetteTM Slot via satellite or the Internet (all broadcasts are encrypted to prevent unauthorized use of the broadcasts).

Where authorized, hotels, resorts, clubs and other public gathering places will be able to offer casino table game action in their establishments without incurring the costs to operate a casino. There are now believed to be more than ten million (10,000,000) slot machines played throughout the world, outside of casino confines.

Project RoulabetteTM is a concept intended to be built and there can be no assurances that it will ever be built.  The Patented microprocessors to be installed in the TV set top boxes have not been designed.

SUMMARY:

(1.)          Kenilworth continues to fine tune its patented technology dubbed RoulabetteTM.  It now plans to “outsource” the manufacturing of all the components instead as formerly manufacture some of the equipment in its 26,000,000 square foot facility then located in Melville, NY.  RoulabetteTM would allow casino patrons and other players to play along with live in-progress casino table games such as Roulette, Craps, Baccarat and more via digital satellite, digital cable television or Internet broadcasts (simulcasts) emanating from strictly regulated casinos located in the United States and other locations around the world, to self-sufficient computer terminals dubbed “RoulabetteTM Slots” and digital satellite, cable TV set top boxes or the Internet in countries that permit Internet gaming. The RoulabetteTM terminal is a proposal intended to be built and there can be no assurances that it will ever be built.  The microprocessors to be installed in the TV set top boxes have not been designed. We have as at December 31, 2007, no firm agreements, customers, or proposals for any future business and there can be no assurances that we will ever have same. Reference is also made to each of the “Risk Factors” that are set forth in Item 7.

(2.)          We believe the thousand virtual casino websites via the Internet obtain sixty percent (60%) of their annual revenue from customers in the U.S.  These website have been shut down when President Bush signed the Internet Enforcement Act of 2006.

Simulcast broadcasts of digital satellite and digital cable transmissions around the world must meet, and will be supervised by, the regulations by the gaming authorities of the broadcasting casino and the jurisdiction, which receives the broadcast.  We believe the supervision will not be difficult to enforce, because all simulcast wagering is “cash only”, from regulated, supervised betting sites.  There are no wire money transfers with banks and no credit or debit cards permitted or used.  We believe this fact should ease any opposition from concerned citizens and anti-gambling groups, as regulation and enforcement responsibility will be vested in each individual state (or foreign jurisdiction).

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

The phenomenal success by the Internet Cafés may not require our broadcasts to improve PAGCOR’s income stream.   Kenilworth planned to broadcast to the Pacific Rim countries to maintain the tourist’s trade to the Philippines resorts, all of which have casinos, and now have to compete with Macau.  We believe, in the future, PAGCOR will require our broadcasts to maintain their present tourist trade.

MARKETING STRATEGY/SALES PLAN

Our marketing strategy consists of developing the RoulabetteTM Slot terminal and the RoulabetteTM broadcasts. We estimate at this time, that we will need at least approximately ten million dollars ($10,000,000) for promoting the RoulabetteTM concept. We do not have this money nor do we have any agreements or understanding to procure this money. We may never get this money. If we do obtain this money, it may not be sufficient. Further, should such monies be available it may not be available on terms satisfactory to Kenilworth or it may be available on such terms that substantially dilute the interest of existing shareholders. If we obtain this money, we will need substantial additional funds for the proposed marketing plan and there can be no assurances that such funds will ever be available to allow Kenilworth to engage in business on a profitable basis.

At the present time, we do not engage technically oriented employees who will be able to assist in the development of RoulabetteTM (we have available three [3] former technical Kenilworth employees that have indicated to rejoin Kenilworth at the appropriate time). It will be necessary for us to obtain additional personnel qualified and with the expertise to develop RoulabetteTM. We would require additional employees and several more consultants in respective locations and there can be no assurances of our being able to obtain any necessary personnel. There can be no assurances of the availability of any such employees and consultants.

The Company will outsource the development of RoulabetteTM and the microprocessors for the TV set top boxes.

In the United States, Kenilworth must refrain from using the Worldwide Web (WWW) Internet to manage wagers from individuals outside of the casino confines. It is against the law. In RoulabetteTM, the play-along broadcast emanates from casinos that are regulated by strict and comprehensive rules and state and jurisdiction regulations, enforced by gaming control regulators and everybody plays along with the same live table game. There is a world of difference between playing in a virtual make believe casino compared with an actual casino.

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

The individuals would have to pre-deposit funds into an account with the wager management company and then place wagers with their credit balance. The wagers and running balances will be transmitted to the RoulabetteTM player’s PC and/or television sets with telephone lines not crossing any state lines, similar in principle to telephone accounts wagering offered by the New York State Off-Track Betting Corporation and the state of Nevada casino sports book and recently with remote purchase of lottery tickets in many states within the United States.

After we obtain permission to play RoulabetteTM, of which there can be no assurances, in a given state and engages a wager management organization in order to promote digital satellite and interactive television to the state’s residents, Kenilworth would install the eighteen (18) inch dish antenna and converter box required to receive digital TV programming and interactive TV at its own cost, if the subscriber opens a RoulabetteTM wagering account for two hundred dollars ($200). In addition, Kenilworth would pay the monthly subscription fees to view all digital TV programming offered and the Internet service provider (ISP) subscription fee if the customer wagers at least one hundred twenty dollars ($120) each month — win, lose, or draw — makes no difference.  In the U.S. the contracts would be financed by the satellite carrier such as EchoStar and DirecTV, or cable companies.

In states with approved lottery and/or other gambling legislation, we plan to introduce RoulabetteTM Slot terminals to hotels, clubs (similar to card clubs in California) and resorts, to provide upscale gathering places for tourists and local residents. Charitable organizations that are permitted to conduct “Nevada Nights” and Bingo games may wish to offer RoulabetteTM gaming on a more permanent basis. To receive the broadcast signal, all that would be required is an eighteen (18) inch dish TV antenna and distribution equipment. The RoulabetteTM terminals are intended to be self-sufficient and accept dollar bills (or script, to control the amount an individual is allowed to wager in one day or other time period). We plan to lease all the equipment necessary to participants for a share of the profits.

To gain approval for our RoulabetteTM-style gambling in jurisdictions that have not approved any gambling legislation, Kenilworth proposes to engage lobbyists to introduce, promote, and obtain legislative approval to permit RoulabetteTM-style gambling. Our strategy is to find depressed resort areas and have the resort/hotel operators convince their local politicians of the benefits to their business and the local economies and request them to promote legislative approval, either state-wide or limited to their areas. Riverboat gambling started to rehabilitate decaying waterfronts. RoulabetteTM can do the same in depressed economic areas.  No assurances can be given that we can obtain any such approvals.

When the live casino TV broadcasts are beamed for global viewing, Kenilworth will seek out similar organizations, as proposed for the United States and betting shops and slot route operators that can provide the servicing of individual accounts and placement of RoulabetteTM terminals in hotels, clubs, pubs, racetracks, etc. In all instances, we plan to offer only profit sharing arrangements to franchisees, which will require leasing all the equipment necessary to the franchisee, to discourage competition.

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

COMPETITION

Many segments of the gaming industry are characterized by intense competition, with a large number of companies offering the same type of wagering products and services. None of these companies, at present, are believed to offer the same or similar equipment or systems as intended by RoulabetteTM. The most likely competition will come from slot machine manufacturers who could relatively quickly adapt slot machines to play along with live casino table games. We believe there are three (3) major slot machine manufacturers in the world, all of which have vastly greater capital resources and substantially more personnel than the Company and may have under development systems that directly compete with RoulabetteTM.

Our present plans are to broadcast the live casino table games from companies that own casinos throughout the industrialized world. Other casino owners may start their own broadcasts and have their own terminals manufactured that compete with Kenilworth after Kenilworth has done all its pioneering for play-along wagering.

PATENTS, TRADEMARKS AND INTELLECTUAL PROPERTY

Our most important assets are Patents we have acquired and RoulabetteTM related trademarks and service marks.  The Patent granted on June 10, 2003 titled “SYSTEM AND METHOD FOR REMOTE ROULABETTE AND OTHER GAME PLAY USING GAME TABLE AT A CASINO” and Patent Application filed October 15, 2003, entitled “METHOD AND SYSTEM FOR SUPPLYING FUNDS TO A TERMINAL FOR REMOTE WAGERING”, “MULTI-USE GAMING MACHINE” trademarks ROULABETTETM, as in pre-marked cards similar to lottery cards to select number in each game, used with terminals “ROULABETTETM SWIPE CARD” to activate set-top boxes to play RoulabetteTM and “PLAY ALONG WITH ROULABETTETM, LIVE” and MULTI-USE GAMING MACHINE.

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

Other Regulations

The manufacture, distribution, sale, and use of slot machines are controlled by state and federal law, which may also apply to our RoulabetteTM gaming terminals. Certain foreign countries permit the importation, sale, or operation of slot machines. Where importation is permitted, some countries prohibit or restrict the payout feature of the traditional slot machine or limit the operation of slot machines to a controlled number of casinos or casino-like locations. Certain of these jurisdictions also require the licensing of gaming devices. Our RoulabetteTM terminals may be considered similar to slot machines and may have to meet these regulations.

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

LEGAL ANALYSIS

In making use of this opinion, Kenilworth Systems Corporation (“KSC”) should be aware that this is a very complex area of law, involving U.S. federal gambling statutes, the gambling statutes of the fifty states and the District of Columbia, and the gambling statutes of all the countries of the world where you might want to operate a Roulabette(TM) casino or offer Roulabette(TM) wagering. The gambling laws of these jurisdictions vary widely, ranging from the absolute prohibition of Utah, to the street-side betting shops of England, to the wide-open casinos of Las Vegas. Further confusing matters is the fact that there is very little statutory law specifically addressing remote gambling, and the few statutes which do exist relate to Internet gambling, which is not the same as Roulabette(TM). So, for the most part, we will be interpreting the provisions of gambling statutes which were enacted before the digital technology of today existed, and did not contemplate the possibility of playing casino games from remote locations. Similarly, the case law relative to remote gambling is also very sparse and, once again, concerns Internet gambling, which is different from Roulabette(TM). Finally, there are the interpretations of the law relating to remote gambling which have been publicly pronounced by the U.S. Department of Justice (“DOJ”), which in our opinion are clearly erroneous. Consequently, although the opinions expressed below are our best assessment of the situation after years of research and active involvement in numerous cases, they are to a great extent, projections of what we believe the courts would hold if the issues were ever adjudicated. They are not shared by the DOJ, they do not take into account laws which may be enacted in the future as the countries of the world continue to address the issues of remote gambling, and in time they may prove to be incorrect in one respect or another.

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

If there is some doubt as to the meaning of the statute, the courts turn to case law and the legislative intent of Congress. There have been cases addressing the question of whether the Wire Act applies to non-sports gambling and the case law is consistent — it does not. The most recent case dealing with the issue was In re: MasterCard International, a civil RICO case, which hinged on the applicability of the Wire Act to non-

sports Internet gambling.(9) In deciding the issue, the court stated that the wording of the Act, the case law and the legislative intent all lead to the conclusion that the Wire Act only covers sports gambling. The case was upheld on appeal by the Fifth Circuit Court of Appeals, which stated: “we agree with the district court’s statutory interpretation, its reading of the relevant case law, its summary of the relevant legislative history, and its conclusion.”(10)

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

4. The Transportation of Wagering Paraphernalia Statute.

This statute prohibits persons from carrying or sending gambling paraphernalia in interstate or foreign commerce, and states:

Whoever .... knowingly carries or sends in interstate or foreign commerce any record, paraphernalia, ticket, certificate, bills, slip, token, paper, writing, or other device used, or to be used, or adapted, devised, or designed for use in (a) bookmaking; or (b) wagering pools with respect to a sporting event; or (c) in a numbers, policy, bolita, or similar game shall be fined under this title or imprisoned for not more than 5 years or both.(17)

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

EMPLOYEES

Kenilworth, at present, has three (3) full time employees to perform administrative work and research related to casino wagering and marketing around the world, in addition to the officers that manage the affairs of the Company. The Company has engaged consultants to assist us in the United States, Europe and Asian markets and that may manage the proposed satellite transmission programs, and others that may assist in the marketing of Roulabette™ broadcasts throughout the industrialized world.

Kenilworth maintains medical insurance for its employees, who do not contribute to the costs of the Plan.

BACKLOG

We do not have any backlog.

ITEM 2 — PROPERTIES

Kenilworth leases two thousand three hundred (2,300) square feet in an office building paying two thousand eight hundred dollars ($2,800) per month rent, fuel and electric cost adjustments from the date of the lease, renewed for a three (3) year term to end in June 2009.

ITEM 3 — LEGAL PROCEEDINGS

Since exiting from Chapter 7 Bankruptcy Proceedings on September 23, 1998, Kenilworth has not been involved in any significant legal proceedings.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages and positions held by each of Kenilworth’s directors and executive officers are as follows:

NAME	AGE	OFFICES AND POSITIONS HELD	FIRST ELECTED OFFICER OF KENILWORTH
HERBERT LINDO	82	PRESIDENT,CHAIRMAN OF THE BOARD, CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER	1972
KIT WONG	76	SECRETARY	1999

All of the above Executive Officers and Directors have been elected to serve until the next Annual Meeting of Shareholders or until their respective successors are elected and qualified. The Board presently anticipates that the next Shareholders Meeting will be held during the third quarter period of 2008.

Remainder of page intentionally left blank

PART II

ITEM 5 — MARKET PRICES OF THE COMPANY’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

(a)          Kenilworth exited from Bankruptcy Proceedings in September of 1998, its Common Stock which had been trading on the NASDAQ National Market, is now trading on the OTC Pink Sheets under the old trading symbol “KENS”. The following table sets forth high and low closing sales prices for our Common Stock, as reported on the OTC Pink Sheets.

	LOW	HIGH
2006

January 1, 2006 Through March 31, 2006	$0.04	$0.10

April 1, 2006 Through June 30, 2006	$0.05	$0.10

July 1, 2006 Through September 30, 2006	$0.02	$0.08

October 1, 2006 Through December 31, 2006	$0.02	$0.05

2007

January 1, 2007 Through March 30, 2007	$0.02	$0.05

April 1, 2007 Through June 30, 200	$0.02	$0.04

July 1, 2007 Through September 30, 2007	$0.02	$0.007

October 1, 2007 Through December 31, 2007	$0.01	$0.03

2008

January 1, 2008 Through March 15, 2008	$0.01	$0.02

(b)         Holders. There were approximately seven thousand (7,000) holders of record of Common Stock of Kenilworth as of June 30, 2007.

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

The Company has outstanding 327,741,562 Common Shares.  All of the restricted shares may have the restriction lifted pursuant to new SEC Rule 144 D within six (6) months which may substantially depress the trading price of the Company’s stock.

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

ITEM 6 — SELECTED FINANCIAL DATA

The following table summarizes certain selected financial data and is qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements and related Notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.

Selected Financial Data for the five (5) years ended December 31, 2007, are as Follows:

SUMMARY OF OPERATIONS

	2007	2006	2005	2004	2003	PERIOD FROM NOVEMBER 24, 1998 TO DECEMBER 31, 2007
		Restated	Restated	Restated	Restated	Restated
Net sales from operations	$—	$—	$—	$—	$—	$—
Other income	$—	$—	$—	$—	$—	$—
Net loss accumulated during the development stage	$1,093,538	$850,079	$3,815,302	$1,860,296	$768,229	$3,559,947
Loss per common share	$0.003	$0.003	$0.02	$0.010	$0.010	$0.040
Loss per common share — diluted	$0.003	$0.003	$0.02	$0.010	$0.010	$0.040
Consolidated balance sheet data:
Total liabilities	$303,187	$486,895	$217,540	$313,414	$328,916	$873,359
Stockholders’ Equity (deficit)	$576,710	$459,400	$75,450	$(109,783	$(263,624)	$581,919

ITEM 7 — MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion following should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

(A) RESULTS OF OPERATIONS

Since we exited from bankruptcy proceedings on September 28, 1998, we have had no revenues from operations, and therefore sustained losses from general administration expenses amounting to $1,093,538 in 2007, $850,079 in 2006 and $3,815,302 in 2005.  Kenilworth has had no revenues from operations since exiting from Bankruptcy Proceedings in September 1998.

(B) LIQUIDITY AND CAPITAL RESOURCES

Kenilworth has not conducted any new business operations since 1991. At December 31, 2007, 2006 and 2005 we had a deficiency in working capital of $301,957, $436,910 and $239,745 respectively. In Kenilworth’s present state of operation to continue a viable business plan, Kenilworth requires little funding. We have been dependant upon the resources of its Chairman and Chief Executive Officer, who receives no compensation, and funds received from private investors, totaling $832,500 in 2007, $765,400 in 2006 and $776,250 in 2005.  In addition the Company issued restricted Common Stock for services totaling $306,400 for 10,240,000 shares in 2007, $1,829,000 for 58,116,044 shares in 2006 and $1,723,000 for 15,885,000 shares in 2005.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND RISK FACTORS

The information contained in this Form 10-K and Kenilworth’s other filings with the Securities Exchange Commission contain “forward-looking” statements within the meaning of section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbors created thereby. Such information involves important risks and uncertainties.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information included in this Annual Report on this Form 10-Kcontains statements that are forward-looking, including, but not limited to, statements relating to our business strategy and development activities as well as other capital spending, financing sources, the effects of regulation (including gaming and tax regulations), expectations concerning future operations, margins, profitability and competition. Any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, in some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “would,” “could,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “continue” or the negative of these terms or other comparable terminology. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by us. These risks and uncertainties include, but are not limited to, our lack of recent operating history, our dependence on Herbert Lindo, our Chairman and Chief Executive Officer who is eighty-two (82) years old and existing management, general domestic or international economic conditions, pending or future legal proceedings, changes in federal or state tax laws or the administration of such laws, changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions), applications for licenses and approvals under applicable jurisdictional laws and regulations (including gaming laws and regulations).  You should not place undue reliance on any forward-looking statements, which are based only on information currently available to us. We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date of this 10-K report for the year ended December 31, 2007.

RISK FACTORS

NO OPERATING HISTORY

We have had no new revenues from operations since 1991. We exited from bankruptcy proceedings in 1998 without assets and liabilities. We have had no revenues from operations since then and we may never have any revenues from operations in the future, which may result in the termination of our business.

WE HAVE NO WORKING CAPITAL

As of December 31, 2007 the working capital deficiency of Kenilworth was $301,957. This will not enable Kenilworth to achieve any of its planned operations. There can be no assurances that Kenilworth will again have sufficient working capital to engage in its planned operations.  Although we have been able to obtain working capital from investors that purchase Convertible Promissory Notes and by issuing restricted Common Shares for services rendered.

OUR BUSINESS IS ONLY IN THE PLANNING STAGE

Kenilworth’s business except for the completion of the $9,000,000 contract with the Totalizator Agency Board of Victoria, Australia, and the revenue from providing encoded access cards to United States and foreign Nuclear Electric Generating Plants, remains in the planning stage. We plan to engage in the development, manufacturing by subcontractors, and marketing of an operation entitled Roulabette™. Roulabette™ would allow casino patrons and other players to play along from remote locations with live in-progress casino table games such as Roulette, Craps, Baccarat and more via digital satellite and digital cable television broadcasts (simulcasts) emanating from strictly regulated casinos located in the United States or via the Internet in other locations around the world, to self-sufficient computer terminals dubbed “Roulabette™” and digital satellite and cable TV set top boxes. The Roulabette™ terminal is a proposal intended to be built and there can be no assurances that it will ever be built.  The microprocessors to be installed in the TV set top boxes or attached to TVs have not been designed. We have, as at December 31, 2007, no specific agreements, customers or proposals for any future business and there can be no assurances that we will ever have same.

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

OUR BUSINESS IS SUBJECT TO OUR ABILITY TO OBTAIN AND RETAIN KEY PERSONNEL

At the present time, we do not have any employees who will be able to develop Roulabette™. It will be necessary for us to obtain personnel qualified and with the expertise to develop Roulabette™. We believe at this time we would require additional employees and several more consultants. There can be no assurances of the availability of any such employees and consultants.  The Company expects to outsource the development of Roulabette™ and the microprocessors for the TVs or set top boxes.  No assurances can be given that the Company will be able to do this successfully.

WE ARE DEPENDANT UPON HERBERT LINDO

Kenilworth has been dependant upon the services of its Chairman and Chief Executive Officer Herbert Lindo who is eighty-two (82) years old. Herbert Lindo has performed his services during the past seventeen (17) years without compensation. Should Kenilworth procure working capital, there can be no assurances that he will continue to work without receiving compensation. There also can be no assurances of Herbert Lindo’s continued availability.  We believe without assurances that present management is capable to continue our present plans in the event that Herbert Lindo is not available.

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

The Roulabette™ system is planned to allow casino patrons and other players to play along with live, in-progress casino table games such as Roulette, Craps, Baccarat and more via digital satellite television and digital cable programming emanating from regulated casinos.

Remainder of page intentionally left blank

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

SHARES ELIGIBLE FOR FUTURE SALE COULD CAUSE OUR STOCK PRICE TO FALL

If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could fall. As of December 31, 2007 we added 49,733,259 restricted shares of Common Stock outstanding, which are eligible for sale by our Shareholders under new SEC Rule 144 D of the Securities Act of 1933 as amended which reduces the holding period to six (6) months or are otherwise registered for sale.

WE DO NOT INTEND TO PAY DIVIDENDS

We are not able to pay any dividends because we have no funds available to do so. Even if we had funds available, we do not intend or declare to pay any dividends on our common stock in the near future.

ITEM 8 — FINANCIAL STATEMENTS

The financial statements, the accompanying notes are filed as part of this Report annexed at the end of this report.  See ITEM 15.

ITEM 9 — CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On October 2, 2006, Demetrius & Company, L.L.C. (“Demetrius”) resigned as independent registered public accountants of Kenilworth Systems Corporation (the “Company”).  The Company’s Board of Directors accepted the resignation of Demetrius.

The report of Demetrius on the Company’s financial statements as of December 31, 2004 and for the year then ended neither contains an adverse opinion or a disclaimer of opinion nor is modified as to uncertainty, audit scope or accounting principles, except that the opinion includes an explanatory paragraph that the Company has incurred operating losses since its inception as a development stage company for the period beginning September 24, 1998, which raises substantial doubt about the Company’s ability to continue as a going concern.  Demetrius did not issue a report on the Company’s financial statements as of December 31, 2005 or for the years then ended.

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

Effective February 5, 2007, the Company engaged KGS, LLP as its independent certified public accountants with respect to the fiscal years ended December 31, 2005, 2006 and 2007.  The Company’s Board of Directors approved the engagement of KGS, LLP.  KGS, LLP. has not yet audited any of the Company’s financials from the time Demetrius ended their audit engagement.  The delay was not caused by KGS, LLP.

Remainder of page intentionally left blank

ITEM 9A — CONTROLS AND PROCEDURES

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

b.)   Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the annual period ending December 31, 2007, that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART III

ITEM 10 — DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position

Herbert Lindo	82	Director, Chairman of the Board, President, Treasurer, Chief Executive Officer and Chief Financial Officer

Joyce Clark	72	Director

Kit Wong	76	Director

Patrick J. Mc Devitt	66	Director

Edward Vietmeier	46	Director

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

Kit Y. Wong has served as a Director of Kenilworth since 1999, since December 2005 he also serves as Secretary of the Company. He is part owner and operator of several Chinese restaurants in the New York metropolitan area.  Mr. Wong devotes only a portion of his time to the business of Kenilworth.

Patrick J. Mc Devitt has been a licensed representative for Securities firms for the past eight (8) years. He retired in 2003 from the Securities business and joined his wife in the CPA business.  Mr. Mc Devitt devotes only a portion of his time to the business of Kenilworth.

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

Edward Vietmeier is a professional golfer and participates in major golf tournaments throughout the United States.  He is also the operator of a public golf course in Pennsylvania.  The immediate members of his family are shareholders of our Company’s stock. Mr. Vietmeier devotes only a portion of his time to the business of Kenilworth.

DIRECTORS IN OTHER PUBLIC COMPANIES

Kit Wong, a Director of the Company, serves as a Director of a private plastic extrusion company.

CRIMINAL/BANKRUPTCY/SEC VIOLATIONS WITHIN THE LAST FIVE (5) YEARS

NONE

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires Kenilworth’s Executive Officers and Directors, and persons who beneficially own more than ten percent (10%) of our Common Stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Executive Officers, Directors and greater than ten percent (10%) beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Through December 31, 2007 only Herbert Lindo, Chairman and Chief Executive Officer owns beneficially more than ten percent (10%) of our Common Stock.  The Company is presently reviewing the compliance for the foregoing.

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

ITEM 11 — EXECUTIVE COMPENSATION

a.)           The following table sets forth the exercise of options and SARs during the fiscal year ended December 31, 2007.

Aggregated Option/SAR Exercises in Last Fiscal Year
And FY-End Option/SAR Values

			Number of	Value of unexercised
			securities underlying unexercised options/	in- the- money options
			SARS at FY-end (#)	SARS at FY-end($)
	Shares acquired		exercisable /	exercisable /
Name	on exercise (#)	Value realized($)	unexercisable	unexercisable
Herbert Lindo	5,000,000	$20,000	0	0

No options or SARs were granted during the year ended December 31, 2007.  Herbert Lindo exercised his five million (5,000,000) share Option on November 27, 2006.

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

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long term compensation
					Awards		Payout
				Other	Restricted	Securities	LTIP	All
Name and				annual	stock	underlying	payouts	other
principal position	Year	Salary ($)	Bonus ($)	compensation($)	award(s)($)	options/SARS (#)	($)	compensation($)
Herbert Lindo	2007	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0
	2005	0	0	0	0	0	0	0
	2004	0	0	0	0	0	0	0

Herbert Lindo received no compensation during the past four (4) years and no Executive Officer received any compensation in excess of $100,000 during the past three (3) fiscal years.

ITEM 12 — SECURITY OWNERSHIP OF CETAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of March 14, 2007 the ownership with respect to each Executive Officer and Director and each person known to own beneficially more than five percent (5%) of the Company’s Common Stock.

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

BENEFICIAL OWNERSHIP TABLE

		AMOUNT AND
		NATURE OF
NAME AND ADDRESS OF		BENEFICIAL	PERCENT OF
BENEFICIAL OWNER	TITLE OF CLASS	OWNERSHIP (1)	CLASS (1)
Herbert Lindo (1)	Common Stock	50,000,000	15.2%
185 Willis Avenue	$0.01 par value
Mineola, NY 11501

The total number of shares beneficially owned by all Directors and Executive Officers	Common Stock
	$0.01 par value	16,866,465	4.8%
		66,866,465	20.4%

The percent of class has been determined with 327,741,465 shares issued and outstanding on December 31, 2007.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

NONE

ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company has appointed KGS, LLP. as Independent Auditor’s for the fiscal year ending December 31, 2005, 2006 and 2007 and to restate the Company’s financials as A Development Stage Company as directed by the SEC.  Representatives of KGS, LLP. are expected to be present at the annual meeting and will have the opportunity to make a statement if they desire to do so and are expected to be available to respond to appropriate questions.  KGS, LLP. has not commenced the audit for the respective years.  The Company’s back office accountants, which were not timely compensated during some of their work, halted the financial preparation for the audit.  The Company believes that after recent payments, the accounting will resume and finish 2005, 2006 and 2007.

Fees Incurred by Kenilworth

Fees for professional services provided by the Company’s Independent Auditor KGS, LLP. are estimated:

	2007	2006	2005

Audit Fees	$75,000	$75,000	$75,000

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

The Company has no Audit Committee.

PART IV

ITEM 15—EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  (1) Financial Statements

Consolidated balance sheets as of December 31, 2007 and 2006

Consolidated statement of operations and deficit for the periods ended December 31, 2007, 2006 and 2005

Consolidated statement of cash flows for the periods ended December 31, 2007, 2006 and 2005

Consolidated statement of changes in stockholders equity the years ended December 31, 2007, 2006 and 2005

Notes to consolidated financial statements

(b)   On July 12, 2002 Kenilworth filed an 8-K in which the Company reported the following event:

Herbert Lindo, Chairman and Chief Executive Officer of Kenilworth Systems Corporation (“Kenilworth”) since 1972, advised the Company’s Board of Directors that on June 26, 2002 the Sheriff of Nassau County (the “Sheriff”) sold at a purported Public Auction Sale (the “Sale”) 10,333,450 restricted common shares of Kenilworth Systems Corporation (the “Shares”) that he had owned and which represented control (14% of the outstanding shares) of Kenilworth, for one thousand dollars ($1,000) or $0.000095 per share.  The Shares were sold to Tappan Zee Capital Corp. (“Tappan Zee”).  On the date of the Sale the Shares had a market value of nine hundred thirty thousand ten dollars and fifty cents ($930,010.50).  The Sheriff seized and sold the Shares on behalf of Tappan Zee, as a result of a claim by Tappan Zee in a disputed civil suit brought in the New York Supreme Court for $128,062.  Tappan Zee was both the foreclosing party and the purchaser.  Herbert Lindo owned real estate at the time valued in excess of $128,062 which the Sheriff could have seized instead of the Kenilworth Shares.

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

Kenilworth or Herbert Lindo, as an individual will seek in Federal or State Courts to cancel the 10,333,450 shares, which were subject of the Sheriff Auctions Sale, and seek triple damages under RICO on behalf of the shareholders of Kenilworth, the damaged parties.  Herbert Lindo and Kenilworth have not commenced any proceedings against the Sheriff’s Office of Nassau County and Tappan Zee and the attorney’s representations Tappan Zee since we believe that the Statue for Security Fraud does not expire until June 26, 2009.

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

21.1	Subsidiaries of the Registrant

23.1	Consent of KGS, LLP. Independent Auditor, when provided.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

REPORT ON FORM 8-K

None

ITEM 8.01   OTHER EVENTS

None

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

(b)

On December 9, 2005, Mrs. Maureen Plovnick, a Director of the Company and Corporate Secretary of Kenilworth and all of its wholly owned subsidiaries has resigned pursuant to Mrs. Plovnick’s letter of resignation which she discussed with Mr. Lindo, Chairman, for several days before submitting same.  Mrs. Plovnick continues her employ with the Company as Mr. Lindo’s personal secretary.

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

Mr. Edward Vietmeier, a professional golfer who owns 1,583,097 Common Shares of Kenilworth, has agreed to replace Mr. Luciani on the Board of Directors.  At the scheduled Board Meeting held on January 10, 2006, a majority of the Board Members present elected Mr. Vietmeier to serve on the Board of Directors until the next Board of Directors elections.

The By-Laws of Kenilworth, a New York Corporation, requires a minimum of three (3) and a maximum of fifteen (15) Directors.  With the election of Mr. Vietmeier, the Company has seven (7) Directors.  Mr. Vietmeier was elected pursuant to the Company’s By-Laws which empowers the Board of Directors to elect new members to the Board until the next shareholder’s meeting.

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

Mr. Lindo borrowed the $750,000 to exercise the Options from the Company, as provided in the Plan and pledged the five million (5,000,000) shares and forty-five million (45,000,000) other Kenilworth shares he owns as collateral for the loan.

Mr. Lindo has performed his services during the past seventeen (17) years without compensation and with the acquisition of the five million (5,000,000) shares, he now owns fifty million (50,000,000) shares of the Company’s Common Stock, par value one cent ($0.01) per share, which represents fifteen and two-tenths of one percent (15.2%) of the presently 327,741,465 shares issued and outstanding as at December 31, 2007.  Mr. Lindo is believed to be the largest individual shareholder of Kenilworth stock.

Remainder of page intentionally left blank

To the Board of Directors of
Kenilworth Systems Corporation:

Effective February 5, 2007 the Company engaged KGS, LLP. as its independent Certified Public Accountants to Audit the Company’s financials for the years ended December 31, 2005, 2006 and 2007.

The Company has completed the financials but the Audit is not, as yet, completed.  After filing an automatic extension on March 27, 2007, we feel obligated to our shareholders to file the 2005, 2006 and 2007 Financials absent of the Auditor’s Opinion.

When the Audit is completed, which we expect to be within ninety (90) days, the Company will file a FORM 10K/A, explicitly pointing out any significant changes in our unaudited financials, if any, for ease of review.

Respectfully submitted,
Herbert Lindo, Chairman and CEO
March 14, 2008

The Independent Auditor’s Report will appear on this page when the Company will file the Amended FORM 10-K/A.

Remainder of page intentionally left blank

KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, (Unaudited)

	2007	2006

ASSETS
CURRENT ASSETS
Cash	$1,232	$49,995
Prepaid expenses	80,000	75,000
Loan receivable	20,120	30,000
Receivable from Herbert Lindo	750,000	750,000
Total current assets	851,352	904,995

PROPERTY AND EQUIPMENT — NET	14,868	31,878

PATENT COSTS — NET (Note 6)		0

SECURITY DEPOSIT	13,677	9,422
TOTAL ASSETS	$879,897	$946,295

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$210,717	$311,358
Payroll taxes payable	73,341	141,000
Loans payable — including accrued interest	19,129	33,787
Loans payable — automobile	0	750
Total current liabilities	303,187	486,895

COMMITMENTS AND CONTINGENCY — see notes

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock — par value $.01 per share; authorized 2,000,000 shares; no shares issued and outstanding
Common stock — par value $.01 per share; authorized 500,000,000 shares; issued and outstanding 327,741,562 and 278,508,293 shares, respectively	3,277,415	2,785,082
Additional paid-in capital	31,137,730	30,419,215
Accumulated deficit	(33,838,435	(32,744,897)
TOTAL STOCKHOLDER’S EQUITY	576,710	459,400
TOTAL STOCKHOLDER’S LIABILITIES AND EQUITY	$879,897	$946,295

The accompanying notes are an integral part of these consolidated financial statements.

KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

				PERIOD FROM
				NOVEMBER 24, 1998
	YEARS ENDED	YEARS ENDED	YEARS ENDED	TO
	DECEMBER 31,	DECEMBER 31,	DECEMBER 31,	DECEMBER 31,
	2007	2006	2005	2007
		Restated	Restated
Expenses
Selling, general and administrative	$1,093,538	$850,079	$3,815,302	$5,778,211

Other income (expenses)
Interest income	—	—	—	922
Interest expense	—	—	—	(757,250)
Total other income (expense)	0	0	0	(756,328)
Net loss	$1,093,538	$(850,079)	$(3,815,302)	$(9,453,316)
Basic and diluted loss per share	$(0.003)	$(0.003)	$(0.02)	$(0.04)
Weighted average number of shares outstanding	327,741,562	278,508,293	200,036,246

The accompanying notes are an integral part of these consolidated financial statements.

Remainder of page intentionally left blank

KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

				PERIOD FROM
				NOVEMBER 24, 1998
	YEARS ENDED	YEARS ENDED	YEARS ENDED	TO
	DECEMBER 31,	DECEMBER 31,	DECEMBER 31,	DECEMBER 31,
	2007	2006	2005	2007
		Restated	Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,093,538)	$(850,079)	$(3,815,302)	$(5,780,380)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	17,010	17,132	13,205	29,809
Amortization of patent (Note 6)	—	—	7,552	22,980
Accretion of convertible debt discount	—	—	—	72,656
Beneficial conversion feature			556,653	1,113,484
Common stock issued for services	204,800	1,024,205	1,723,000	2,920,564
Common stock issued to induce debt conversion		—	776,250	839,526
Common stock issued for interest due on notes payable		—	—	8,501
Accrued interest transferred to capital		—	—	4,209
Other		—	—-	21,100
Increase (decrease) in cash attributable to changes in assets and liabilities:
Prepaid expenses	(80,000)	(75,000)	(280,000)	(280,000)
Accounts payable and accrued expenses	229,846	345,895	271,540	218,772
Payroll taxes payable	73,341	141,000	43,878	59,522
Net cash used in operating activities	648,541	603,153	(703,224)	(1,368,520)

CASH FLOWS FROM INVESTING ACTIVITIES
Payment of loan receivable — stockholder		—	—	(4,000)
Proceeds from loan receivable — stockholder			20,000	4,000
Payment of patent costs (Note 6)			(8,000)	(66,639)
Purchase of property and equipment			(12,147)	(58,567)
Security deposit	13,677	9,422	(9,422)	(9,422)
Net cash used in investing activities			(9,569)	(129,456)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans payable—stockholders		(3,700)	—	60,000
Repayment of loans payable — stockholders		—	—	(10,000)
Proceeds from loans payable — related parties		16,000	—	141,137
Repayment of loans payable — related parties		17,787	—	(116,017)
Proceeds from convertible notes	832,500	623,000	922,500	1,275,361
Proceeds from sale of common stock		10,000	—	122,500
Proceeds from stock subscriptions receivable		—	—	25,000
Net cash provided by financing activities	832,500	663,087	423,554	1,497,981
Net loss during Development Stage Enterprise				9,453,316
Net change in cash		—	—	5
Cash — beginning of year	49,995	44,500	5	—
Cash — end of year	$1,232	$49,995	$5,495	$5,495
Supplemental disclosure of non-cash activities:
Common stock issued for patent costs	$0	$0	$—	$10,000
Exchange of loans payable for convertible notes payable	$—	$18,000	$—	$50,000
Conversion of notes payable to common stock	$987,500	$623,000	$1,723,000	$2,986,500
Cancellation of stock subscriptions receivable	$—	$—	$29,000	$29,000
Common stock issued for subscriptions receivable	$—	$—	$—	$9,453,316

The accompanying notes are an integral part of these consolidated financial statements.

KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS
OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

					DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE
	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	STOCK SUBSCRIPTIONS RECEIVABLE
						STOCKHOLDERS’ DEFICIT
	SHARES	PAR VALUE

Balances December 31, 2004	137,551,245	$1,375,512	$26,468,771	$(15,000)	$(27,939,066)	$(109,783)

Common stock issued for services	45,885,000	458,850	2,808,825

Common stock issued in connection with convertible notes	15,428,000	154,280	539,980	694,260

Sale of common stock	1,172,001	11,720	41,880	52,724

Write-Off					(140,450)	(140,450)

Net loss accumulated during the development stage					(3,815,302)	(3,815,302)

Balances December 31, 2005	200,036,246	$2,000,362	$29,859,456	$(15,000)	$(31,894,818)	$(31,894,818)

Common stock issued for services	60,426,047	604,426	419,779
Common stock issued in connection with convertible notes	17,646,000	176,646	139,940

Sale of common stock	400,000	400	40

Net loss accumulated during the development stage					(850,079)	(850,079)

Balances December 31, 2006	278,508,293	2,785,082	$30,419,215	0	(32,744,897)	(32,744,897)

Common stock issued for services	10,240,000	102,400	204,000

Common stock issued in connection with convertible notes	38,993,269	389,932	513,715

Sale of common stock

Net loss accumulated during the development stage					9,453,316	1,094,000

Balances December 31, 2007	327,741,562	3,277,415	31,137,730	0	8,453,316	33,838,897

The accompanying notes are an integral part of these consolidated financial statements.

KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — THE COMPANY AND NATURE OF BUSINESS

Kenilworth Systems Corporation (the “Company”) was incorporated in New York in April 1968 and completed an S-1 Registration in August 1968.  The Company is currently engaged in the development and eventual by outsourcing the manufacture the terminals that will permit individuals to play along with live in-progress casino table games at locations inside and outside the casino confines (remote locations).  Games will be available via TV simulcast of digital satellite and digital cable broadcasts to individuals at homes, offices and public gathering places and wherever television sets are located around the world.  The Company’s business remains in continuous development stage although it completed a nine million dollar ($9,000,000) contract with the Totalizator Agency Board (“TAB”), a state government agency of Victoria, Australia, while being in voluntary bankruptcy reorganization under Chapter 11, of the United States Bankruptcy Code. Successful execution of its business plan is dependent up such factors as: the ability to raise substantial capital and assemble a skilled and experienced management team, obtaining regulatory approval from gaming authorities and other governmental bodies, customer acceptance of a new experience in casino gaming, and technological feasibility.

These challenges create uncertainty as to the Company’s ability to operate as a going concern and could result in the termination of its business.  Management continues to develop a wagering system that allows casino patrons and individuals inside and outside the casino to play and wager along with live casino table games. The first step in the plan is to conduct testing. Unless the Company is able to obtain sufficient funds, none of the tests and initial development work can commence. The Company will attempt to obtain the necessary funding by offering its Common Stock or Preferred Stock to private investors.

If initial testing is successful, the second step is to obtain, if required, the appropriate licenses from gaming control regulators in the various venues the Company intends to offer its system. Upon successful testing, the Company intends to seek financing from banking sources for the manufacture of a microprocessor that will be installed in digital set top boxes, digital cable boxes, or as attachments to TVs when necessary.  These appliances will then be able to convert an ordinary television set into a computer terminal using the TV set as the monitor for remote casino game play and wagering. This technology is protected by the Company’s recently issued patents (see Note 6).

The accompanying financial statements have been prepared assuming the Company is a going concern and do not reflect adjustments, if any that would be necessary if the Company were not a going concern.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The consolidated financial statements include the accounts of Kenilworth Systems Corporation and its wholly owned subsidiaries: Video Wagering Systems Corporation, Roulabette™ Nevada Corporation, Kenilworth Systems Nevada Corporation, Kenilworth U.K. Ltd., Kenilworth Satellite Broadcasting Corporation and Satellite Gaming Consultants, Inc., both Delaware Corporations. None of the subsidiaries has any significant assets or liabilities except Satellite Gaming Consultants which acts primarily as depository and disburses payments of expenses payable by Kenilworth.

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

KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Cash and cash equivalents

The Company considers all highly liquid debt instruments with an original maturity of three months or less when purchased to be cash equivalents.  There were cash equivalents at December 31, 2007 and 2006.

Property and equipment

Property and equipment are stated at cost.  Equipment is depreciated over the estimated useful lives of the respective assets, ranging from five to seven (5-7) years.  Leasehold improvements are amortized over the shorter of either the asset’s useful life or the related lease term.  Depreciation is computed on the straight-line method for financial reporting purposes.

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

Fair value of financial instruments

Financial instruments reported in the balance sheet consist of accounts payable and loans payable, the carrying value of which approximated fair value at December 31, 2007 and 2006.  The fair value of the financial instruments disclosed are not necessarily representative of the amount that could be realized or settled nor does the fair value amount consider the tax consequences of realization or settlement.

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

KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Loss per share

Basic loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding, plus the weighted average number of net shares that would be issued upon the exercise or conversion of dilutive securities, such as stock options and warrants, and convertible debt.  There were no dilutive securities outstanding as of December 31, 2007, 2006 and 2005.  Accordingly, diluted loss per share for 2007, 2006 and 2005 is the same as basic loss per share.

New Authoritative Accounting Pronouncements

The Company does not anticipate the adoption of recently issued accounting pronouncements will have a significant impact on its results of operations, financial position or cash flows.

NOTE 3 — BANKRUPTCY PROCEEDINGS

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

NOTE 4 — PREPAID EXPENSES

Prepaid expenses consist of the unamortized value of stock issued to directors for the twelve-month service period ending September 30, 2008.  The balance will be amortized on a straight-line basis over the remaining term.

Remainder of page intentionally left blank

KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

NOTE 5 — PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	2007	2006

Office equipment	$18,800	$18,800
Leasehold improvements	21,000	21,000
Furniture and fixtures, automobile	35,620	35,620

	75,420	75,420
Less: Accumulated amortization	60,552	43,542
Total property and equipment, net	$14,868	$31,878

NOTE 6 — PATENT

The Company owns a patent and has pending, three (3) additional patents for technology that will enable it to provide real-time transmission of roulette and other game play from live tables at a casino facility.  Prior to December 31, 2006, the costs incurred in connection with the submission and approval of the patent applications has been capitalized.  A U.S. patent was awarded in June 2003.  The Company previously amortized patent costs.  On December 31, 2006, the Company elected to write-off all patent costs to meet generally accepted accounting principles (GAAP).  The $81,604 of accrued costs was charged against capital.

NOTE 7 — ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	2007	2006

Legal and other professional fees, including accrued payables	$140,411	$46,152
Payroll Taxes (approximately, including penalties)	73,341	141,000
Other	89,435	299,743

	$303,187	$486,895

 NOTE 8 — LOANS PAYABLE

2006:

During the year, the Company borrowed from two (2) shareholders, $30,000 and $16,000 with annual interest payments of eight percent (8%) and twelve percent (12%), respectively.  The $30,000 loans were reduced on January 16, 2007 to $17,745, including interest, and the $16,000 loan the Company repaid together with accrued interest to November 9, 2007.

NOTE 9 — CONVERTIBLE PROMISSORY NOTES

During 2007, 2006 and 2005, respectively, the Company sold to various private investors $832,500, $765,400, $776,250 principal amount of Convertible Promissory Notes bearing interest at rates ranging from 4.00% to 10.00% per annum.  The Notes had a one (1) year term and were immediately convertible at the option of the note holder into shares of restricted common stock based on conversion prices ranging from $0.025 and $0.05 per share.  All Notes issued in 2007, 2006 and 2005 were converted into a total of 49,733,259, 20,356,000 and 15,525,000 common shares, respectively.  The issuance of the Notes gave rise to a beneficial conversion feature (BCF) in the amount of: none in 2006, $368,640 in 2005 and $188,191 in

2004, reflecting the benefit of conversion prices that were below the market price of the Company’s common stock.  The BCF was charged in full to operations on the respective issuance dates of the Notes with an offsetting credit to additional paid-in capital.  The Company accounts for BCF under the recognition and measurement principles of Emerging Issues Task Force (EITF) 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios to Certain Convertible Instruments” and EITF-00-27, “Application of EITF Issue 98-5.

NOTE 10 — INCOME TAXES

The provision for income taxes consists of the following:

Years ended December 31,
	2007	2006	2005

Current:
Federal	$—	$—	$—
State	—	—	—
	—	—	—

Deferred:
Federal	—	—	—
State	—	—	—
	—	—	—

Provision for income taxes	$—	$—	$—

The Company did not have any revenue from operations since exiting Bankruptcy Proceedings in September 1998.

The effective income tax rate differed from the U. S. federal statutory rate as follows:

Years ended December 31,
	2007	2006	2005

Federal income tax benefit at statutory rate	$ N/A	$ N/A	$ N/A
State income taxes, net of federal benefit	N/A	N/A	N/A
Increase in valuation allowance	N/A	N/A	N/A

	$—	$—	$—

The difference between the U. S. federal tax rate and the Company’s effective tax rate in 2007, 2006 and 2005 is due primarily to changes in the valuation allowance related to the net deferred tax asset, offset by certain nondeductible expenses.

Remainder of page intentionally left blank

The major sources of temporary differences and their deferred tax effect are as follows:

Deferred tax assets:

	2007	2006

Net operating losses	$1,093,538	$850,079
Less: Valuation allowance	—	—

Net deferred tax assets	$1,093,538	$850,079

The benefits of net operating losses will not be recognized until management determines that realization is more likely than not to occur.  Accordingly, management has established a valuation allowance to offset the tax benefits of net operating losses for all periods presented.  At December 31, 2007, the Company had net operating loss carry-forwards of approximately $33,838,435, expiring through 2024. Utilization of NOL carry-forwards may be limited under various sections of the Internal Revenue Code depending on the nature of the Company’s operations.

NOTE 11 — COMMITMENT

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

Year ending December 31,

2007	$35,000
2008	38,000
2009	40,000
Total	$113,000

Rent expense for the years ended December 31, 2007, 2006 and 2005 was $35,000, $33,000 and $31,000, respectively.

NOTE 12 — RELATED PARTY TRANSACTIONS

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

NOTE 13 — STOCKHOLDERS’ DEFICIT

Authorized shares

The Company is authorized to issue up to 500,000,000 shares of Common Stock and up to 2,000,000 shares of Preferred Stock.  Both classes have a par value of $.01 per share.  The rights and preferences of the preferred shares will be designated by the Board of Directors.

Sales of unregistered common stock

In fiscal 2007, the Company raised $832,500 from the sale of 49,733,259 shares of common stock to a group of private investors at an average price of $0.017 per share.

Loan receivable

At December 31, 2007, shareholders owed $4,000 and $1,500, respectively, on balances due for the purchase of common stock and loans and a consultant owes $14,300 on a Promissory Note guaranteed by Herbert Lindo, the Chairman and Chief Executive of the Company.

Common shares issued for services

2007: The Company issued 10,240,000 restricted shares to investors and for services rendered with a stated value of $307,200.

2006: The Company issued approximately 58,116,044 restricted shares to investors and for services rendered for $1,829,000.

Conversion of Notes and related transactions

During 2007, 2006 and 2005, the Company issued 49,733,259, 17,646,000 and 1,172,001 shares, respectively, upon conversion of the Notes.

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

In August 2001, administrators of the Plan granted 5,000,000 NQSOs to Herbert Lindo, the Company’s Chairman and Chief Executive Officer, and 500,000 NQSOs to Maureen Plovnick, an employee.  The options have a five-year term, an exercise price of $.15 per share and immediate vesting.  There have been no other Plan transactions since these grants.  Mr. Lindo exercised his 5,000,000 share option on November 27, 2006.  A remaining option for 500,000 shares expired.  No new options have been granted.

NOTE 14 — RESTATEMENT

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

The following table summarizes the annual consolidated statements of operations and balance sheet data for the periods indicated, giving effect to the restatement described above:

	Year Ended December 31,
	2004		2003		2002
	Previously Reported	Restated	Previously Reported	Restated	Previously Reported	Restated
STATEMENT OF OPERATIONS DATA
Selling, general and administrative	$1,434,361	$1,488,716	$832,168	$474,193	$660,289	$361,400
Interest income	—	121	—	113	—	81
Interest expense	—	(371,701)	—	(294,149)	—	(23,570)
Net loss	(1,434,361)	(1,860,296)	(832,168)	(768,229)	(660,289)	(384,889)
Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.008)	$(0.01)	$(0.007)	$(0.01)

	Year Ended December 31,
	2004		2003		2002
	Previously Reported	Restated	Previously Reported	Restated	Previously Reported	Restated
BALANCE SHEET DATA
Prepaid expenses	$198,300	$93,750	$187,500	$—	$232,544	$—
Loan receivable — stockholders	142,000	—	50,000	4,000	—	—
Total current assets	409,458	93,755	244,636	4,005	242,615	—
Patent — net	329,917	68,763	336,100	56,905	—	16,547
Total assets	789,795	203,631	593,038	65,292	255,878	22,517
Loans payable — related parties	—	25,120	—	137,137	—	66,161
Total current liabilities	180,107	313,414	274,346	328,916	107,458	231,029
Deficit accumulated during the development stage	(27,883,758)	(27,939,066)	(26,449,397)	(26,078,770)	(25,617,229)	(25,310,541
Total stockholders’ equity (deficit)	609,688	(109,783)	318,692	(263,624)	148,420	(208,512

NOTE 15 — SUBSEQUENT EVENTS

The Company, through March 14, 2008 has issued 12,967,334 shares for conversion of Notes and issuance of services rendered.

The Company, through March 14, 2007 has issued 66,652,983 Restricted Shares for conversion of Notes and issuance of services rendered.  The total includes the issuance of 5,000,000 shares to Herbert Lindo, the Chairman and Chief Executive Officer, in connection with exercising his stock option on November 27, 2006.

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

In June 2005, the Company agreed to issue 770,588 shares of restricted common stock in settlement of an employment contract dispute.  The shares were valued by management at approximately $38,500.  The liability was accrued in 2004.  On March 14, 2008 the Company settled the dispute in Federal Court by issuing the 770,588 shares, absent of any restrictions.

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

NAME	TITLE	DATE

/s/ HERBERT LINDO	Director	March 19, 2008
Herbert Lindo

/s/ JOYCE CLARK	Director	March 19, 2008
Joyce Clark

/s/ KIT WONG	Director	March 19, 2008
Kit Wong

/s/ PATRICK J. MCDEVITT	Director	March 19, 2008
Patrick J. McDevitt

/s/ EDWARD VIETMEIER	Director	March 19, 2008
Edward Vietmeier