Form 10-Q
period 2008-03-31
KENILWORTH SYSTEMS CORP
filed 2008-05-13
CIK 55234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒        Quarterly report pursuant to Section 13 OR 15(D) of the Securities Exchange

Act of 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, indefinitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐  Yes    ☒   No

State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practical date.

The number of shares of common stock, $.01 par value of the Registrant outstanding as of March 31, 2008 was 341,479,484.

Table of Contents

KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

INDEX

Part I.	Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets (unaudited) - March 31, 2008 and December 31, 2007	1

	Condensed Consolidated Statements of Operation (and Deficit) (unaudited) - Three months ended March 31, 2008 and 2007, and the period from inception, as a Development Stage Company, to March 31, 2008	2

	Condensed Consolidated Statements of Cash Flows (unaudited) - Three months ended March 31, 2008 and 2007, and the period from inception, as a Development Stage Company, to March 31, 2008	3

	Condensed Notes to Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Part II.	Other Information	9

Item 1.	Description of Business	9

Item 2.	Legal Proceedings	14

Items 3,4,5,6		14

Item 7.	Exhibits	14

Signature		16

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

RISKS

Specific reference is made to each of the risks described in Item 7 in Part II of the Form 10-K for December 31, 2007 under the discussion “Cautionary Statement For Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995 and Risk Factors”. Reference is also made to future filings under Forms 10-Q and Forms 10-K and filings under the Securities Exchange Act of 1934 as amended and as may be applicable under the Securities Act of 1933 as amended.

INTRODUCTORY NOTE

The 10-Q has not been reviewed by the Independent Auditor.

This Form 10-Q is being filed as a “Development Stage Company” from the period beginning November 24, 1998 to the present at March 31, 2008, including a charge in the amount of $4,256,926, which was the amount the Company disbursed on September 28, 1998 to exit from Chapter 7 Bankruptcy Proceedings.

d) The Company issued 62,971,191 shares of its Restricted Common Stock since December 31, 2006.  All of the shares may have the restrictions lifted pursuant to new Rule 144 B within six (6) months after April 15, 2008 which may substantially depress the trading price of the Company’s Stock in the future.

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

KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2008	December 31, 2007

ASSETS
CURRENT ASSETS
Cash	$21,401	$1,232
Prepaid expenses	60,000	80,000
Loan receivable — including from stockholders	20,120	20,120
Receivable from Herbert Lindo (Note 8)	750,000	750,000

TOTAL CURRENT ASSETS	851,521	851,352

PROPERTY AND EQUIPMENT — NET	13,382	14,868

SECURITY DEPOSIT	17,777	13,677

TOTAL ASSETS	$882,680	$879,897

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$183,793	$210,717
Payroll taxes payable (Note 7)	121,591	73,341
Loans payable – including accrued interest	19,429	19,129

TOTAL CURRENT LIABILITIES	324,813	303,187

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock - par value $.01 per share; authorized 2,000,000 shares; no shares issued and outstanding
Common stock - par value $.01 per share; authorized 500,000,000 shares; issued and outstanding 341,479,484 and 327,741,562 shares, respectively	3,414,794	3,277,415
Additional paid-in capital	31,142,514	31,137,730
Accumulated deficit	(33,999,441)	(33,838,435)

TOTAL STOCKHOLDER’S EQUITY	557,867	576,710

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$882,680	$879,897

The accompanying notes are an integral part of these financial statements.

KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT

ACCUMULATED DURING DEVELOPMENT STAGE

FOR THE THREE MONTHS ENDED MARCH 31,

(Unaudited)

	Three months ended March 31,		Period from November 24, 1998 to
	2008	2007	March 31, 2008
Revenues
Sales	0	0	0

Expenses
Selling, general and administrative	$161,006	$218,787	$8,829,248

Other income (expenses)
Interest income	—	—	922
Interest expense	—	—	(815,741)

Total other income (expense)	—	—	—

Net loss	$(161,006)	$(218,787)	$(9,048,035)

Basic and diluted loss per share	(0.0004)	(0.0001)

Weighted average number of shares outstanding	341,479,484	287,594,294

KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months ended March 31		Period from November 24, 1998 to
	2008	2007	March 31, 2008
Cash flows from operating activities
Net loss	$(161,006)	$(218,787)	$(12,511,844)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	1,486	3,188	24,627
Accretion of convertible debt discount	—	—	72,656
Beneficial conversion feature	—	—	669,097
Common stock issued for services	2,800	37,500	7,748,660
Common stock issued to induce debt conversion	—	136,100	6,145,276
Common stock issued for interest due on notes payable	—	—	8,501
Accrued interest transferred to capital	—	—	4,270
Other			21,100
Increase (decrease) in cash attributable to changes in assets and liabilities:
Prepaid expenses	(60,000)	(110,000)	153,750
Loan receivable	20,120	23,700	(6,300)
Accounts payable and accrued expenses	(81,874)	(101,919)	184,092
Payroll taxes payable	(68,347)	(53,244)	87,756

Net cash used in operating activities	(248,809)	(283,462)	(212,689)

Cash flows from investing activities
Payment of loan receivable-stockholder	—	—	(4,000)
Proceeds from loan receivable-stockholder	—	—	4,000
Purchase of property and equipment	—	—	(58,567)
Security deposit	(17,777)	(9,422)	(4,250)

Net cash used in investing activities		(283,462)	(113,221)

Cash flows from financing activities
Proceeds from loans payable – stockholders	—	30,000	85,000
Payment of loans payable – stockholders	—	—	(10,000)
Proceeds from loans payable - related parties	—	—	154,137
Repayment of loans payable - related parties	19,429	34,632	(137,967)
Proceeds from convertible notes payable			1,400,361
Proceeds from sale of common stock	142,706	136,100	457,600
Proceeds from stock subscriptions receivable	—	—	40,000

Net cash provided by financing activities	162,135	136,100	1,728,763

Net change in cash			3,334

Cash - beginning of period	4,189	49,995	—
Cash - end of period	$21,401	$4,198	$3,334

Supplemental disclosure of non-cash activities:
Common stock issued for patent costs	$—	$—	$10,000
Exchange of loans payable for convertible notes payable	$—	$—	$50,000
Conversion of notes payable to common stock	$—	$136,100	$1,388,500
Conversion of loan payable - related party to common stock	$—	$750,000	$16,170
Cancellation of stock subscriptions receivable	$—	$—	$29,000
Common stock issued for subscriptions receivable	$—	$—	$71,500

The accompanying notes are an integral part of these financial statements.

KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Kenilworth Systems Corporation and subsidiaries (“Kenilworth”) beginning as of January 1, 2008 contain all adjustments (consisting of only normal accruals) necessary to present fairly the consolidated balance sheets as of March 31, 2008 and December 31, 2007 and the related statements of operations and cash flows for the three (3) month periods ended March 31, 2008 and 2007.  These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on FORM 10-K for the fiscal year ended December 31, 2007.

The results of operations for the three (3) month period ended March 31, 2008 are not necessarily indicative of the results for the entire year ending December 31, 2008.

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

NOTE 5 - CONVERTIBLE PROMISSORY NOTES

During the quarters ended March 31, 2008 and March 31, 2007 respectively, the Company sold to various private investors $135,000 and $136,100 principal amount of Convertible Promissory Notes bearing interest at rates ranging from 4.00% to 8.00% per annum.  The Notes had a one-year term and were immediately convertible at the option of the noteholder into shares of restricted common stock based on conversion prices ranging from $.05 to $.10 per share.  All Notes issued in the quarters ended March 31, 2008 and March 31, 2007 were converted into a total of 13,737,922 and 10,786,001 common shares, respectively.

NOTE 6 - NON CASH TRANSACTIONS

Common shares issued for services

2008:

The Company issued 6,600,000 shares as compensation for services rendered during the quarter period ended March 31, 2008.  The services were valued at $66,000.

2007:

The Company issued 750,000 shares as compensation for services rendered during the first quarter period ended March 31, 2007.  The services were valued at $37,500.

2006:

The Company issued 26,500,000 shares as compensation for services rendered during the first quarter period ended March 31, 2006.  The services were valued at $403,662.

NOTE 7 – PAYROLL TAXES PAYABLE

The Company has made arrangements with the Internal Revenue Service (IRS) and the New York State Department of Taxation to pay approximately $121,591 in past due payroll taxes, including all penalties and interest accrued during the years 2007 and 2006 in monthly installments, by the end of the calendar year 2008.  The agreements provide that the Company must pay all present taxes, when due, and payments must remain current in 2008.

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

NOTE 9 - SUBSEQUENT EVENTS

Subsequent to March 31, 2008, the Company raised an additional $155,000 from the sale of Convertible Promissory Notes and Stock Purchase and Option Agreements.

Subsequent to March 31, 2008, the Company issued 6,000,000 shares for consultants for services to be rendered.  The consultant fees and services were valued at $60,000.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Since we exited from bankruptcy proceedings on September 23, 1998 we have had no revenues from operations. We sustained substantial losses from general administrative expenses amounting to $1,093,538 and $850,079 in year 2007 and 2006 and for the three-months ended March 31, 2008 we sustained losses amounting to $161,006 compared to a loss of $218,787 for the quarter ending March 31, 2007. Kenilworth has had no revenues from operations during the past fifteen (15) years and there can be no assurances that it will ever have revenues from present planned operations.

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

PART II

ITEM 1—DESCRIPTION OF BUSINESS

Kenilworth Systems Corporation hereinafter referred to as “Kenilworth”, the “Company” or “we”, was incorporated on April 25, 1968 under the laws of the State of New York.  Kenilworth has been a publicly traded Company since August 1968 formerly on the National NASDAQ Market, presently on the OTC Pink Sheet Market since exiting from bankruptcy proceedings in September 1998.  Kenilworth is now being presented as a Development Stage Company.  The Company believes this designation is incorrect.  The Company exited from Chapter 7 Proceedings having made a 100% cash distribution to all approved credits for their entire claims and paid, in full, all administrative fees and expenses.  The designation has hindered the Company in its operations.

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

Kenilworth was the first to use color personal computers (PC’s) to replace electromechanical slot machines (1988).  We provided the software for the first Tabaret located at the Menzie at the Rialto in Melbourne, Australia, which opened in November 1990.  This consisted of cashless, variable denomination and multiple games, virtual PAT’s (“Player Activated Terminals”).   Prior thereto Kenilworth sponsored, with the assistance of three (3) Nevada casino operators, legislation to permit cashless wagering in the state of Nevada.  The legislation, which is in the form of an amendment to existing casino control statutes, permits the use of account cards (debit cards) and was signed into law by Governor Richard H. Bryan on June 13, 1985.

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

PATENTS, TRADEMARKS AND INTELLECTUAL PROPERTY

Our most important assets are Patents we have acquired and Roulabette™ related trademarks and service marks.  The Patent granted on June 10, 2003 titled “SYSTEM AND METHOD FOR REMOTE ROULABETTE AND OTHER GAME PLAY USING GAME TABLE AT A CASINO” and Patent Application filed October 15, 2003, entitled “METHOD AND SYSTEM FOR SUPPLYING FUNDS TO A TERMINAL FOR REMOTE WAGERING”, “MULTI-USE GAMING MACHINE” trademarks.

ROULABETTE™, as in pre-marked cards similar to lottery cards to select number in each game, used with terminals “ROULABETTE™ SWIPE CARD” to activate set-top boxes to play Roulabette™ and “PLAY ALONG WITH ROULABETTE™, LIVE” and MULTI-USE GAMING MACHINE.  Our patents are filed in forty-nine (49) industrialized countries of the world and are approved, both in Russia and recently in China, after a seven (7) year delay.

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

None

Item 4.    DEFAULT UPON SENIOR SECURITIES:

None

Item 5.    SUBMISSION OF A MATTER TO A VOTE OF SECURITIES HOLDERS:

None

Item 6.    OTHER INFORMATION:

The Company plans to hold its Annual Meeting of Shareholders in the third quarter of 2008 or any adjournment thereof with proxy materials mailed to shareholders of record in August 2008 prior to the proposed meeting dates.

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
May 13, 2008