Form 10-Q
period 2008-06-30
KENILWORTH SYSTEMS CORP
filed 2008-07-30
CIK 55234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒        Quarterly report pursuant to Section 13 OR 15(D) of the Securities

Exchange Act of 1934

For the quarterly period ended June 30, 2008

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

The number of shares of common stock, $.01 par value of the Registrant outstanding as of June 30, 2008 was 404,104,486.

KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

INDEX

Part I.	Financial Information

Item 1.	Unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Operation (and Deficit) (unaudited) - Six months ended June 30, 2008 and 2007, and the period from inception, as a Development Stage Company, to June 30, 2008

Condensed Consolidated Balance Sheets (unaudited) — June 30, 2008 and December 31, 2007

Condensed Consolidated Statements of Cash Flows (unaudited) - Six months ended June 30, 2008 and 2007, and the period from inception, as a Development Stage Company, to June 30, 2008

Condensed Notes to Consolidated Financial Statements (unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Part II.	Other Information

Item 1.	Description of Business

Item 2.	Legal Proceedings

Items
3,4,5,6

Item 7.	Exhibits

Signature

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

This Form 10-Q is being filed as a “Development Stage Company” from the period beginning November 24, 1998 to the present at June 30, 2008, including a charge in the amount of $4,256,926, which was the amount the Company disbursed on September 28, 1998 to exit from Chapter 7 Bankruptcy Proceedings.

d) The Company issued 125,596,193 shares of its Restricted Common Stock since December 31, 2006.  All of the shares may have the restrictions lifted pursuant to Rule 144 B after six (6) months which may substantially depress the trading price of the Company’s Stock in the future.

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

KENILWORTH SYSTEMS CORPORATION
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
AND DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE
(Unaudited)

					Period from
					November 24,
	For the six months ended		For the three months ended		1998
	June 30,		June 30,		(Inception) to
	2008	2007	2008	2007	June 30, 2008
	*		*		Restated
Revenues
Sales	$0	$0	$0	$0

Expenses
Selling, general and administrative	$859,681	$832,509	$680,583	$613,722	$13,185,007

Other income (expenses)
Interest income	—	—	—	—	922
Interest expense	—	—	—	—	(775,018)

Total other income (expense)	—	—	—	—	(2,688,926)

Net loss	$(859,681)	$(832,509)	$(680,583)	$(613,722)	$(16,008,323)

Basic and diluted loss per share	$(0.002)	$(0.002)	$(0.002)	$(0.001)	$(0.10)

Weighted average number of shares outstanding	404,104,486	304,688,294	404,104,486	304,668,294	86,811,567

* Includes a NON CASH loss of  $510,776 resulting from the sale and issuance of 62,625,002 shares of RESTRICTED Common Stock, par value $0.01 per share, for cash, consulting fees and conversion of loans at less than par value.

The accompanying notes are an integral part of these financial statements.

KENILWORTH SYSTEMS CORPORATION
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

	June 30, 2008	December 31, 2007

ASSETS
CURRENT ASSETS
Cash	$3,948	$1,232
Prepaid expenses	40,000	80,000
Loan receivable — including from stockholders, net	20,120	20,120
Receivable from Herbert Lindo (Note 8)	750,000	750,000

TOTAL CURRENT ASSETS	$814,068	$851,352

PROPERTY AND EQUIPMENT — NET	11,896	14,868

SECURITY DEPOSIT	17,777	13,677

TOTAL ASSETS	$843,741	$879,897

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$183,879	$210,717
Payroll taxes payable (Note 7)	147,351	73,341
Loans payable — including accrued interest	19,817	19,129

TOTAL CURRENT LIABILITIES	$351,047	$303,187

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock - par value $.01 per share; authorized 2,000,000 shares; no shares issued and outstanding
Common stock - par value $.01 per share; authorized 500,000,000 shares; issued and outstanding 404,104,486 and 327,741,562 shares, respectively	4,041,044	3,277,415
Additional paid-in capital	31,149,766	31,137,730
Accumulated deficit	(34,698,116)	(33,838,435)

TOTAL STOCKHOLDER’S EQUITY	492,694	576,710

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$843,741	$879,897

The accompanying notes are an integral part of these financial statements.

KENILWORTH SYSTEMS CORPORATION
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30,
(Unaudited)

			Period from
			November 24, 1998
			to
	2008	2007	June 30, 2008 Restated
Cash flows from operating activities
Net loss	$(859,681)	$(832,509)	$(16,008,323)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	2,972	6,376	—
Patent Impairment	—	—	73,962
Accretion of convertible debt discount		—	72,656
Beneficial conversion feature			1,182,097
Common stock issued for services	20,675,000	933,500	30,374,432
Common stock issued to induce debt conversion	—	—	63,276
Common stock issued for interest due on notes payable	—	—	8,501
Accrued interest transferred to capital	—	—	4,209
Loss on Investment	—	—	60,000
Other	—	—	21,100
Increase (decrease) in cash attributable to changes in assets and liabilities:
Prepaid expenses	(40,000)	(25,000)	(40,000)
Accounts payable and accrued expenses	183,879	297,219	351,047
Payroll taxes payable	147,351	141,000	147,351
Net cash used in operating activities	(525,479)	(532,586)	(2,504,864)
Cash flows from investing activities
Repayment of loans -stockholder	—	35,477	(20,120)
Proceeds from loan receivable - stockholder			4,000
Payment of patent costs	—	—	(73,962)
Purchase of property and equipment		—	-0-
Security deposit	(17,777)	(9,422)	(17,777)
Net cash used in investing activities	(220,000)	26,055	(220,000)
Cash flows from financing activities
Proceeds from Paid in Capital	12,000
Proceeds from convertible notes payable	—	—	1,754,861
Proceeds from sale of common stock	220,000	—	220,000
Proceeds from stock subscriptions receivable	—	—	40,000
Net cash provided by financing activities	220,000	506,531	3,662,666
Net change in cash		357	78,775
Cash – beginning of period	9,254	9,611	—
Cash - end of period	$3,948	$9,254	$78,775

Supplemental disclosure of non-cash activities:
Common stock issued for patent costs	$—	$—	$10,000
Exchange of loans payable for convertible notes payable	$—	$—	$50,000
Conversion of notes payable to common stock	$—	$136,100	$1,388,500
Conversion of loan payable - related party to common stock	$—	$750,000	$16,170
Cancellation of stock subscriptions receivable	$—	$—	$29,000
Common stock issued for subscriptions receivable	$—	$—	$71,500

The accompanying notes are an integral part of these financial statements.

KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Kenilworth Systems Corporation and subsidiaries (“Kenilworth”) beginning as of April 1, 2008 contain all adjustments (consisting of only normal accruals) necessary to present fairly the consolidated balance sheets as of June 30, 2008 and December 31, 2007 and the related statements of operations and cash flows for the three (3) month periods ended June 30, 2008 and 2007.  These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on FORM 10-K for the fiscal year ended December 31, 2007.

The results of operations for the three (3) month period ended June 30, 2008 are not necessarily indicative of the results for the entire year ending December 31, 2008.

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

NOTE 4 - GOING CONCERN UNCERTAINTY

As indicated in Note 2, the Company exited from Chapter 7 in September 1998 and has not yet commenced revenue producing operations. These factors create uncertainty as to the Company’s ability to operate as a going-concern and continue in business. Management plans to develop a wagering system that allows casino patrons and individuals outside the casino to play along remotely with live in-progress casino table games. The Company plans to obtain the necessary funding by offering its Common Stock, Senior Cumulative Convertible Preferred Shares, continue to sell Convertible Promissory Notes and/or Stock Purchase Option Agreements in private placements. There can be no assurances the Company can be successful in obtaining such financing.

The accompanying financial statements have been prepared assuming the Company is a going-concern and do not reflect adjustments, if any that would be necessary if the Company were not a going-concern.

NOTE 5 - CONVERTIBLE PROMISSORY NOTES

During the quarters ended June 30, 2008 and June 30, 2007 respectively, the Company sold to various private investors $220,000 and $135,000 principal amount of Convertible Promissory Notes made loans to the company and issued Stock Purchase and Option Agreements bearing interest at rates ranging from 4.00% to 12.00% per annum.  The Notes had a six-month and one-year term and were immediately convertible at the option of the noteholder into shares of restricted common stock based on conversion prices ranging from $.005 to $0.10 per share.  All Notes issued in the quarters ended June 30, 2008 and June 30, 2007 were converted into a total of  62,625,002 and 10,786,001 restricted common shares, respectively.

NOTE 6 - NON CASH TRANSACTIONS

Common shares issued for services

2008:

The Company issued 20,675,000 shares as compensation for services rendered during the quarter period ended June 30, 2008.  The services were valued at $413,500.

2007:

The Company issued 750,000 shares as compensation for services rendered during the first quarter and second quarter period ended June 30, 2007.  The services were valued at $37,500.

2006:

The Company issued 26,500,000 shares as compensation for services rendered during the first quarter period ended March 31, 2006.  The services were valued at $403,662.

NOTE 7 – PAYROLL TAXES PAYABLE

The Company has made arrangements with the Internal Revenue Service (IRS) and the New York State Department of Taxation to pay approximately $147,351 in past due payroll taxes, including all penalties and interest accrued during the years 2007 and the six (6) month period ended June 30, 2008 in monthly installments, by the end of the calendar year 2008.  The agreements provide that the Company must pay all present taxes, when due, and payments must remain current in 2008.

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

NOTE 9 - SUBSEQUENT EVENTS

Subsequent to June 30, 2008, the Company obtained two (2) $10,000 loans due September 23, 2008 at an interest rate of twelve percent (12%) per annum from two (2) present investors.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Since we exited from bankruptcy proceedings on September 23, 1998 we have had no revenues from operations. We sustained substantial losses from general administrative expenses amounting to $1,093,538 and $850,079 in year 2007 and 2006 and for the six-months ended June 30, 2008 we sustained losses amounting to $859,681 which includes a NON-CASH loss of $510,776 compared to a loss of $613,722 for the quarter ending June 30, 2007. Kenilworth has had no revenues from operations during the past fifteen (15) years and there can be no assurances that it will ever have revenues from present planned operations.

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

PART II

ITEM 1—DESCRIPTION OF BUSINESS

Kenilworth Systems Corporation hereinafter referred to as “Kenilworth”, the “Company” or “we”, was incorporated on April 25, 1968 under the laws of the State of New York.  Kenilworth has been a publicly traded Company since August 1968 formerly on the National NASDAQ Market, presently on the OTC Pink Sheet Market since exiting from bankruptcy proceedings in September 1998.  Kenilworth is now being presented as a Development Stage Company.  The Company believes this designation is incorrect.  The Company exited from Chapter 7 Proceedings having made a 100% cash distribution to all approved credits for their entire claims and paid, in full, all administrative fees and expenses.  The designation is hindering the Company in its operations.

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
July 29, 2008