Form 10-Q
period 2008-09-30
KENILWORTH SYSTEMS CORP
filed 2008-10-15
CIK 55234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒          Quarterly report pursuant to Section 13 OR 15(D) of the Securities
Exchange Act of 1934

For the quarterly period ended September 30, 2008

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

The number of shares of common stock, $.01 par value of the Registrant outstanding as of September 30, 2008 was 421,094,586.

KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

INDEX

Part I.	Financial Information

Item 1.	Unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Operation (and Deficit) (unaudited) - Nine months ended September 30, 2008 and 2007, and the period from inception, as a Development Stage Company, to September 30, 2008

Condensed Consolidated Balance Sheets (unaudited) — September 30, 2008 and December 31, 2007

Condensed Consolidated Statements of Cash Flows (unaudited) - Nine months ended September 30, 2008 and 2007, and the period from inception, as a Development Stage Company, to September 30, 2008

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

This Form 10-Q is being filed as a “Development Stage Company” from the period beginning November 24, 1998 to the present at September 30, 2008, including a charge in the amount of $4,256,926, which was the amount the Company disbursed on September 28, 1998 to exit from Chapter 7 Bankruptcy Proceedings.

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

KENILWORTH SYSTEMS CORPORATION
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
AND DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE

(Unaudited)

					Period from
					November 24,
	For the nine months ended		For the three months ended		1998
	September 30,		September 30,		(Inception) to
	2008	2007	2008	2007	September 30, 2008
	*		*		Restated
Revenues
Sales	$0	$0	$0	$0

Expenses
Selling, general and administrative	$932,897	$968,809	$107,196	$136,300	$13,292,203

Other income (expenses)
Interest income					922
Interest expense					(776,218)

Total other income (expense)					2,688,926

Net loss	$(932,897)	$(968,809)	$(107,196)	$(136,300)	$(16,144,623)

Basic and diluted loss per share	$(0.002)	$(0.002)	$(0.002)	$(0.001)	$(0.10)

Weighted average number of shares outstanding	421,094,586	371,491,228	421,094,586	317,491,228	421,094,586

* Includes a NON CASH loss of $544,756 resulting from the sale and issuance of 77,375,602 shares of RESTRICTED Common Stock, par value $0.01 per share, for cash, consulting fees and conversion of loans at less than par value during the period from April 1, 2008 and September 30, 2008.

The accompanying notes are an integral part of these financial statements.

KENILWORTH SYSTEMS CORPORATION
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

	September 30, 2008	December 31, 2007

ASSETS
CURRENT ASSETS
Cash	$12,286	$1,232
Prepaid expenses	20,000	80,000
Loan receivable — including from stockholders, net	20,120	20,120
Receivable from Herbert Lindo (Note 8)	767,008	750,000

TOTAL CURRENT ASSETS	$819,414	$851,352

PROPERTY AND EQUIPMENT — NET	10,375	14,868

SECURITY DEPOSIT	17,777	13,677

TOTAL ASSETS	$847,566	$879,897

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$108,947	$210,717
Payroll taxes payable (Note 7)	85,300	73,341
Loans payable — including accrued interest	41,014	19,129

TOTAL CURRENT LIABILITIES	$235,261	$303,187

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock - par value $.01 per share; authorized 2,000,000 shares; no shares issued and outstanding
Common stock - par value $.01 per share; authorized 500,000,000 shares; issued and outstanding 421,094,586 and 327,741,562 shares, respectively	4,210,945	3,277,415
Additional paid-in capital	31,235,776	31,137,730
Accumulated deficit	(34,834,416)	(33,838,435)

TOTAL STOCKHOLDER’S EQUITY	612,305	576,710

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$847,566	$879,897

The accompanying notes are an integral part of these financial statements.

KENILWORTH SYSTEMS CORPORATION

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30,

(Unaudited)

			Period from
			November 24,
			1998
			to
	2008	2007	September 30, 2008
			Restated
Cash flows from operating activities
Net loss	$(932,897)	$(968,809)	$(16,115,519)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	4,493	6,376
Patent Impairment	—	—	73,962
Accretion of convertible debt discount	—	—	72,656
Beneficial conversion feature			1,182,097
Common stock issued	16,990,100	933,500	51,049,432
Common stock issued to induce debt conversion	—	—	63,276
Common stock issued for interest due on notes payable	—	—	8,501
Accrued interest transferred to capital	—	—	4,209
Loss on Investment	—	—	60,000
Other	—	—	21,100
Increase (decrease) in cash attributable to changes in assets and liabilities:
Prepaid expenses	(20,000)	(25,000)	(20,000)
Accounts payable and accrued expenses	235,261	297,219	235,261
Payroll taxes payable	85,300	141,000	85,300
Net cash used in operating activities	(627,843)	(532,586)	(2,504,864)
Cash flows from investing activities
Repayment of loans – stockholder	—	35,477	(20,120)
Proceeds from loan receivable – stockholder	17,008		4,000
Payment of patent costs	—	—	(73.962)
Purchase of property and equipment	—	—	0
Security deposit	(17,777)	(9,422)	(17,777)
Net cash used in investing activities	(769)	26,055	(220,000)
Cash flows from financing activities			3,662,666
Proceeds from Paid in Capital
Proceeds from convertible notes payable		—
Proceeds from sale of common stock	113,000	—
Proceeds from stock subscriptions receivable	—	—	—
Net cash provided by financing activities	515,612	506,531	—
Net change in cash	11,054	357	—
Cash – beginning of period	1,232	9,611	—
Cash - end of period	$12,286	$9,254	$—
Supplemental disclosure of non-cash activities:
Common stock issued for patent costs	$—	$—	$10,000
Exchange of loans payable for convertible notes payable	$—	$—	$50,000
Conversion of notes payable to common stock	$—	$136,100	$1,388,500
Conversion of loan payable - related party to common stock	$—	$750,000	$16,170
Cancellation of stock subscriptions receivable	$—	$—	$29,000
Common stock issued for subscriptions receivable	$—	$—	$71,500

The accompanying notes are an integral part of these financial statements.

KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Kenilworth Systems Corporation and subsidiaries (“Kenilworth”) beginning as of July 1, 2008 contain all adjustments (consisting of only normal accruals) necessary to present fairly the consolidated balance sheets as of September 30, 2008 and December 31, 2007 and the related statements of operations and cash flows for the three (3) month periods ended September 30, 2008 and 2007.  These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on FORM 10-K for the fiscal year ended December 31, 2007.

The results of operations for the three (3) month period ended September 30, 2008 are not necessarily indicative of the results for the entire year ending December 31, 2008.

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

NOTE 4 - GOING CONCERN UNCERTAINTY

As indicated in Note 2, the Company exited from Chapter 7 in September 1998 and has not yet commenced revenue producing operations. These factors create uncertainty as to the Company’s ability to operate as a going-concern and continue in business. Management plans to develop a wagering system that allows casino patrons and individuals outside the casino to play along remotely with live in-progress casino table games. The Company continues to obtain the necessary funding by offering its Common Stock, Senior Cumulative Convertible Preferred Shares, and sell Convertible Promissory Notes and/or Stock Purchase and Option Agreements in private placements. There can be no assurances the Company can be successful in continuing to obtain such financing.

The accompanying financial statements have been prepared assuming the Company is a going-concern and do not reflect adjustments, if any that would be necessary if the Company were not a going-concern.

NOTE 5 - CONVERTIBLE PROMISSORY NOTES AND STOCK PURCHASE AND OPTION AGREEMENTS

During the quarters ended September 30, 2008 and September 30, 2007 respectively, the Company sold to various private investors $113,000 and $257,500 principal amount of Convertible Promissory Notes, made loans to the company and issued Stock Purchase and Option Agreements bearing interest at rates ranging from 4.00% to 12.00% per annum.  The Notes had a six-month and one-year term and were immediately convertible at the option of the noteholder into shares of restricted common stock based on conversion prices ranging from $.005 to $0.10 per share and purchase prices at $0.008 per share.  All Notes issued and shares sold in the quarters ended September 30, 2008 and September 30, 2007 were converted into a total of 79,615,102 and 12,822,934 restricted common shares, respectively.

NOTE 6 - NON CASH TRANSACTIONS

Common shares issued for services

2008:

The Company issued 20,675,000 shares as compensation for services rendered during the quarter period ended September 30, 2008.  The services were valued at $418,500.

2007:

The Company issued 750,000 shares as compensation for services rendered during the first quarter and second quarter period ended June 30, 2007.  The services were valued at $37,500.

2006:

The Company issued 26,500,000 shares as compensation for services rendered during the first quarter period ended March 31, 2006.  The services were valued at $403,662.

NOTE 7 – PAYROLL TAXES PAYABLE

The Company has made arrangements with the Internal Revenue Service (IRS) and the New York State Department of Taxation to pay approximately $147,351 in past due payroll taxes, including all penalties and interest accrued during the years 2007 and the nine (9) month period ended September 30, 2008 in monthly installments, by the end of the calendar year 2008.  The agreements provide that the Company must pay all present taxes, when due, and payments must remain current in 2008.  At September 30, 2008 the Company was delinquent in approximately $19,582 in payments to the IRS and will attempt to negotiate new payment schedules covering the delinquent payments.

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

At a regular meeting of the Board of Directors in July 2008, the Board unanimously approved (with Mr. Lindo abstaining) to extend the $750,000 loan until December 31, 2009, provided Mr. Lindo pays a nominal one and one-half percent (1½%) interest from November 2006.  Mr. Lindo agreed to pay the interest which totaled $17,008 through September 30, 2008. Mr. Lindo provides his services to the company without any remuneration.

NOTE 9 - SUBSEQUENT EVENTS

Subsequent to June 30, 2008, the Company obtained two (2) $10,000 loans due September 23, 2008 at an interest rate of twelve percent (12%) per annum from two (2) present investors.  The loans have been extended to October 23, 2008 with only the addition of agreed interest to October 2008.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Since we exited from bankruptcy proceedings on September 23, 1998 we have had no revenues from operations. We sustained substantial losses from general administrative expenses amounting to $1,093,538 and $850,079 in year 2007 and 2006 and for the nine-months ended September 30, 2008 we sustained losses amounting to $932,897 which include NON-CASH loss of $544,756 compared to a loss of $968,809 for the nine-months ending September 30, 2007. Kenilworth has had no revenues from operations during the past fifteen (15) years and there can be no assurances that it will ever have revenues from present planned operations.

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

PART II

ITEM 1—DESCRIPTION OF BUSINESS

Kenilworth Systems Corporation hereinafter referred to as “Kenilworth”, the “Company” or “we”, was incorporated on April 25, 1968 under the laws of the State of New York.  Kenilworth has been a publicly traded Company since August 1968 formerly on the National NASDAQ Market, presently on the OTC Pink Sheet Market since exiting from bankruptcy proceedings in September 1998.  Kenilworth is now being presented as a Development Stage Company.  The Company believes this designation is incorrect.  The Company exited from Chapter 7 Proceedings having made a 100% cash distribution to all approved creditors for their entire claims and paid, in full, all administrative fees and expenses.  The designation is hindering the Company in its operations.

GENERAL

Since early in the year 2000 we have been solely engaged in developing patents, markets and investigating how best to obtain Governmental approvals, by engaging lobbyists and consultants that would allow television satellite, cable subscribers and internet network throughout the industrialized world to play and wager along from remote locations with live, in-progress casino table games (Roulette, Craps, Baccarat and more) from strictly regulated casinos located in the United States and other locations around the world.

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

All forty-six (46) lotteries in the United States are owned and operated by County and State agencies.  Approximately twelve (12) states, including New York, are proposing to sell or lease (on long term leases) their lotteries.  Maryland, Michigan, Iowa and New Jersey are also exploring the privatization of their lotteries. This could greatly enhance our efforts to broadcast the live casino table games to these lottery locations and could result in having Cafés that offer terminals and TV sets to play along.  Internet Cafés that offer wagering on various events have been a huge success in the Asian Market. With Internet wagering outlawed in the United States, our patented satellite, one-way broadcasts offer the best possibility to establish satellite Cafés.

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

There are no technical breakthroughs required.  The equipment for the technology is readily available.  What is needed is to get through the maze of Local, County, State and Federal regulations in each U.S. State and foreign countries.  When the first State in the United States grants the Company permission to transmit the broadcast from one of its casinos to their residents and to States that do not have any casinos, (the entire East coast of the United States), the other forty-six (46) States with lotteries will join expeditiously. The same will occur in foreign countries.

Kenilworth will share the net win revenue with all participating entities that provide Roulabette™ gaming without costs of any kind.  State lotteries or their private operators will receive a minimum of forty percent (40%) of the total net win from their respective jurisdictions.

In States and foreign countries that designate exclusively lottery proceeds to schools and their teachers it is a welcome contribution.  It also will help close state and other budget gaps.

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

SUMMARY:

(1.)          Kenilworth continues to fine tune its patented technology dubbed Roulabette™.  It now plans to “outsource” the manufacturing of all the components instead as formerly manufacture some of the equipment in its 26,000 square foot facility located in Melville, NY.  Roulabette™ would allow casino patrons and other players to play along with live in-progress casino table games such as Roulette, Craps and Baccarat and more via digital satellite, digital cable television or Internet broadcasts (simulcasts) emanating from strictly regulated casinos located in the United States and other locations around the world, to self-sufficient computer terminals dubbed “Roulabette™ Slots” and digital satellite, cable TV set top boxes or the Internet in countries that permit Internet gaming. The Roulabette™ terminal is a proposal intended to be built and there can be no assurances that it will ever be built.  The microprocessors to be installed in the TV set top boxes have not been designed. We have as at September 30, 2008, no firm agreements, customers, or proposals for any future business and there can be no assurances that we will ever have same. Reference is also made to each of the “Risk Factors” that are set forth in Item 7.

(2.)          We believe the thousand virtual casino websites via the Internet obtain sixty percent (60%) of their annual revenue from customers in the U.S.  These website have been shut down when President Bush signed the Internet Enforcement Act of 2006.  since then the U.S. Congress has indicated it may lift Federal Internet Wagering in 2009 to increase Federal and State revenue to benefit education.

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

Kenilworth was the first to use color personal computers (PC’s) to replace electromechanical slot machines in 1988.  We provided the software for the first Tabaret located at the Menzie at the Rialto in Melbourne, Australia, which opened in November 1990.  This consisted of cashless, variable denomination and multiple games, virtual PAT’s (“Player Activated Terminals”).  Prior thereto Kenilworth sponsored, with the assistance of three (3) Nevada casino operators, legislation to permit cashless wagering in the state of Nevada.  The legislation, which is in the form of an amendment to existing casino control statutes, permits the use of account cards (debit cards) and was signed into law by Governor Richard H. Bryan on June 13, 1985.

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

In the United States, Kenilworth must refrain from using the Worldwide Web (WWW) Internet to manage wagers from individuals outside of the casino confines. It is presently against the law. In Roulabette™, the play-along broadcast emanates from casinos that are regulated by strict and comprehensive rules and state and jurisdiction regulations, enforced by gaming control regulators and everybody plays along with the same live table game. There is a world of difference between playing in a virtual make believe casino compared with an actual casino.

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

ROULABETTE™, as in pre-marked cards similar to lottery cards to select number in each game, used with terminals “ROULABETTE™ SWIPE CARD” to activate set-top boxes to play Roulabette™ and “PLAY ALONG WITH ROULABETTE™, LIVE” and MULTI-USE GAMING MACHINE.  Our patents are filed in forty-nine (49) industrialized countries of the world and are approved, both in Russia and recently in China and Japan, after a seven (7) year delay.

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

None

Item 4.    DEFAULT UPON SENIOR SECURITIES:

None

Item 5.    SUBMISSION OF A MATTER TO A VOTE OF SECURITIES HOLDERS:

None

Item 6.    OTHER INFORMATION:

The Company plans to hold its next Annual Meeting of Shareholders in December 2008 or any adjournment thereof with proxy materials mailed to shareholders of record in twenty (20) days prior to the proposed meeting dates.

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
October 15, 2008