Form 10-K
period 2008-12-31
KENILWORTH SYSTEMS CORP
filed 2009-03-25
CIK 55234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of ‘‘large accelerated filer,’’ ‘‘accelerated filer,’’ and ‘‘smaller reporting company’’ in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registration based on the closing price as reported on the Pink Sheet Market on March 16, 2009 was $3,587,320.

As of December 31, 2008, 434,597,086 Shares of the Registrant’s Common Stock, $0.01 par value, were outstanding.

Portions of the Registrant’s Proxy Statement for its 2008 Annual Meeting of Stockholders, which was held on January 7, 2009, are incorporated in Part III of this Form 10-K.

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

INTRODUCTORY NOTE TO PART IV

The Amendment No. 1 on FORM 10-K filed to restate certain amounts which changed as the results of having been ordered by the Securities and Exchange Commission to file the Company’s Financials as a “Development Stage Company” from the period beginning November 24, 1998 to the present at December 31, 2008, the elimination of $4,256,926, which was the amount the Company disbursed on or about September 28, 1998 to exit from Chapter 7 Bankruptcy Proceedings, and certain adjustments to losses sustained for the periods ended December 31, 2002, 2003 and 2004 for having discounted Convertible Promissory Notes from between ten cents ($0.10) per share and twelve cents ($0.12) per share to five cents ($0.05) per share.  The Company also added in PART II Item 5 — MARKET PRICES OF THE COMPANY’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS: d) The Company has outstanding at March 18, 2009 473,989,586 Common Shares.  All of the restricted shares may have the restrictions lifted pursuant to new Rule 144 B within six (6) months which will substantially depress the trading price of the Company’s Common Stock.

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

Employing the latest encrypted satellite, cable and Internet technology and placing television cameras in strategic locations above the casino table games, without disrupting the normal game-monitoring activities, (a separate control room would direct the various camera angles), and transmitting the table games over the digital satellite, digital cable and Internet networks (in countries that permit Internet wagering) to television sets (“TV’s”), which become a platform for playing along with the casino games wherever TV’s and laptops are located.

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

All forty-three (43) lotteries in the United States are owned and operated by County and State agencies.  Since the beginning of year 2008, lottery states have indicated exploring the privatization of their lotteries. This could greatly enhance our efforts to broadcast the live casino table games to these lottery locations and could result in having cafés that offer laptops and TV sets to play along.  Internet cafés that offer wagering on various events have been a huge success in the Asian Market. With Internet wagering outlawed in the United States, our patented satellite, one-way broadcasts offer the best possibility to establish satellite cafés.

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

SUMMARY:

(1.)          Kenilworth continues to fine tune its patented technology dubbed RoulabetteTM.  It now plans to “outsource” the manufacturing of all the components instead as formerly manufacture some of the equipment in its twenty-six thousand (26,000) square foot facility then located in Melville, NY.  RoulabetteTM would allow casino patrons and other players to play along with live in-progress casino table games such as Roulette, Craps, Baccarat and more via digital satellite, digital cable television or Internet broadcasts (simulcasts) emanating from strictly regulated casinos located in the United States and other locations around the world, to self-sufficient computer terminals dubbed “RoulabetteTM Slots” and digital satellite, cable TV set top boxes or the Internet in countries that permit Internet gaming. The RoulabetteTM terminal is a proposal intended to be built and there can be no assurances that it will ever be built.  The microprocessors to be installed in the TV set top boxes have not been designed. We have as at December 31, 2008, no firm agreements, customers, or proposals for any future business and there can be no assurances that we will ever have same. Reference is also made to each of the “Risk Factors” that are set forth in Item 7.

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

In 2002, the Philippines Government permitted the establishment of two (2) Internet Cafés in the Manila area and allowed the operators, for a fee to PAGCOR, to provide life-like action on virtual baccarat, accept sports bets and video broadcast of actual in-progress cock fights with wagering on the outcome.  By year end 2007, the number of Cafés operating in the Manila area increased to sixty (60) Cafés.  At the end of 2006 there are now six hundred (600) Cafés in Manila with an additional thirty four hundred (3,400) throughout the country.

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

At the present time, we do not engage technically oriented employees who will be able to assist in the development of RoulabetteTM. It will be necessary for us to obtain additional personnel qualified and with the expertise to develop RoulabetteTM. We would require additional employees and several more consultants in respective locations and there can be no assurances of our being able to obtain any necessary personnel. There can be no assurances of the availability of any such employees and consultants.

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

DELAYED APPROVAL OF PATENTS IN CHINA, HONG KONG AND JAPAN

Earlier this year we reported that after a seven (7) year delay, China and Hong Kong have accepted our Roulabette™ System patents for remote live, in-progress casino table game wagering action.  Since then Japan has also accepted our Roulabette™ patents.

To assist us in our marketing efforts in China, we are pleased to confirm that we have signed contracts with Charles P. Wang and Fred Catapano. Both gentlemen have more than thirty (30) years of experience, with Chinese government agencies and Chinese marketing and possess the appropriate “know how”.

We were surprised at the Japanese approval. Japan has NO CASINOS which translates to us, that they would entertain remote wagering from other Asian countries that offer casino action.  Otherwise, why approve something that will not, in the near Japanese future, occur?  Affluent Japanese gamblers visit South Korea, the Philippines and of late, Macau.  That leaves the average wage earner to play Pachinko games in Japan for their gambling entertainment.  The Pachinko player is the potential remote casino table game player.

China now leads the world with 220 million Internet users; a mere seventeen percent (17%) of its population, compared with 216 million seventy-one percent (71%) who use the Internet in the United States.   Adoption of the Roulabette™ system is capable of providing five times more Internet players in China than in the United States once the most sought after market in the world.

Charles P. Wang Dossier

1988-1993 Former President — China Institute of America
Premiere culture and education organization promoting better U.S./China relations since 1933.

Former Executive Director — Chinese America Planning Counsel
Largest social service organization serving Asian Americans in New York.

1995-2001 Former Vice Chairman U.S. Commission on Civil Rights
Appointed by President George Bush.

Former Assistant Commissioner — NY State Department of Social Services
Under Governor Mario Cuomo.

Introduces and accompanies Chinese Heads of State and Dignitaries when they visit with U.S. Congressional, State and City Officials and at meetings at the United Nations in New York.

Mr. Wang was invited to meet Chinese Premier Wen Jiaboa while he was attending the September United Nations meetings of World Leaders.

Mr. Catapano is the owner of Well Made Toys Manufacturing Corp., one of the largest U.S. manufacturers and importer of toys from China with offices in Hong Kong and elsewhere in China.  With his thirty (30) years of experience in dealing with Chinese Government Officials and manufacturers, many of which are government owned, Kenilworth has members of his office staff expertise available in facilitating our Roulabette™ marketing plans. They are well acquainted with how to procure talent and “know how” in China.  Mr. Catapano is a major Kenilworth shareholder.

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

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages and positions held by each of Kenilworth’s directors and executive officers are as follows:

NAME	AGE	OFFICES AND POSITIONS HELD	FIRST ELECTED OFFICER OF KENILWORTH
HERBERT LINDO	83	PRESIDENT,CHAIRMAN OF THE BOARD, CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER	1972
KIT WONG	77	SECRETARY	1999

All of the above Executive Officers and Directors have been elected to serve until the next Annual Meeting of Shareholders or until their respective successors are elected and qualified. The Board presently anticipates that the next Shareholders Meeting will be held during the third quarter period of 2009.

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

	LOW	HIGH
2007

January 1, 2007 Through March 31, 2007	$0.002	$0.05

April 1, 2007 Through June 30, 2007	$0.02	$0.04

July 1, 2007 Through September 30, 2007	$0.02	$0.007

October 1, 2006 Through December 31, 2006	$0.01	$0.03

2008

January 1, 2008 Through March 30, 2008	$0.008	$0.0175

April 1, 2008 Through June 30, 208	$0.005	$0.011

July 1, 2008 Through September 30, 2008	$0.004	$0.008

October 1, 2008 Through December 31, 2008	$0.012	$0.001

2009

January 1, 2009 Through March 15, 2009	$0.006	$0.02

(b)         Holders. There were approximately six thousand (6,000) holders of record of Common Stock of Kenilworth as of March 16, 2009.

(c)          Dividends. Kenilworth has not paid any dividends on its Common Stock. We plan to apply any earnings it achieves to expansion of the business and does not expect to pay any dividends in the foreseeable future.

(d)         No underwriters were involved in the sale of the unregistered Convertible Promissory Notes and Stock Purchase and Option Agreements.  Exemption from registration is claimed under Section 4(2) of the SEC Act of 1933 as amended.  The proceeds from the sale of all unregistered securities have all been used for working capital.

The Company has outstanding 434,597,086 Common Shares.  All of the restricted shares may have the restriction lifted pursuant to new SEC Rule 144 B within six (6) months which may substantially depress the trading price of the Company’s stock.

(e)         Equity Compensation Plan expired in November 27, 2006.  The Company plans to ask the Shareholders to approve a future plan when the Company’s business becomes more viable.

ITEM 6 — SELECTED FINANCIAL DATA

The following table summarizes certain selected financial data and is qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements and related Notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.

Selected Financial Data for the five (5) years ended December 31, 2008, are as Follows:

SUMMARY OF OPERATIONS

	2008	2007	2006	2005	2004	PERIOD FROM NOVEMBER 24, 1998 TO DECEMBER 31, 2008
		Restated	Restated	Restated	Restated	Restated
Net sales from operations	$—	$—	$—	$—	$—	$—
Other income	$—	$—	$—	$—	$—	$—
Net loss accumulated during the development stage	$1,074,193	$1,093,538	$850,079	$3,815,302	$1,860,296	$4,634,140
Loss per common share	$0.002	$0.003	$0.003	$0.02	$0.010	$0.0383
Loss per common share — diluted	$0.002	$0.003	$0.003	$0.02	$0.010	$0.0383
Consolidated balance sheet data:
Total liabilities	$318,488	$303,187	$486,895	$217,540	$313,414	$314,488
Stockholders’ Equity (deficit)	$34,912,628	$576,710	$459,400	$75,450	$(109,783)	$885,560

 ITEM 7 — MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion following should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

(A) RESULTS OF OPERATIONS

Since we exited from bankruptcy proceedings on September 28, 1998, we have had no revenues from operations, and therefore sustained losses from general administration expenses amounting to $1,074,193 in 2008, $1,093,538 in 2007 and $850,079 in 2006.  Kenilworth has had no revenues from operations since exiting from Bankruptcy Proceedings in September 1998.

(B) LIQUIDITY AND CAPITAL RESOURCES

Kenilworth has not conducted any new business operations since 1991. At December 31, 2008, 2007 and 2006 we had a deficiency in working capital of $302,138, $301,957 and $436,910 respectively. In Kenilworth’s present state of operation to continue a viable business plan, Kenilworth requires little funding. We have been dependant upon the resources of its Chairman and Chief Executive Officer, who receives no compensation, and funds received from private investors, totaling $511,000 in 2008, $832,500 in 2007 and $765,400 in 2006.  In addition the Company issued restricted Common Stock for services totaling $523,565 for 52,355,522 shares in 2008, $306,400 for 10,240,000 shares in 2007 and $1,829,000 for 58,116,044 shares in 2006.

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

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information included in this Annual Report on this Form 10-Kcontains statements that are forward-looking, including, but not limited to, statements relating to our business strategy and development activities as well as other capital spending, financing sources, the effects of regulation (including gaming and tax regulations), expectations concerning future operations, margins, profitability and competition. Any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, in some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “would,” “could,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “continue” or the negative of these terms or other comparable terminology. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by us. These risks and uncertainties include, but are not limited to, our lack of recent operating history, our dependence on Herbert Lindo, our Chairman and Chief Executive Officer who is eighty-three (83) years old and existing management, general domestic or international economic conditions, pending or future legal  proceedings, changes in federal or state tax laws or the administration of such laws, changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions), applications for licenses and approvals under applicable jurisdictional laws and regulations (including gaming laws and regulations).  You should not place undue reliance on any forward-looking statements, which are based only on information currently available to us. We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date of this 10-K report for the year ended December 31, 2008.

Remainder of page intentionally left blank

RISK FACTORS

NO OPERATING HISTORY

We have had no new revenues from operations since 1991. We exited from bankruptcy proceedings in 1998 without assets and liabilities. We have had no revenues from operations since then and we may never have any revenues from operations in the future, which may result in the termination of our business.

WE HAVE NO WORKING CAPITAL

As of December 31, 2008 the working capital deficiency of Kenilworth was $302,138. This will not enable Kenilworth to achieve any of its planned operations. There can be no assurances that Kenilworth will again have sufficient working capital to engage in its planned operations.  Although we have been able to obtain working capital from investors that purchase Convertible Promissory Notes and by issuing restricted Common Shares for services rendered.

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

WE ARE DEPENDANT UPON HERBERT LINDO

Kenilworth has been dependant upon the services of its Chairman and Chief Executive Officer Herbert Lindo who is eighty-three (83) years old. Herbert Lindo has performed his services during the past eighteen

(18) years without compensation. Should Kenilworth procure working capital, there can be no assurances that he will continue to work without receiving compensation. There also can be no assurances of Herbert Lindo’s continued availability.  We believe without assurances that present management is capable to continue our present plans in the event that Herbert Lindo is not available.

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

SHARES ELIGIBLE FOR FUTURE SALE COULD CAUSE OUR STOCK PRICE TO FALL

If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could fall. As of December 31, 2008 we added 106,855,522 restricted shares of Common Stock outstanding, which are eligible for sale by our Shareholders under new SEC Rule 144 B of the Securities Act of 1933 as amended which reduces the holding period to six (6) months or are otherwise registered for sale.

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

b.)          Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the annual period ending December 31, 2008, that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART III

ITEM 10 — DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position

Herbert Lindo	83	Director, Chairman of the Board, President, Treasurer, Chief Executive Officer and Chief Financial Officer

Joyce Clark	73	Director

Kit Wong	77	Director

Patrick J. Mc Devitt	67	Director

Edward Vietmeier	47	Director

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

ITEM 11 — EXECUTIVE COMPENSATION

a.)           The following table sets forth the exercise of options and SARs during the fiscal year ended December 31, 2008.

Aggregated Option/SAR Exercises in Last Fiscal Year
And FY-End Option/SAR Values

NONE

			Number of	Value of unexercised
			securities underlying unexercised options/	in- the- money options
			SARS at FY-end (#)	SARS at FY-end($ )
	Shares acquired		exercisable /	exercisable /
Name	on exercise (#)	Value realized($)	Unexercisable	unexercisable
Herbert Lindo	5,000,000	$20,000	0	0

No options or SARs were granted during the year ended December 31, 2008.  Herbert Lindo exercised his five million (5,000,000) share Option on November 27, 2006.

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

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long term compensation
					Awards		Payout
				Other	Restricted	Securities	LTIP	All
Name and				annual	stock	underlying	payouts	other
principal position	Year	Salary ($)	Bonus ($)	compensation($)	award(s)($)	options/SARS (#)	($)	compensation($)
Herbert Lindo	2008	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0
	2005	0	0	0	0	0	0	0

Herbert Lindo received no compensation during the past four (4) years and no Executive Officer received any compensation in excess of $100,000 during the past three (3) fiscal years.

ITEM 12 — SECURITY OWNERSHIP OF CETAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of March 16, 2009 the ownership with respect to each Executive Officer and Director and each person known to own beneficially more than five percent (5%) of the Company’s Common Stock.

The information provided in the table is based on Kenilworth’s records, information filed with the Securities and Exchange Commission and information provided to Kenilworth, except where otherwise noted.

The number of shares beneficially owned by each person, Director or Executive Officer is determined under rules of the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose.  Under such rules, beneficial ownership includes any shares as to which the individual has the right to acquire as of May 31, 2008 through the exercise of any stock option or other right.  Unless otherwise indicated, each person has sole voting and investment power (or shares such powers with his spouse) with respect to the shares set forth in the following table:

BENEFICIAL OWNERSHIP TABLE

		AMOUNT AND
		NATURE OF
NAME AND ADDRESS OF		BENEFICIAL	PERCENT OF
BENEFICIAL OWNER	TITLE OF CLASS	OWNERSHIP (1)	CLASS (1)
Herbert Lindo (1)
185 Willis Avenue	Common Stock
Mineola, NY 11501	$0.01 par value	50,000,000	11.9%

The total number of shares beneficially owned by all	Common Stock
Directors and Executive Officers	$0.01 par value	21,359,465	5.0%
		71,359,465	16.9%

The percent of class has been determined with 437,597,086 shares issued and outstanding on December 31, 2008.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

NONE

ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company has appointed KGS, LLP. as Independent Auditor’s for the fiscal year ending December 31, 2006, 2007 and 2008 and to restate the Company’s financials as A Development Stage Company as directed by the SEC.  KGS, LLP. has not commenced the audit for the respective years.  The Company’s back office accountants, which were not timely compensated during some of their work, halted the financial preparation for the audit.  As the result of the delays, KGS, LLP resigned in 2008.  The Company has not as yet engaged an Independent Auditor.

Fees Incurred by Kenilworth

Fees for professional services provided are estimated:

	2008	2007	2006

Audit Fees	$4,000	75,000	$75,000

The Company has no Audit Committee.

PART IV

ITEM 15—EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  (1) Financial Statements

Consolidated balance sheets as of December 31, 2008 and 2007

Consolidated statement of operations and deficit for the periods ended December 31, 2008, 2007 and 2006

Consolidated statement of cash flows for the periods ended December 31, 2008, 2007 and 2006

Consolidated statement of changes in stockholders equity the years ended December 31, 2008, 2007 and 2006

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

ITEM 15—EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

3.1	Certificate of Incorporation and prior Amendments thereto are incorporated by reference to Exhibit 3.1.

3.2	Certificate of Amendment to the Certificate of Incorporation dated January 26, 2009 Annexed hereto.

3.3	The Bylaws are Annexed in Exhibit 3 (2) to the Registrant’s Annual Report on FORM 10-K for the fiscal year ended December 31, 2001.

10.1	Sample Stock Purchase and Option Agreement

10.2

Kenilworth Systems Corporation Performance and Equity Incentive Plan incorporated by reference to the exhibit 10.2 to the Registrant’s Annual Report on form 10-K for the fiscal year ended December 31, 2001.  The Plan has expired.

10.3

Three (3) year lease with Police Benevolent Association (PBA) of Nassau County for office space at 185 Willis Avenue, Mineola, NY 11501 renewed to May 30, 2009 for approximately two thousand three hundred (2,300) square feet for two thousand six hundred dollars ($2,600) per month, plus adjustments for electricity and real estate taxes.

21.1	Subsidiaries of the Registrant

23.1	Consent of KGS, LLP. Independent Auditor, when provided. Resigned in 2008.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

REPORT ON FORM 8-K

None

ITEM 8.01   OTHER EVENTS

None

On April 18, 2006 the Company reported on FORM 8-K:

ITEM  9.01             FINANCIAL STATEMENTS AND EXHIBITS

(c)          Exhibits

The following exhibits are annexed hereto:

99.1	Press Release dated April 18, 2006

FOR RELEASE: Tuesday, April 18, 2006

For:	Contact:
KENILWORTH SYSTEMS CORPORATION	Herbert Lindo
185 Willis Avenue, Suite # 4	Chairman & CEO
Mineola, NY 11501
Tel: (516) 741-1352
Fax: (516) 741-7194

FOR IMMEDIATE RELEASE

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

FORWARD LOOKING STATEMENT

This release contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E the Securities Exchange Act of 1934, as amended and such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. “Forward-looking statements” describe future expectations, plans, results, or strategies and are generally preceded by words such as “may,” “future,” “plan” or “planned,” “will” or “should,” “expected,” “anticipates,” “draft,” “eventually” or “projected.” You are cautioned that such statements are subject to a multitude of risks and uncertainties that could cause future circumstances, events, or results to differ materially from those projected in the forward-looking statements, including the risks that actual results may differ materially from those projected in the forward-looking statements as a result of various factors, and other risks identified in a company’s annual report on Form 10-K or 10-Q and other filings made by such company with the Securities and Exchange Commission. You should consider these factors in evaluating the forward-looking statements included herein, and not place undue reliance on such statements. The forward-looking statements in this release are made as of the date hereof and Kenilworth undertakes no obligation to update such statements.

Contact: Herbert Lindo, Chairman & CEO, Kenilworth Systems Corp. (516) 741-1352,  Roulabette@aol.com.

On September 26, 2006 the Company reported on FORM 8-K:

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

On February 7, 2007 the Company reported on FORM 8-K/A:

Item 4.01                                           Changes in Registrant’s Certifying Accountant.

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

Item 9.01                                             Financial Statements and Exhibits.

(d)                               Exhibits.

16.                               Letter from Demetrius & Company, L.L.C. to the Securities and Exchange Commission.

Exhibit 16

[LETTERHEAD OF DEMETRIUS & COMPANY, L.L.C.]

February 27, 2007

Securities and Exchange Commission
Mail Stop 7561
100 F Street NE
Washington, DC 20549

Ladies and Gentlemen:

We have read the statements made by Kenilworth Systems Corporation which were provided to us on February 27, 2007, which we understand will be filed with Commission pursuant Item 4.01 in the Form 8-K/A. We agree with the statements under Item 4.01 concerning firm. We have no basis to agree or disagree with other statements made.

Yours truly,

/s/ Demetrius & Company, L.L.C.

On February 7, 2007 the Company reported on FORM 8-K:

ITEM 4.01 CHANGE OF INDEPENDENT AUDITORS:

The Company engaged KGS, LLP as its Independent Certifying Accountants.  The former Auditors, Demetrius & Company, LLP had advised the Company, on October 2, 2006, that the client-auditor relationship has ceased.  The ending of the relationship was not as the result of any dispute.

On November 12, 2008 the Company reported on FORM 8-K:

Item 4.01 Changes in Registrant’s Certifying Accountant

On November 6, 2008, KGS, LLP resigned as Independent Registered Public Accountant of Kenilworth Systems Corporation (the “Company”). The Company’s Board of Directors, at a special meeting held on November 12, 2008 at which a quorum of Directors was present, accepted the resignation of KGS, LLP and authorized the Company to engage a new independent registered public accountant for the Board to approve and introduced for approval by the shareholders at the Annual Meeting of Shareholders on January 7, 2009, for the year ended December 31, 2009.

There were no disagreements with KGS, LLP.

Item 9.01 Financial Statement Exhibits

d. Exhibits.

16. Letters from KGS, LLP to the Securities and Exchange Commission dated November 6, 2008 and November 12, 2008.

Exhibit 16

125 Jericho Turnpike, Suite 300
KGS LLP	Jericho, NY 11753-1024
Certified Public Accountants	(516) 997-7500 Fax: (516) 997-3480
Email: info@kgsllp.com

November 6, 2008

Mr. Herbert Lindo

Kenilworth Systems Corporation

185 Willis Avenue

Suite #4

Mincola, NY 11501

Dear Mr. Lindo:

Effective February 7, 2007, Kenilworth Systems Corporation, the “Company”, engaged KGS LLP (“KGS”) to audit the Company’s financial statements as of and for the years ended December 31, 2005 and 2006. During the time frame from being engaged to date, the Company has filed various financial statements with the Securities and Exchange Commission without submitting the final documents for the review or audit of

KGS. Since KGS has not been provided the necessary documents, we have not completed any auditing or review procedures to express an opinion or any other form of assurances on the financial statements submitted.

In light of these facts, this is to confirm that the client-auditor relationship between the Company (commission file No. 0-08962) and KGS LLP has ceased.

Very truly yours,

KGS LLP

Mitchell Kahn

November 12, 2008

Securities and Exchange Commission

100 F Street, N.E.

Washington, D.C. 20549

Gentlemen:

We have read Item 4.01 of Form 8-K dated November 12, 2008, of Kenilworth Systems Corporation and are in agreement with the statements contained in Item 4.01.

/s/ KGS LLP

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
March 26, 2009

The Independent Auditor’s Report will appear on this page when the Company will file the Amended FORM 10-K/A.

Remainder of page intentionally left blank

KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, (Unaudited)

	2008	2007

ASSETS
CURRENT ASSETS
Cash	$2,391	$1,232
Prepaid expenses Note (4)	80,000	80,000
Loan receivable	21,600	20,120
Receivable from Herbert Lindo	767,289	750,000
Total current assets	$871,270	$851,352

PROPERTY AND EQUIPMENT — NET	$603	$14,868

SECURITY DEPOSIT	$13,677	13,677
TOTAL ASSETS	$885,560	$879,897

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$128,529	$210,717
Payroll taxes payable	169,695	73,341
Loans payable — including accrued interest	20,264	19,129
Total current liabilities	$318,488	$303,187

COMMITMENTS AND CONTINGENCY — see notes

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock — par value $.01 per share; authorized 50,000,000 shares; no shares issued and outstanding
Common stock — par value $.01 per share; authorized 1,000,000,000 shares; issued and outstanding 434,597,086 and 327,741,562 shares, respectively	4,345,970	3,277,415
Additional paid-in capital	31,103,730	31,137,730
Accumulated deficit	(34,912,628)	(33,838,435)
TOTAL STOCKHOLDER’S EQUITY	537,072	576,710
TOTAL STOCKHOLDER’S LIABILITIES AND EQUITY	$885,560	$879,897

The accompanying notes are an integral part of these consolidated financial statements.

KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

				PERIOD FROM
				NOVEMBER 24, 1998
	YEARS ENDED	YEARS ENDED	YEARS ENDED	TO
	DECEMBER 31,	DECEMBER 31,	DECEMBER 31,	DECEMBER 31,
	2008	2007	2006	2008
		Restated	Restated
Expenses
Selling, general and administrative	$1,074,193	$1,093,538	$850,079	$5,778,211

Other income (expenses)
Interest income	—	—	—	922
Interest expense	—	—	—	(757,250)
Total other income (expense)	0	0	0	(756,328)
Net loss	$1,074,193	$1,093,538	$(850,079)	$(9,453,316)
Basic and diluted loss per share	$(0.002)	$(0.003)	$(0.003)	$(0.04)
Weighted average number of shares outstanding	434,597,086	327,741,562	275,508,293

The accompanying notes are an integral part of these consolidated financial statements.

Remainder of page intentionally left blank

KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

				PERIOD FROM
				NOVEMBER 24, 1998
	YEARS ENDED	YEARS ENDED	YEARS ENDED	TO
	DECEMBER 31,	DECEMBER 31,	DECEMBER 31,	DECEMBER 31,
	2008	2007	2006	2008
			Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,074,193)	$(1,093,538)	$(850,079)	$(5,780,380)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	15,265	17,010	17,132	29,809
Amortization of patent (Note 6)		—	—	22,980
Accretion of convertible debt discount		—	—	72,656
Beneficial conversion feature				1,113,484
Common stock issued for services	370,500	204,800	1,024,205	2,920,564
Common stock issued to induce debt conversion		—	—	839,526
Common stock issued for interest due on notes payable	—	—	—	8,501
Accrued interest transferred to capital	—	—	—	4,209
Other	—	—	—	21,100
Increase (decrease) in cash attributable to changes in assets and liabilities:
Prepaid expenses	(80,000)	(80,000)	(75,000)	(280,000)
Accounts payable and accrued expenses	128,529	229,846	345,895	218,772
Payroll taxes payable	169,695	73,341	141,000	59,522
Net cash used in operating activities	470,209	648,541	603,153	(1,368,520)

CASH FLOWS FROM INVESTING ACTIVITIES
Payment of loan receivable — stockholder		—	—	(4,000)
Proceeds from loan receivable — stockholder				4,000
Payment of patent costs (Note 6)				(66,639)
Purchase of property and equipment	1,000			(58,567)
Security deposit	13,677	13,677	9,422	(9,422)
Net cash used in investing activities				(129,456)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans payable—stockholders			(3,700)	60,000
Repayment of loans payable — stockholders		—	—	(10,000)
Proceeds from loans payable — related parties			16,000	141,137
Repayment of loans payable — related parties			17,787	(116,017)
Proceeds from convertible notes	511,000	832,500	623,000	1,275,361
Proceeds from sale of common stock			10,000	122,500
Proceeds from stock subscriptions receivable		—	—	25,000
Net cash provided by financing activities	511,000	832,500	663,087	1,497,981
Net loss during Development Stage Enterprise				9,453,316
Net change in cash		—	—	5
Cash — beginning of year	1,232	49,995	44,500	—
Cash — end of year	$2,391	$1,232	$49,995	$5,495
Supplemental disclosure of non-cash activities:
Common stock issued for patent costs	$0	$0	$0	$10,000
Exchange of loans payable for convertible notes payable	$—	$—	$18,000	$50,000
Conversion of notes payable to common stock	$312,801-	$987,500	$623,000	$2,986,500
Cancellation of stock subscriptions receivable	$—	$—	$——	$29,000
Common stock issued for subscriptions receivable	$—	$—	$—	$9,453,316

The accompanying notes are an integral part of these consolidated financial statements.

Remainder of page intentionally left blank

KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS
OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	COMMON STOCK		ADDITIONAL	STOCK	DEFICIT ACCUMULATED DURING THE
	SHARES	PAR VALUE	PAID-IN CAPITAL	SUBSCRIPTIONS RECEIVABLE	DEVELOPMENT STAGE	STOCKHOLDERS’ DEFICIT

Balances December 31, 2005	200,036,246	$2,000,362	$29,859,456	$(15,000)	$(31,894,818)	$(31,894,181)

Common stock issued for services	60,426,047	604,426	419,779

Common stock issued in connection with convertible notes	17,646,000	176,646	139,940

Sale of common stock	400,000	400	40

Net loss accumulated during the development stage					(850,079)	(850,079)

Balances December 31, 2006	278,508,293	2,785,082	$30,419,215	$0	$(32,744,897)	$(32,744,897)

Common stock issued for services	10,240,000	102,400	204,000

Common stock issued in connection with convertible notes	38,993,269	389,932	513,715

Sale of common stock

Net loss accumulated during the development stage					9,453,316	1,094,000

Balances December 31, 2007	327,741,562	3,277,415	$31,137,730	0	8,453,316	33,838,897

Common stock issued for services	52,355,522	523,565	0

Sale of common stock	54,500,000	545,000	(34,000)

Net loss accumulated during the development stage					1,074,193	1,074,193

Balances December 31, 2008	434,597,086	4,345,970	31,103,730	0	(32,912,628)	34,912,628

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

KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Cash and cash equivalents

The Company considers all highly liquid debt instruments with an original maturity of three months or less when purchased to be cash equivalents.  There were cash equivalents at December 31, 2008 and 2007.

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

Fair value of financial instruments

Financial instruments reported in the balance sheet consist of accounts payable and loans payable, the carrying value of which approximated fair value at December 31, 2008 and 2007.  The fair value of the financial instruments disclosed are not necessarily representative of the amount that could be realized or settled nor does the fair value amount consider the tax consequences of realization or settlement.

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

KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Loss per share

Basic loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding, plus the weighted average number of net shares that would be issued upon the exercise or conversion of dilutive securities, such as stock options and warrants, and convertible debt.  There were no dilutive securities outstanding as of December 31, 2008, 2007 and 2006.  Accordingly, diluted loss per share for 2008, 2007 and 2006 is the same as basic loss per share.

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

NOTE 4 — PREPAID EXPENSES

Prepaid expenses consist of the unamortized value of stock issued to directors for the twelve-month service period ending September 30, 2009.  The balance will be amortized on a straight-line basis over the remaining term.

Remainder of page intentionally left blank

KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

NOTE 5 — PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	2008	2007

Office equipment	$19,800	$18,800
Leasehold improvements	21,000	21,000
Furniture and fixtures, automobile	35,620	35,620

	76,420	75,420
Less: Accumulated amortization	75,817	60,552
Total property and equipment, net	$603	$14,868

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

NOTE 7 — ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	2008	2007

Legal and other professional fees, including accrued payables	$38,298	$140,411
Payroll Taxes (approximately, including penalties)	169,695	73,341
Other	110,495	89,435

	$318,488	$303,187

The Company is paying delinquent taxes in monthly installments while paying present taxes current.

NOTE 8 — LOANS PAYABLE

2008:

During the year, the Company borrowed from two (2) shareholders, $10,000 each with annual interest payments of twelve percent (12%).  Each loan was converted into Stock Purchase and Option Agreements totaling 1,337,500 shares and an option to acquire an additional 1,337,500 shares at $0.0096 per share for a period of two (2) years.

During the year 2005, the Company borrowed from a private Shareholder fifty thousand dollars ($50,000) which now has a balance due including accrued interest at eight percent (8%) annually at December 31, 2008 $20,264.  As part of the number of extension of the loan, the Company issued during 2008, one million (1,000,000) shares if its Common Stock to the lender.

NOTE 9 — CONVERTIBLE PROMISSORY NOTES

During 2008, 2007 and 2006, respectively, the Company sold to various private investors $511,000, $832,500, $765,400 principal amount of Convertible Promissory Notes bearing interest at rates ranging from 4.00% to 10.00% per annum and Stock Purchase and Option Agreements.  The Notes had a one (1) year term and were immediately convertible at the option of the note holder into shares of restricted common stock based on conversion prices ranging from $0.025 and $0.05 per share.  All Notes and shares sold in 2008, 2007 and 2006 were converted into a total of 54,500,002, 49,733,259 and 20,356,000 common shares, respectively.  The issuance of the Notes gave rise to a beneficial conversion feature (BCF) in the amount of: none in 2006, $368,640 in 2005 and $188,191 in 2004, reflecting the benefit of conversion prices that were below the market price of the Company’s common stock.  The BCF was charged in full to operations on the respective issuance dates of the Notes with an offsetting credit to additional paid-in capital.  The Company accounts for BCF under the recognition and measurement principles of Emerging Issues Task Force (EITF) 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios to Certain Convertible Instruments” and EITF-00-27, “Application of EITF Issue 98-5.

NOTE 10 — INCOME TAXES

The provision for income taxes consists of the following:

Years ended December 31,
	2008	2007	2006

Current:
Federal	$—	$—	$—
State	—	—	—
	—	—	—

Deferred:
Federal	—	—	—
State	—	—	—
	—	—	—

Provision for income taxes	$—	$—	$—

The Company did not have any revenue from operations since exiting Bankruptcy Proceedings in September 1998.

The effective income tax rate differed from the U. S. federal statutory rate as follows:

Years ended December 31,
	2008	2007	2006

Federal income tax benefit at statutory rate	$ N/A	$ N/A	$ N/A
State income taxes, net of federal benefit	N/A	N/A	N/A
Increase in valuation allowance	N/A	N/A	N/A

	$—	$—	$—

The difference between the U. S. federal tax rate and the Company’s effective tax rate in 2008, 2007 and 2006 is due primarily to changes in the valuation allowance related to the net deferred tax asset, offset by certain nondeductible expenses.

Remainder of page intentionally left blank

The major sources of temporary differences and their deferred tax effect are as follows:

Deferred tax assets:

	2008	2007

Net operating losses	$1,074,193	$1,093,538
Less: Valuation allowance	—	—

Net deferred tax assets	$1,074,193	$1,093,538

The benefits of net operating losses will not be recognized until management determines that realization is more likely than not to occur.  Accordingly, management has established a valuation allowance to offset the tax benefits of net operating losses for all periods presented.  At December 31, 2008, the Company had net operating loss carry-forwards of $34,912,625 expiring through 2024 and approximately $12,000,000 equipment loss when the Bankruptcy Trustee closed the only leased manufacturing facility of the Company and the equipment was destroyed by the landlord. Utilization of NOL carry-forwards may be limited under various sections of the Internal Revenue Code depending on the nature of the Company’s operations.

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

Year ending December 31,

2007	$36,000
2008	38,000
2009	40,000
Total	$114,000

Rent expense for the years ended December 31, 2007, 2008 and 2009 was $36,000, $38,000 and $40,000 respectively.

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

As provided in the Plan, Herbert Lindo borrowed the seven hundred fifty thousand ($750,000) from the Company and pledged the five million (5,000,000) and other shares he owns, as collateral for the loan.  The five million (5,000,000) share have been issued as restricted shares.

At a regular meeting of the Board of Directors in July 2008, the Board unanimously approved (with Mr. Lindo abstaining) to extend the $750,000 loan until December 31, 2009, provided Mr. Lindo pays a nominal one and one-half (1½%) interest from November 2006.  Mr. Lindo agreed to pay the interest which totaled $17,289 thorough December 31, 2008.  Mr. Lindo provides his services to the Company without any remuneration.

NOTE 13 — STOCKHOLDERS’ DEFICIT

Authorized shares

The Company is authorized to issue up to 1,000,000,000 shares of Common Stock and up to 50,000,000 shares of Preferred Stock.  Both classes have a par value of $.01 per share.  The rights and preferences of the preferred shares will be designated by the Board of Directors.

Sales of unregistered common stock

In fiscal 2008, the Company obtained $511,000 from the sale of 54,500,002 shares of common stock to a group of accredited private investors at an average price of $0.009 per share.

Loan receivable

At December 31, 2007, shareholders owed $4,000 and $1,650, respectively, on balances due for the purchase of common stock and loans and a consultant owes $15,950 including accrued interest to December 31, 2008 on a Promissory Note guaranteed by Herbert Lindo, the Chairman and Chief Executive of the Company.

Common shares issued for services

2008: The Company issued 18,525,001 restricted shares to investors and services rendered with a stated value of $370,500.

2007: The Company issued 10,240,000 restricted shares to investors and for services rendered with a stated value of $307,200.

Conversion of Notes, Stock Purchase and Option Agreements and related transactions

During 2008, 2007 and 2006, the Company issued 54,500,002, 49,733,259 and 17,646,000 shares, respectively, upon sales of the Notes and direct sale of shares.

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

The Plan expired on November 28, 2006.  The present members of the Board of Directors of the Company have indicated that until the Company has substantial earnings to refrain from asking the Company’s Shareholder’s to approve a new Plan.

NOTE 15 — SUBSEQUENT EVENTS

The Company, through March 16, 2009 has issued 39,392,500 shares by the sale of Stock Purchase and Option Agreements for $165,000, an average price of $0.004 per share.

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

In 1992, the holding period for exemption pursuant to Rule 144 was reduced to one (1) year. The changed Rule did not apply to the 1987-88 sales. No one lost any money and Kenilworth had received fair value for the pledged securities. The government never charged Mr. Lindo with fraud. Mr. Lindo claimed he had no knowledge of the sales by the banks.  Similarly, in 2008, Wells Fargo & Co. Bank sold two million (2,000,000) and Citibank (Smith Barney) sold sixty-two thousand five hundred (62,500) shares of unregistered Common Stock of the Company.  In both instances, the banks repurchased the shares in the trading market and the Company assisted the banks to clear the restricted shares for resale in the market.  The only reason the Wells Fargo sales was noticed since the sale of the two million (2,000,000) shares substantially depressed the trading price of the Company’s Common Stock, Citibank reported the restricted stock sale to the Company. The SEC did not take any action in either sale of the restricted shares.

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

NAME	TITLE	DATE

/s/ HERBERT LINDO	Director	March 24, 2009
Herbert Lindo

/s/ JOYCE CLARK	Director	March 24 , 2009
Joyce Clark

/s/ KIT WONG	Director	March 24, 2009
Kit Wong

/s/ PATRICK J. MCDEVITT	Director	March 24, 2009
Patrick J. McDevitt

/s/ EDWARD VIETMEIER	Director	March 24, 2009
Edward Vietmeier