Form 10-Q
period 2009-03-31
KENILWORTH SYSTEMS CORP
filed 2009-05-13
CIK 55234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 OR 15(D) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No  ☒

State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practical date.

The number of shares of common stock, $.01 par value of the Registrant outstanding as of March 31, 2009 was 458,986,086.

KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

INDEX

Part I.	Financial Information

Item 1.	Unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Operation (and Deficit) (unaudited) - Three months ended March 31, 2009 and 2008, and the period from inception, as a Development Stage Company, to March 31, 2009

Condensed Consolidated Balance Sheets (unaudited) — March 31, 2009 and December 31, 2008

Condensed Consolidated Statements of Cash Flows (unaudited) - Three months ended March 31, 2009 and 2008, and the period from inception, as a Development Stage Company, to March 31, 2009

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

RISKS

Specific reference is made to each of the risks described in Item 7 in Part II of the Form 10-K for December 31, 2008 under the discussion “Cautionary Statement For Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995 and Risk Factors”. Reference is also made to future filings under Forms 10-Q and Forms 10-K and filings under the Securities Exchange Act of 1934 as amended and as may be applicable under the Securities Act of 1933 as amended.

INTRODUCTORY NOTE

This Form 10-Q is being filed as a “Development Stage Company” from the period beginning November 24, 1998 to the present at March 31, 2009, including a charge in the amount of $4,256,926, which was the amount the Company disbursed on September 28, 1998 to exit from Chapter 7 Bankruptcy Proceedings.

d) The Company issued 23,139,000 shares of its Restricted Common Stock since December 31, 2008.  All of the shares may have the restrictions lifted pursuant to Rule 144 B after six (6) months which may substantially depress the trading price of the Company’s Stock in the future.

During the period ended March 31, 2007, the Company made certain adjustments to the number of shares outstanding which did not require capital changes.

Remainder of page intentionally left blank

KENILWORTH SYSTEMS CORPORATION
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
AND DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE

(Unaudited)

			Period from
			November 24,
	For the three months ended		1998
	March 31,		(Inception) to
	2009	2008	March 31, 2009
	*		Restated
Revenues
Sales	$0	$0

Expenses
Selling, general and administrative	$193,437	$859,681	$13,292,203

Other income (expenses)	—	—
Interest income			922
Interest expense	—	—	(776,218)

Total other income (expense)	—	—	2,688,926

Net loss *	$(193,437)	$(859,681)	$(16,144,623)

Basic and diluted loss per share	$(0.0004)	$(0.002)	$(0.10)

Weighted average number of shares outstanding	458,986,086	404,104,486	458,986,086

* Includes a NON CASH loss of $48,778 resulting from the sale and issuance of 24,389,000 shares of RESTRICTED Common Stock, par value $0.01 per share, for cash at less than par value during the period from January 1, 2009 and March 31, 2009 with the loss charged to paid-in capital.

The accompanying notes are an integral part of these financial statements.

KENILWORTH SYSTEMS CORPORATION
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2009	December 31, 2008

ASSETS
CURRENT ASSETS
Cash	$3.274	$2,391
Prepaid expenses (Note 6)	60,000	80,000
Loan receivable — including from stockholders, net	21,600	21,600
Receivable from Herbert Lindo (Note 8)	770,101	767,289

TOTAL CURRENT ASSETS	$854,975	$871,270

PROPERTY AND EQUIPMENT — NET	300	603

SECURITY DEPOSIT	13,677	13,677

TOTAL ASSETS	$868,952	$885,560

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$110,998	$158,529
Payroll taxes payable (Note 7)	23,180	169,695
Loans payable — including accrued interest	21,027	20,264

TOTAL CURRENT LIABILITIES	$155,205	$348,488

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock - par value $.01 per share; authorized 50,000,000 shares; no shares issued and outstanding
Common stock - par value $.01 per share; authorized 1,000,000,000 shares; issued and outstanding 434,597,086 and 458,986,086 shares, respectively	4,589,860	4,345,970
Additional paid-in capital	31,229,952	31,103,730
Accumulated deficit	(35,106,065)	(34,912,628)

TOTAL STOCKHOLDER’S EQUITY	713,747	537,072

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$868,952	$885,560

The accompanying notes are an integral part of these financial statements.

KENILWORTH SYSTEMS CORPORATION

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31,

(Unaudited)

			Period from
			November 24,
			1998
			to
	2009	2008	March 31, 2009
			Restated
Cash flows from operating activities
Net loss	$(193,437)	$(161,006)	$(16,308,956)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	623	1,486
Patent Impairment	—	—	73,962
Accretion of convertible debt discount	—	—	72,656
Beneficial conversion feature	—		1,182,097
Common stock issued	—		51,049,432
Common stock issued to induce debt conversion	—	2,800	63,276
Common stock issued for interest due on notes payable	—	—	8,501
Accrued interest transferred to capital	—	—	4,209
Loss on Investment	—	—	60,000
Other	—	—	21,100
Increase (decrease) in cash attributable to changes in assets and liabilities:
Prepaid expenses	60,000	60,000	(20,000)
Loan Receivable	21,600	20,120
Accounts payable and accrued expenses	(47,531)	(81,874)	235,261
Payroll taxes payable	(23,180)	(68,347)	85,300
Net cash used in operating activities	(201,365)	(248,809)	(2,504,864)
Cash flows from investing activities	—
Repayment of loans — related parties	—	19,429	(20,120)
Proceeds from loan receivable — stockholder	—	—	4,000
Payment of patent costs	—	—	(73.962)
Purchase of property and equipment	—	—	0
Security deposit	(13,677)	(17,777)	(17,777)
Net cash used in investing activities	—	1,652	(220,000)
Cash flows from financing activities			3,662,666
Proceeds from Paid in Capital
Proceeds from convertible notes payable
Proceeds from sale of common stock	175,000	142,706
Proceeds from stock subscriptions receivable	—	—	—
Net cash provided by financing activities	175,000	144,358	—
Net change in cash			—
Cash — beginning of period	21,401	4,189	—
Cash - end of period	$3,274	$21,401	$—
Supplemental disclosure of non-cash activities:
Common stock issued for patent costs	$—	$—	$10,000
Exchange of loans payable for convertible notes payable	$—	$—	$50,000
Conversion of notes payable to common stock	$—	$—	$1,388,500
Conversion of loan payable - related party to common stock	$—	$	$16,170
Cancellation of stock subscriptions receivable	$—	$—	$29,000
Common stock issued for subscriptions receivable	$—	$—	$71,500

The accompanying notes are an integral part of these financial statements.

KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Kenilworth Systems Corporation and subsidiaries (“Kenilworth”) beginning as of January 1, 2009 contain all adjustments (consisting of only normal accruals) necessary to present fairly the consolidated balance sheets as of March 31, 2009 and December 31, 2008 and the related statements of operations and cash flows for the three (3) month periods ended March 31, 2009 and 2008  These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on FORM 10-K for the fiscal year ended December 31, 2008

The results of operations for the three (3) month period ended March 31, 2009 are not necessarily indicative of the results for the entire year ending December 31, 2009.

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

NOTE 3 - PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Kenilworth Systems Corporation and its wholly owned subsidiaries: Video Wagering Systems Corporation, Roulabette™ Nevada Corporation, Kenilworth Systems Nevada Corporation, Kenilworth Systems (UK) Limited, Kenilworth Satellite Broadcasting Corporation (a Delaware Corporation) and Satellite Gaming Consultants, Inc. (a Delaware Corporation). None of these subsidiaries has any assets or liabilities, except Satellite Gaming Consultants, Inc; their activities are consolidated herein.

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

NOTE 5 - CONVERTIBLE PROMISSORY NOTES AND STOCK PURCHASE AND OPTION AGREEMENTS

During the quarters ended March 31, 2009 and March 31, 2008 respectively, the Company sold to various private investors $175,000 and $135,000 principal amount of Convertible Promissory Notes, made loans to the Company and issued Stock Purchase and Option Agreements bearing interest at rates ranging from 4.00% to 12.00% per annum.  The Notes had a six-month and one-year term and were immediately convertible at the option of the noteholder into shares of restricted common stock based on conversion prices ranging from $.005 to $0.10 per share and purchase prices at $0.008 per share.  All Notes issued and shares sold in the quarters ended March 31, 2009 and March 31, 2008 were converted into a total of 24,389,000 and 13,797,922 restricted common shares, respectively.

STOCK OPTIONS

From its inception in April 2008 through May 2009, the Company granted Stock Options for 115,709,000 restricted Common Shares, par value $0.01 per share at an average price of $0.011 per share in connection with the private sale to accredited investors of Stock Purchase and Option Agreements.  The Option grant is for a period of two (2) years from the date of the Stock Purchase and Option Agreements.

NOTE 6 - NON CASH TRANSACTIONS

Common shares issued for services

2009:

NONE

2008:

The Company issued 20,675,000 shares as compensation for services rendered during the quarter period ended December 31, 2008.  The services were valued at $418,500.

PREPAID EXPENSES

Prepaid expenses consist of the unamortized value of stock issued to directors for the twelve month period ending September 30, 2009.  The balance will be amortized on a straight-line basis over the remaining term.  The directors receive no other compensation.

NOTE 7 — PAYROLL TAXES PAYABLE

The Company has made arrangements with the Internal Revenue Service (IRS) and the New York State Department of Taxation to pay approximately $168,695 in past due payroll taxes, including all penalties and interest accrued during the years 2008 and the three (3) month period ended March 31, 2009 in monthly installments, by the end of the calendar year 2009.  The agreements provide that the Company must pay all present taxes, when due, and payments must remain current in 2009.  At March 31, 2009 the Company was delinquent in approximately $23,180 in payments to the IRS and will attempt to negotiate new payment schedules covering the delinquent payments.

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

At a regular meeting of the Board of Directors in July 2008, the Board unanimously approved (with Mr. Lindo abstaining) to extend the $750,000 loan until December 31, 2009, provided Mr. Lindo pays a nominal one and one-half percent (1.5%) interest from November 2006.  Mr. Lindo agreed to pay the interest which totaled $17,289 through March 31, 2009. Mr. Lindo provides his services to the company without any remuneration.

NOTE 9 - SUBSEQUENT EVENTS

Subsequent to June 30, 2008, the Company obtained two (2) $10,000 loans due September 23, 2008 at an interest rate of twelve percent (12%) per annum from two (2) present investors.  The loans have been extended to October 23, 2008 with only the addition of agreed interest to October 2008.  The loans were converted into Stock Purchase and Option Agreements in the first quarter of 2009.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Since we exited from bankruptcy proceedings on September 23, 1998 we have had no revenues from operations. We sustained substantial losses from general administrative expenses amounting to $34,912,625 through December 31, 2008 and for the three-months ended March 31, 2009 we sustained a loss amounting to $193,437 which include NON-CASH loss of $48,778. Kenilworth has had no revenues from operations during the past sixteen (16) years and there can be no assurances that it will ever have revenues from present planned operations.

LIQUIDITY AND CAPITAL RESOURCES

Our present plans are to develop a wagering system dubbed “Roulabette” that would allow patrons in the industrialized world to play and wager on live in-progress simulcast casino table games on TV’s placed in hotels, resorts, bars and other public gathering places and in homes and offices on personal computers (PC’s) or television sets connected to set top boxes for Interactive TV via digital satellite, digital cable and Internet broadcasts emanating from strictly regulated casinos.

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

Kenilworth titled the overall project “Roulabette”.  There are thirty-eight million (38,000,000) satellite and seventy-three million (73,000,000) cable TV subscribers in the United States and more than five hundred million (500,000,000) subscribers throughout the rest of the industrialized world (“The Market”).

On average, households in the U.S. have three (3) TV’s.  (It is important since the satellite and cable companies will charge a separate fee for transmitting the table games to` TVs and laptops).  Public gathering places can accommodate (be able to network) up to one thousand (1,000) or more TV sets with a single satellite receiving dish, direct cable connections, or streamed via the Internet.  With wagering possible in homes, hotel rooms, resort rooms, pubs, restaurants, race tracks and other public gathering places, the Company believes it will become a more than $500 billion net win Market within five (5) years throughout the industrialized world (by the year ended 2014).

To best market the casino games, the Company is selecting lotteries throughout the world to manage and operate the distribution and cash handling (deposits to play and paying winnings) using the lotteries’ existing databases for the sale of lottery tickets, and paying winnings at regular lottery licensed terminal locations.

All forty-six (46) lotteries in the United States are owned and operated by County and State agencies. This could greatly enhance our efforts to broadcast the live casino table games to these lottery locations and could result in having Cafés that offer terminals and TV sets to play along.  Internet Cafés that offer wagering on various events have been a huge success in the Asian Market. On May 6, 2009 Congressman Barney Frank introduced legislation that may, in the not too distant future, legalize internet gambling in the United States.

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

Kenilworth will share the net win revenue with all participating entities that provide Roulabette gaming without costs of any kind.  State lotteries or their private operators will receive a minimum of forty percent (40%) of the total net win from their respective jurisdictions.  With thirty percent (30%) inuring to the Company and thirty percent (30%) to the strictly regulated casinos.

In States and foreign countries that designate exclusively lottery proceeds to schools and their teachers it is a welcome contribution.  It also will help close state and other budget gaps.

In addition, throughout the United States and most foreign countries there are hundreds of facilities that simulcast live in-progress horse/dog races.  At most facilities there are several large TV screens that show the races from the different tracks with general theater-type seating for patrons and at private cubicles with television sets outfitted with touch screens.  The cubicles rent for additional fees.  After players open an account and select pin numbers, they can watch, in privacy, each race offered on the different tracks on the TV and place wagers on the different races by simply changing channels.  The players may also watch sporting events, the news, the stock market reports, and in the near future Roulabette, live, in-progress casino table games.  The simulcast centers have their own databases to manage the cash deposit and pay winnings on the horse/dog races and will be able to manage the casino games, on the same methods as the lotteries will manage Roulabette.  With private TV’s, available in simulcast centers, especially at night, when fewer tracks are operating.

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

We also propose for slot machine manufacturers to develop “Roulabette Slot Machines”.  The Roulabette Slot will offer the regular slot or video lottery games and by the touch of a button, the live in-progress casino table games.  Slot players are offered a change of pace at the cost of a slot handle pull.  The games are transmitted to the Roulabette Slot via satellite or the Internet (all broadcasts are encrypted to prevent unauthorized use of the broadcasts).

Where authorized, hotels, resorts, clubs and other public gathering places will be able to offer casino table game action in their establishments without incurring the costs to operate a casino. There are now believed to be more than ten million (10,000,000) slot machines played throughout the world, outside of casino confines.

Roulabette is a concept intended to be built and there can be no assurances that it will ever be built.  The Patented microprocessors to be installed in the TV set top boxes have not been designed.

SUMMARY:

(1.)                               Kenilworth continues to fine tune its patented technology dubbed Roulabette.  It now plans to “outsource” the manufacturing of all the components instead as formerly manufacture some of the equipment in its 26,000 square foot facility located in Melville, NY.  Roulabette would allow casino patrons and other players to play along with live in-progress casino table games such as Roulette, Craps and Baccarat and more via digital satellite, digital cable television or Internet broadcasts (simulcasts) emanating from strictly regulated casinos located in the United States and other locations around the world, to self-sufficient computer terminals dubbed “Roulabette Slots” and digital satellite, cable TV set top boxes or the Internet in countries that permit Internet gaming. The Roulabette terminal is a proposal intended to be built and there can be no assurances that it will ever be built.  The microprocessors to be installed in the TV set top boxes have not been designed. We have as at March 30, 2009, no firm agreements, customers, or proposals for any future business and there can be no assurances that we will ever have same. Reference is also made to each of the “Risk Factors” that are set forth in Item 7 of FORM 10-K for the year ended December 31, 2008.

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

Simulcast broadcasts of digital satellite and digital cable transmissions around the world must meet, and will be supervised by, the regulations by the gaming authorities of the broadcasting casino and the jurisdiction, which receives the broadcast.  We believe the supervision will not be difficult to enforce, because all simulcast wagering is “cash only”, from regulated, supervised betting sites.  There are no wire money transfers with banks and no credit or debit cards permitted.  We believe this fact should ease any opposition from concerned citizens and anti-gambling groups, as regulation and enforcement responsibility will be vested in each individual state or foreign jurisdiction.

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

MARKETING STRATEGY/SALES PLAN

Our marketing strategy consists of developing the Roulabette Slot terminal and the Roulabette broadcasts. We estimate at this time, that we will need at least approximately ten million dollars ($10,000,000) for promoting the Roulabette concept. We do not have this money nor do we have any agreements or understanding to procure this money. We may never get this money. If we do obtain this money, it may not be sufficient. Further, should such monies be available it may not be available on terms satisfactory to Kenilworth or it may be available on such terms that substantially dilute the interest of existing shareholders. If we obtain this money, we will need substantial additional funds for the proposed marketing plan and there can be no assurances that such funds will ever be available to allow Kenilworth to engage in business on a profitable basis.

At the present time, we do not engage technically oriented employees who will be able to assist in the development of Roulabette (we have available three [3] former technical Kenilworth employees that have indicated to rejoin Kenilworth at the appropriate time). It will be necessary for us to obtain additional personnel qualified and with the expertise to develop Roulabette. We would require additional employees and several more consultants and there can be no assurances of our being able to obtain any necessary personnel. There can be no assurances of the availability of any such employees and consultants.

The Company will outsource the development of Roulabette and the microprocessors for the TV set top boxes.

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

The individuals would have to pre-deposit funds into an account with the wager management company and then place wagers with their credit balance. The wagers and running balances will be transmitted to the Roulabette player’s PC and/or television sets with telephone lines not crossing any state lines, similar in principle to telephone accounts wagering offered by the New York State Off-Track Betting Corporation and the state of Nevada casino sports book and recently with remote purchase of lottery tickets in many states within the United States.

After we obtain permission to play Roulabette, of which there can be no assurances, in a given state and engage a wager management organization in order to promote digital satellite and interactive television to the state’s residents, Kenilworth would install the eighteen (18) inch dish antenna and converter box required to receive digital TV programming and interactive TV at its own cost, if the subscriber opens a Roulabette wagering account for two hundred dollars ($200). In addition, Kenilworth would pay the monthly subscription fees to view all digital TV programming offered and the Internet service provider (ISP) subscription fee if the customer wagers at least one hundred twenty dollars ($120) each month — win, lose, or draw — makes no difference.  In the U.S. the contracts would be financed by satellite carriers such as EchoStar and DirecTV.  If the internet legislation introduced on May 6, 2009 passes both Houses of Congress, the need for dish antennas would no longer be required.

In states with approved lottery and/or other gambling legislation, we plan to introduce Roulabette Slot terminals to hotels, clubs (similar to card clubs in California) and resorts, to provide upscale gathering places for tourists and local residents. Charitable organizations that are permitted to conduct “Nevada Nights” and Bingo games may wish to offer Roulabette gaming on a more permanent basis. To receive the broadcast signal, all that would be required is an eighteen (18) inch dish TV antenna and distribution equipment. The Roulabette terminals are intended to be self-sufficient and accept dollar bills (or script, to control the amount an individual is allowed to wager in one day or other time period). We plan to lease all the equipment necessary to participants for a share of the profits.

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

When the live casino TV broadcasts are beamed for global viewing, Kenilworth will seek out similar organizations, as proposed for the United States and betting shops and slot route operators that can provide the servicing of individual accounts and placement of Roulabette terminals in hotels, clubs, pubs, racetracks, etc. In all instances, we plan to offer only profit sharing arrangements to franchisees, which will require leasing all the equipment necessary to the franchisee, to discourage competition.

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

PATENTS, TRADEMARKS AND INTELLECTUAL PROPERTY

Our most important assets are Patents we have acquired.  The Patent granted on June 10, 2003 titled “SYSTEM AND METHOD FOR REMOTE ROULABETTE AND OTHER GAME PLAY USING GAME TABLE AT A CASINO” and Patent Application filed October 15, 2003, entitled “METHOD AND SYSTEM FOR SUPPLYING FUNDS TO A TERMINAL FOR REMOTE WAGERING”, “MULTI-USE GAMING MACHINE” trademarks.

ROULABETTE, as in pre-marked cards similar to lottery cards to select number in each game, used with terminals “ROULABETTE SWIPE CARD” to activate set-top boxes to play Roulabette and “PLAY ALONG WITH ROULABETTE, LIVE” and MULTI-USE GAMING MACHINE.  Our patents are filed in fifty-one (51) industrialized countries of the world and are approved, both in Russia and recently in China and Japan, after a seven (7) year delay.

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

None

Item 4.           DEFAULT UPON SENIOR SECURITIES:

None

Item 5.           SUBMISSION OF A MATTER TO A VOTE OF SECURITIES HOLDERS:

None

Item 6.           OTHER INFORMATION:

The Company plans to hold its next Annual Meeting of Shareholders in January 2010 or any adjournment thereof with proxy materials mailed to shareholders of record in twenty (20) days prior to the proposed meeting dates.

Item 7.           EXHIBITS AND REPORTS ON FORM 8-K:

Ex 31.1 Certification of Chief Financial Officer of the Company Required by Rule 13a-14(a) or Rule 15d-14(c) of the Exchange Act

Ex 32.1 Certification of Chairman and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2007.

SUBSEQUENT EVENTS:

The Company issued 4,375,000 shares of restricted Common Shares through May 7, 2009 in connection with the sale of Stock Purchase and Option Agreements for $37,000.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

KENILWORTH SYSTEMS CORPORATION

By:	/s/ HERBERT LINDO
Herbert Lindo,
Chairman, Chief Executive Officer and Chief Financial Officer
May 14, 2009