Form 10-Q
period 2009-06-30
KENILWORTH SYSTEMS CORP
filed 2009-08-11
CIK 55234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 OR 15(D) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

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

The number of shares of common stock, $.01 par value of the Registrant outstanding as of June 30, 2009 was 490,036,586.

KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

INDEX

Part I.	Financial Information

Item 1.	Unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Operation (and Deficit) (unaudited) - Six months ended June 30, 2009 and 2008, and the period from inception, as a Development Stage Company, to June 30, 2009

Condensed Consolidated Balance Sheets (unaudited) — June 30, 2009 and December 31, 2008

Condensed Consolidated Statements of Cash Flows (unaudited) - Six months ended June 30, 2009 and 2008, and the period from inception, as a Development Stage Company, to June 30, 2009

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

d) The Company issued 31,352,000 shares of its Restricted Common Stock since December 31, 2008.  All of the shares may have the restrictions lifted pursuant to Rule 144 B after six (6) months which may substantially depress the trading price of the Company’s Stock in the future.

During the period ended March 31, 2007, the Company made certain adjustments to the number of shares outstanding which did not require capital changes.

Remainder of page intentionally left blank

KENILWORTH SYSTEMS CORPORATION
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

AND DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE

(Unaudited)

					Period from
					November 24,
	For the six months ended		For the three months ended		1998
	June 30,		June 30,		(Inception) to
	2009	2008	2009	2008	June 30, 2009
	*	*	*	*	Restated
Revenues
Sales	$0	$0	$0	$0

Expenses
Selling, general and administrative	$682,684	$859,681	$339,212	$680,583	$13,867,691

Other income (expenses)
Interest income	—	—	—	—	922
Interest expense	—	—	—	—	(775,018)

Total other income (expense)	—	—	—	—	(2,688,926)

Net loss	$(682,684)	$(859,681)	$(339,212)	$(680,583)	$(16,693,005)

Basic and diluted loss per share	$(0.001)	$(0.002)	$(0.0007)	$(0.002)

Weighted average number of shares outstanding	490,063,586	404,104,486	490,036,586	404,104,486

* Includes a NON CASH loss of  $510,776 resulting from the sale and issuance of 62,625,002 shares of RESTRICTED Common Stock, par value $0.01 per share, for cash, consulting fees and conversion of loans at less than par value in 2008 and $162,875 for issuance of 15,503,500 shares in 2009 in the three month period ended March 31, 2009 that resulted in an increased loss of $150,035 in the period.

The accompanying notes are an integral part of these financial statements.

KENILWORTH SYSTEMS CORPORATION
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2009	December 31, 2008

ASSETS
CURRENT ASSETS
Cash	$103	$2,391
Prepaid expenses (Note 6)	40,000	80,000
Loan receivable — including from stockholders, net	22,200	21,600
Receivable from Herbert Lindo (Note 8)	770,101	767,289

TOTAL CURRENT ASSETS	$832,404	$871,270

PROPERTY AND EQUIPMENT — NET	0	603

SECURITY DEPOSIT	8,677	13,677

TOTAL ASSETS	$841,081	$885,560

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$141,844	$158,529
Payroll taxes payable (Note 7)	22,840	169,695
Loans payable — including accrued interest	21,434	20,264

TOTAL CURRENT LIABILITIES	$186,118	$348,488

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock - par value $.01 per share; authorized 50,000,000 shares; no shares issued and outstanding
Common stock - par value $.01 per share; authorized 1,000,000,000 shares; issued and outstanding 490,036,586 and 434,597,086 shares, respectively	4,900,365	4,345,970
Additional paid-in capital	31,349,910	31,103,730
Accumulated deficit	(35,595,312)	(34,912,628)

TOTAL STOCKHOLDER’S EQUITY	654,693	537,072

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$841,081	$885,560

The accompanying notes are an integral part of these financial statements.

KENILWORTH SYSTEMS CORPORATION

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30,

(Unaudited)

			Period from
			November 24,
			1998
			to
	2009	2008	June 30, 2009
			Restated
Cash flows from operating activities
Net loss	$(682,684)	$(859,681)	$(16,991,640)
Adjustments to reconcile net loss to net cash provided by operating activities	0	2,972
Depreciation
Patent Impairment
Accretion of convertible debt discount
Beneficial conversion feature			1,182,097
Common stock issued for services	23,497,500	20,675,000	51,049,432
Common stock issued to induce debt conversion			63,276
Common stock issued for interest due on notes payable			8,501
Loss on Investment			60,000
Other			21,100
Increase (decrease) in cash attributable to changes in assets and liabilities:
Prepaid expenses	(40,000)	(40,000)	(20,000)
Loan Receivable	(22,200)
Accounts payable and accrued expenses	186,118	297,219	235,261
Payroll taxes payable	22,840	147,351	85,300
Net cash used in operating activities	(428,082)	(525,479)	(2,504,864)
Cash flows from investing activities
Repayment of loans — related parties			(20,120)
Proceeds from loan receivable	(600)		4,000
Payment of patent costs			(73.962)
Purchase of property and equipment	0	0	0
Security deposit	(8,677)	(17,777)	(17,777)
Net cash used in investing activities	8,077	0	(220,000)
Cash flows from financing activities			4,345,350
Proceeds from sale of common stock	$386,000	$220,000
Proceeds from stock subscriptions receivable			—
Net cash provided by financing activities	$386,000	$220,000	—
Net change in cash			—
Cash — beginning of period	2,391	9,254	—
Cash - end of period	$103	3,984	$—
Supplemental disclosure of non-cash activities:
Common stock issued for patent costs	$—	$—	$10,000
Exchange of loans payable for convertible notes payable	$—	$—	$50,000
Conversion of notes payable to common stock	$—	$—	$1,388,500
Conversion of loan payable - related party to common stock	$—	$—	$16,170
Cancellation of stock subscriptions receivable	$—	$—	$29,000
Common stock issued for subscriptions receivable	$—	$—	$71,500

The accompanying notes are an integral part of these financial statements.

KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Kenilworth Systems Corporation and subsidiaries (“Kenilworth”) beginning as of January 1, 2009 contain all adjustments (consisting of only normal accruals) necessary to present fairly the consolidated balance sheets as of June 30, 2009 and December 31, 2008 and the related statements of operations and cash flows for the six (6) month periods ended June 30, 2009 and 2008  These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on FORM 10-K for the fiscal year ended December 31, 2008

The results of operations for the six (6) month period ended June 30, 2009 are not necessarily indicative of the results for the entire year ending December 31, 2009.

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

NOTE 3 - PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Kenilworth Systems Corporation and its wholly owned subsidiaries: Video Wagering Systems Corporation, Roulabette Nevada Corporation, Kenilworth Systems Nevada Corporation, Kenilworth Systems (UK) Limited, Kenilworth Satellite Broadcasting Corporation (a Delaware Corporation) and Satellite Gaming Consultants, Inc. (a Delaware Corporation). None of these subsidiaries has any assets or liabilities, except Satellite Gaming Consultants, Inc; their activities are consolidated herein.

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

NOTE 5 - CONVERTIBLE PROMISSORY NOTES AND STOCK PURCHASE AND OPTION AGREEMENTS

During the quarters ended June 30, 2009 and June 30, 2008 respectively, the Company sold to various private investors $63,000 and $220,000 principal amount of Convertible Promissory Notes, made loans to the Company and issued Stock Purchase and Option Agreements bearing interest at rates ranging from 4.00% to 12.00% per annum.  The Notes had a six-month and one-year term and were immediately convertible at the option of the noteholder into shares of restricted common stock based on conversion prices ranging from $.005 to $0.10 per share and purchase prices at $0.008 per share.  All Notes issued and shares sold in the quarters ended June 30, 2009 and June 30, 2008 were converted into a total of 16,700,500 and 62,625,002 restricted common shares, respectively.

STOCK OPTIONS

From its inception in April 2008 through June 2009, the Company granted Stock Options for 132,409,500 restricted Common Shares, par value $0.01 per share at an average price of $0.01 per share in connection with the private sale to accredited investors of Stock Purchase and Option Agreements.  The Option grant is for a period of two (2) years from the date of the Stock Purchase and Option Agreements.

NOTE 6 - NON CASH TRANSACTIONS

Common shares issued for services

2009:

The Company issued 23,179,000 shares as compensation rendered during the period ended June 30, 2009. The services were valued at $347,686.

2008:

The Company issued 20,675,000 shares as compensation for services rendered during the period ended December 31, 2008.  The services were valued at $418,500.

PREPAID EXPENSES

Prepaid expenses consist of the unamortized value of stock issued to directors for the twelve month period ending September 30, 2009.  The balance will be amortized on a straight-line basis over the remaining term.  The directors receive no other compensation.

NOTE 7 — PAYROLL TAXES PAYABLE

The Company has made arrangements with the Internal Revenue Service (IRS) and the New York State Department of Taxation to pay approximately $22,840 in past due payroll taxes, including all penalties and interest accrued during the years 2008 and the three (3) month period ended June 30, 2009 in monthly installments, by the end of the calendar year 2009.  The agreements provide that the Company must pay all present taxes, when due, and payments must remain current in 2009.  At June 30, 2009 the Company was delinquent in approximately $22,840 in payments to the IRS and will attempt to negotiate new payment schedules covering the delinquent payments.

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

At a regular meeting of the Board of Directors in July 2008, the Board unanimously approved (with Mr. Lindo abstaining) to extend the $750,000 loan until December 31, 2009, provided Mr. Lindo pays a nominal one and one-half percent (1.5%) interest from November 2006.  Mr. Lindo agreed to pay the interest which totaled $20,101 through June 30, 2009. Mr. Lindo provides his services to the company without any remuneration.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Since we exited from bankruptcy proceedings on September 23, 1998 we have had no revenues from operations. We sustained substantial losses from general administrative expenses amounting to $34,912,625 through December 31, 2008 and for the six-months ended June 30, 2009 we sustained a loss amounting to $682,684 which includes NON-CASH loss of $162,875. Kenilworth has had no revenues from operations during the past sixteen (16) years and there can be no assurances that it will ever have revenues from present planned operations.

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

GENERAL

Since early in the year 2000 we have been solely engaged in developing patents, markets and investigating how best to obtain Governmental approvals, by engaging lobbyists and consultants that would allow television satellite, cable subscribers and internet network throughout the industrialized world to play and wager along from remote locations with live, in-progress casino table games (Roulette, Craps and Baccarat) from strictly regulated casinos located in the United States and other locations around the world.

Employing the latest encrypted satellite, cable and on line Internet technology and placing television cameras in strategic locations above the casino table games, without disrupting the normal game-monitoring activities, (a separate control room would direct the various camera angles), and transmitting the table games over the digital satellite, digital cable and Internet networks (in countries that permit Internet wagering) to television sets (“TV’s”), which become a platform for playing along with the casino games wherever TV’s are located.

Kenilworth titled the overall project “Roulabette”.  There are thirty-eight million (38,000,000) satellite and seventy-three million (73,000,000) cable TV subscribers in the United States and more than five hundred million (500,000,000) subscribers throughout the rest of the industrialized world (“The Market”).

On average, households in the U.S. have three (3) TV’s.  (It is important since the satellite and cable companies will charge a separate fee for transmitting the table games to` TVs and laptops).  Public gathering places can accommodate (be able to network) up to one thousand (1,000) or more TV sets  video lottery terminals (VLTs) with a single satellite receiving dish, direct cable connections, or streamed via the Internet.  With wagering possible in homes, hotel rooms, resort rooms, pubs, restaurants, race tracks and other public gathering places, the Company believes it will become a more than $500 billion net win Market in the near future throughout the industrialized world.

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

There are no technical breakthroughs required.  The equipment for the technology is readily available.  What is needed is to get through the maze of local, county, state and federal regulations in each U.S. State and foreign countries.  When the first state in the United States grants the Company permission to transmit the broadcast from one of its casinos to their residents and to States that do not have any casinos, the other forty-six (46) States with lotteries will join expeditiously. The same will occur in foreign countries.

Kenilworth will share the net win revenue with all participating entities that provide Roulabette gaming without costs of any kind.  State lotteries or their private operators will receive a minimum of forty percent (40%) of the total net win from their respective jurisdictions.  With thirty percent (30%) to the strictly regulated casinos and broadcast couriers and thirty percent (30%) inuring to the Company

In states and foreign countries that designate exclusively lottery proceeds to schools and their teachers it is a welcome contribution.  It also will help close state and other budget gaps.

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

When playing along with live casino table games from a highly regulated jurisdiction, players will be assured that the game results are exactly what they see; and, playing along with live casino table games such as Roulette, Craps and Baccarat, we believe, will provide interaction, fun and far more excitement than playing make believe animated (virtual) games. It is the next best thing, we believe, to actually being at the table in the casino.

To conduct permanent broadcasts from government regulated casinos Kenilworth believes it will require a minimum of ten million dollars ($10,000,000) and there are no assurances we will ever be able to obtain any of such money. At present, the Company does not have the funds readily available but hopes to obtain same, from investors, as soon as Kenilworth can commence broadcasting from a casino in the United States or other casinos throughout the world.

In prior years, Kenilworth completed a prototype system that allowed casino patrons to play along with live in-progress casino table games only within the confines of a casino, via closed circuit television. Also in 1990, we developed and delivered for the TAB (Totalizator Agency Board) a quasy government agency of the State of Victoria, Australia, a cashless slot machine system. Both systems required debit cards and central mainframe computers to manage the wagers. By making use of the expertise applied in the development of the aforementioned systems we plan to develop a second-generation system that will manage the wagers by the microprocessor installed in TV set-top boxes or an attachment directly connected to the TV set and lap top computers to receive satellite and/or on line Internet broadcasts. This as planned would allow a player in an interactive manner, at a remote location (outside the casino confines), to experience the actual play and excitement at the casino table game and to make wagers on the various games, without having to be physically present at the casino or casino table.  There are no assurances we will be able to successfully develop any system.

We also propose for slot machine manufacturers to develop “Roulabette Slot Machines”.  The Roulabette Slot will offer the regular slot or video lottery games and by the touch of a button, the live in-progress casino table games.  Slot players are offered a change of pace at the cost of a slot handle pull.  The games are transmitted to the Roulabette Slot via satellite or on line Internet (all broadcasts are encrypted to prevent unauthorized use of the broadcasts).

Where authorized, hotels, resorts, clubs and other public gathering places will be able to offer casino table game action in their establishments without incurring the costs to operate a casino. There are now believed to be more than ten million (10,000,000) slot machines played throughout the world, outside of casino confines.

Roulabette is a concept intended to be built and there can be no assurances that it will ever be built.  The patented microprocessors to be installed in the TV set top boxes and laptop computers have not been designed.  With advanced technology available in the not too distant future, the microprocessor may NOT BE REQUIRED.

PROPOSED ON LINE INTERNET GAMBLING IN THE UNITED STATES

On May 6, 2009 Congressman Barney Frank (D., Mass) Chairman of the House Financial Services Committee introduced legislation titled Internet Gambling, Consumer Protection and Enforcement Act (H.R. 2267) that will, if passed by Congress, overturn President George W. Bush’s Unlawful Internet Gambling Enforcement Act of 2006 (UIGEA).

H.R. 2267, if passed by Congress, legally sanctions on line Internet gaming in the U.S., the world’s largest gambling market.  The primary incentive for passage of this legislation is the potential tax benefit to local, state and federal jurisdictions and the creation of jobs.  Price WaterhouseCoopers and others recently estimated that Internet gambling in the U.S. could raise nearly $52-$65 billion in taxable revenue over the next decade (starting early in 2010).

If H.R. 2267 is not passed before December 1, 2009 then the Federal financial regulations will require companies that issue credit cards, banks and other payment systems to block any money transfer to gambling businesses who engage in unlawful internet gambling.  Many financial institutions already have implemented such policies voluntarily by refusing to honor credit card transactions that violate UIGEA.  Both UIGEA and H.R. 2267 leave it up to each state’s discretion how they wish to implement on line Internet gambling.

Kenilworth owns patents in the US and fifty-one other countries including China, Japan and Russia which presently offer gaming in more than 2,000 licensed regulated casinos.  The patents cover systems and methods to allow players from remote locations to wager on games such as roulette, craps and baccarat, as if they are actually participating in the live in-progress games at the casino table of their choosing, from a selection of casinos anywhere in the world.

When state operated lotteries become involved, a prime motive will be to ensure responsible gambling by managing the wagering with data systems which can identify problem gamblers and limit or shut down players with identifiable patterns of compulsive gambling.  A further requirement for any system sanctioned by states will be the prevention of underage participation.  Lotteries will also limit the amount that may be deposited or held on deposit at specified intervals of days, weeks or months. The ability of Kenilworth’s patented system to support all of these anticipated requirements is considered to be a significant competitive advantage in the emerging market.

TEST SIMULCAST AGREEMENT

On June 10, 2009 Kenilworth entered into a six (6) month on line Test Simulcast Broadcast Agreement with Caribbean Casino and Gaming Corporation (“Caribbean”). Caribbean is a gaming and entertainment company that operates the Sousa Grand Casino at Sousa Bay Resort in Puerto Plata, Dominican Republic. The test program that is expected to commence in September 2009 will ready Kenilworth for global remote live on line Internet casino gaming.

As part of the Test Agreement, Kenilworth will pay Caribbean one half of one percent (.5%) of the next earning derived from our patents and technology for a period of ten (10) years.

Kenilworth expects to be able to commence the test program by mid September and will be able to demonstrate and market Roulabette, starting November 1, 2009, the live, in-progress casino table games, via on line Internet transmission, to viewers in the United States and the rest of the world.

We believe that, as has already happened in the field of horse racing, simulcasts of remote casino games to homes, cell phones, racetracks, hotels, resorts, restaurants and bars will become a major trend in gaming. Since the development of the Internet, millions of people have chosen to gamble online and today Internet gambling is offered in many different countries under a variety of licensing and regulatory regimes. It appears there will be a potential annual global market of as much as $500 billion in total Internet wagering in the near future.

Denmark, Sweden, Poland, Switzerland, France, Spain and Norway have either passed or are preparing to pass legislation to open the market for remote live games from casinos within their own borders.  The legislation is also intended to protect gamblers from manipulation by discouraging virtual wagering and betting on number generated games from studios in the U.K and other Channel Isles.   These are likely to be the first sanctioned Internet gaming activities to yield significant tax revenues.  The Caribbean test is intended to support wagering for such live casino table game broadcasts.  Our intent is to aggressively market this gaming technology and pursue licensing arrangements with casino operators in all nations where we enjoy patent protection.

SUMMARY OF PROPOSED BRIDGE LOAN/UNDERWRITING THAT EARNS $50 MILLIION IN A SECURED INVESTMENT

Kenilworth Systems Corporation (“Kenilworth” or the “Company”) is soliciting a $230,000,000 bridge loan that requires only $30,000,000 in actual cash that will be repaid in an underwriting projected to take place in September/October 2009.

The $30,000,000 will be deposited in an escrow account controlled and administered by the bridge loan lender.  The incentive for the lender is a $50,000,000 profit by purchasing 200,000,000 shares of Kenilworth Common Stock, par value $0.01 per share at $0.05 per share ($10,000,000) directly from the Company that is not required to be evidenced or deposited in escrow, and the purchase of 200,000,000 Common Shares in a proposed Dutch Auction, conducted on behalf of the bridge lenders, at a maximum offering price of $0.15 per share that requires the $30 million. The lenders profits are earned by acquiring 400,000,000 Common Shares that are sold in the underwriting at $35.00 per share for a net profit of $50,000,000. The other $200,000,000 required for the bridge loan are deferred and cancelled when the proceeds from the underwriting are disbursed.

As part of the underwriting Kenilworth’s Common Stock will be reverse split 100-1 with 8,900,036 Common Shares outstanding when the underwriting is completed.  The underwriters are expected to sell 6,571,428 Common Shares at $35.00 per share.

After adjusting for the purchase of 400,000,000 shares pre-reverse split by the bridge loan lenders, the cancellation of the additional non-issued funding of $200,000,000 and the $10,000,000 for the purchase of the 200,000,000 shares of Common Stock directly from the Company, Kenilworth will receive, net of all expenses, including underwriters, legal fees and printing costs, $152,400,000.  On a pro forma balance sheet basis, Kenilworth will have a book value of $16.85 per share with 8,900,036 shares outstanding (after the 100-1 reverse split) plus $35,000,000 tax carry forward loss per share of $3.93 totaling = $20.78 with cash of $152,400,000. With the potential future business it supports a proposed stock offering price of $35.00 per share. ($0.35 before the reverse split).

The bridge loan documents will contain a clause similar to a Material-Adverse-Change-Clause that will permit the cancellation of the bridge loan.  Kenilworth will pay the twelve percent (12%) interest on the loan from the date the escrow deposit is made for the Dutch Auction in the event the Company fails to obtain a firm underwriting commitment or is unable to receive a sufficient buyers in a best effort commitment.

The fees payable to the escrow agent will be paid by Kenilworth.

PROPOSAL TO SWAP SECURITIES WITH CHINA’S WEALTH FUND

In April 2008, Kenilworth’s management decided that, as an American publicly traded Company for more than forty years, it wanted to position itself to swap Preferred Stock paying a five percent (5%) annual dividend with U.S. Treasuries owned by China thereby becoming a surrogate for Chinese investments in the U.S.

Kenilworth is authorized to issue 50 million Series of Convertible Preferred Stock; none is presently issued and outstanding.

China’s Sovereign Wealth Fund, the China Investment Corporation (CIC), was established on September 29, 2007 and financed with $200 billion in initial capital. The CIC was created to improve the rate of return on China’s $1.5 trillion in foreign exchange reserves. One of CIC’s first investments was $3 billion in a non-voting stake (approximately 9.3%) in Blackstone Group, L.P., public offering in 2007 at $28.00 per share that opened trading at $38.00 per share in the public offering. Blackstone Group, L.P. is one of the largest independent alternative asset managers in the world.  Shortly thereafter, the CIC invested $5 billion in Morgan Stanley, and made other unprofitable investments in Fannie Mae and Freddie Mac.

The continuing U.S. spending to revive the economy does not provide any encouragement for China to get their investment back soon.  Their purchases of additional U.S. Bonds are protecting their huge investments in the U.S. dollar. Congress would reject any purchases of more than ten percent (10%) by the CIC of any of our prime industrial firms.  For example, Congress rejected China’s bid to acquire all of Conoco’s foreign oil companies and their oil reserves.

We believe we can temper Congress’ objections with our plan.  With the swapped U.S. treasuries, we will borrow from the Fed window U.S. dollars to make investments that will be recommended and controlled by managers such as Blackstone Group, L.P.  For instance: provide capital for Citibank to repay its TARP money, bring Lehman Brothers out of bankruptcy and restore it to its old self and purchase some of the soft assets from other banks.  Collectively, it will expedite the U.S. recovery and get the U.S. out of running our auto and other TARP companies that the government has no expertise to operate.

Our first step has to be to move Kenilworth from a penny stock to a $35.00 per share stock.  That is the very reason we are embarking on the bridge loan, underwriting and reverse splitting our Common Stock.  With our gambling patent ownership we should be able to prevail.

Kenilworth is the only publicly traded manufacturing company in the United States that exited from 16 years in Chapter 11 and 7 bankruptcy proceedings having paid one hundred percent (100%) cash distribution to the creditors and paid in full all administration fees and expenses after securing $4.5 million in debt owed to the Company.

It parallels our position as one of the only companies best suited to swap our Preferred Stock for China’s U.S. bonds. The same scenario applies to Middle East oil producing Sovereign Wealth Funds.

SUMMARY:

(1.)               Kenilworth continues to fine tune its patented technology dubbed Roulabette.  It now plans to “outsource” the manufacturing of all the components instead as formerly manufacture some of the equipment in its 26,000 square foot facility located in Melville, NY.  Roulabette would allow casino patrons and other players to play along with live in-progress casino table games such as Roulette, Craps and Baccarat via digital satellite, digital cable television or on line Internet broadcasts (simulcasts) emanating from strictly regulated casinos located in the United States and other locations around the world, to self-sufficient computer terminals dubbed “Roulabette Slots” digital satellite, cable TV set top boxes, lap top computers, cell phones or the Internet in countries that permit Internet gaming. The Roulabette terminal is a proposal intended to be built and there can be no assurances that it will ever be built.  The microprocessors to be installed in the TV set and lap top computers have not been designed. We have as at June 30, 2009, no firm agreements, customers, or proposals for any future business and there can be no assurances that we will ever have same. Reference is also made to each of the “Risk Factors” that are set forth in Item 7 of FORM 10-K for the year ended December 31, 2008.

(2.)               We believe the thousand virtual casino websites via the Internet obtain sixty percent (60%) of their annual revenue from customers in the U.S.

Simulcast broadcasts of digital satellite, digital cable and on line Internet transmissions around the world must meet, and will be supervised by, the regulations by the gaming authorities of the broadcasting casino and the jurisdiction, which receives the broadcast.  We believe the supervision will not be difficult to enforce, because all simulcast wagering is “cash only”, from regulated, supervised betting sites.  There are no wire money transfers with banks and no credit or debit cards permitted.  We believe this fact should ease any opposition from concerned citizens and anti-gambling groups, as regulation and enforcement responsibility will be vested in each individual state or foreign jurisdiction.

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

The Board of Directors of Kenilworth have taken all necessary corporate actions and approved the stated plans with flexibility to permit changes on “the best terms” available.

On January 7, 2009 the shareholders approved amending the Certificate of Incorporation to increase the authority to issue the number of shares of the Common Stock and Series of Convertible Preferred Stock to meet the Company’s plans, as described herein.

MARKETING STRATEGY/SALES PLAN

Our marketing strategy consists of developing the Roulabette Slot terminal and the Roulabette simulcast broadcasts. We estimate at this time, that we will need at least approximately ten million dollars ($10,000,000) for promoting the Roulabette concept. We do not have this money nor do we have any agreements or understanding to procure this money. We may never get this money. If we do obtain this money, it may not be sufficient. Further, should such monies be available it may not be available on terms satisfactory to Kenilworth or it may be available on such terms that substantially dilute the interest of existing shareholders. If we obtain this money, we will need substantial additional funds for the proposed marketing plan and there can be no assurances that such funds will ever be available to allow Kenilworth to engage in business on a profitable basis.

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

The Company will outsource the development of Roulabette and the microprocessors for the TV set top boxes and lap top computers.

In the United States, Kenilworth must presently refrain from using the Worldwide Web (WWW) Internet to manage wagers from individuals outside of the casino confines. It is presently against the law. In Roulabette, the play-along broadcast emanates from casinos that are regulated by strict and comprehensive rules and state and jurisdiction regulations, enforced by gaming control regulators and everybody plays along with the same live table game. There is a world of difference between playing in a virtual make believe casino compared with an actual casino.

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

Ex 99.1 Test Simulcast Agreement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

KENILWORTH SYSTEMS CORPORATION

By:	/s/ HERBERT LINDO
Herbert Lindo,
Chairman, Chief Executive Officer and Chief Financial Officer
August 11, 2009