Form 10-Q
period 2009-09-30
KENILWORTH SYSTEMS CORP
filed 2009-11-12
CIK 55234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 OR 15(D) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

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

The number of shares of common stock, $.01 par value of the Registrant outstanding as of September 30, 2009 was 502,956,586.

KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

INDEX

Part I.	Financial Information

Item 1.	Unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Operation (and Deficit) (unaudited) - Nine months ended September 30, 2009 and 2008, and the period from inception, as a Development Stage Company, to September 30, 2009

Condensed Consolidated Balance Sheets (unaudited) — September 30, 2009 and December 31, 2008

Condensed Consolidated Statements of Cash Flows (unaudited) - Nine months ended September 30, 2009 and 2008, and the period from inception, as a Development Stage Company, to September 30, 2009

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

INTRODUCTORY NOTE

This Form 10-Q is being filed as a “Development Stage Company” from the period beginning November 24, 1998 to the present at September 30, 2009, including a charge in the amount of $4,256,926, which was the amount the Company disbursed on September 28, 1998 to exit from Chapter 7 Bankruptcy Proceedings.

d) The Company issued 68,359,500 shares of its Restricted Common Stock since December 31, 2008 subsequent to September 30, 2009, the Company issued 40,749,500 shares of restricted Common Stock.  All of the shares may have the restrictions lifted pursuant to Rule 144 B after six (6) months which may substantially depress the trading price of the Company’s Stock in the future.

During the period ended March 31, 2007, the Company made certain adjustments to the number of shares outstanding which did not require capital changes.

Remainder of page intentionally left blank

KENILWORTH SYSTEMS CORPORATION
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

AND DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE

(Unaudited)

					Period from
					November 24,
	For the nine months ended		For the nine months ended		1998 (Inception) to
	September 30,		September 30,		September
	2009	2008	2009	2008	30, 2009
	*	*	*	*	Restated
Revenues
Sales	$0	$0	$0	$0

Expenses
Selling, general and administrative	$819,172	$932,897	$136,488	$107,196	$14,004,179

Other income (expenses)
Interest income	—	—	—	—	922
Interest expense	—	—	—	—	(775,018)

Total other income (expense)	—	—	—	—	(2,688,926)

Net loss	$(819,172)	$(932,897)	$(136,488)	$(107,196)	$(16,829,503)

Basic and diluted loss per share	$(0.001)	$(0.002)	$(0.0007)	$(0.002)

Weighted average number of shares outstanding	502,956,586	421,094,586	502,956,586	421,094,586

* Includes a NON CASH loss of  $510,776 resulting from the sale and issuance of 62,625,002 shares of RESTRICTED Common Stock, par value $0.01 per share, for cash, consulting fees and conversion of loans at less than par value in 2008 and $162,875 for issuance of 15,503,500 shares in 2009 in the three month period ended March 31, 2009 that resulted in an increased loss of $150,035 in the period. There are no NON-CASH adjustments for subsequent periods.

The accompanying notes are an integral part of these financial statements.

KENILWORTH SYSTEMS CORPORATION
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2009	December 31, 2008

ASSETS
CURRENT ASSETS
Cash	$26,868	$2,391
Prepaid expenses (Note 6)	20,000	80,000
Loan receivable — including from stockholders, net	23,100	21,600
Receivable from Herbert Lindo (Note 8)	772,913	767,289

TOTAL CURRENT ASSETS	$842,881	$871,270

PROPERTY AND EQUIPMENT — NET	0	603

SECURITY DEPOSIT	8,677	13,677

TOTAL ASSETS	$851,588	$885,560

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$99,612	$158,529
Payroll taxes payable (Note 7)	33,462	169,695
Loans payable — including accrued interest	22,019	20,264

TOTAL CURRENT LIABILITIES	$155,093	$348,488

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock - par value $.01 per share; authorized 50,000,000 shares; no shares issued and outstanding
Common stock - par value $.01 per share; authorized 1,000,000,000 shares; issued and outstanding 502,956,586 and 434,597,086 shares, respectively	5,029,565	4,345,970
Additional paid-in capital	31,398,730	31,103,730
Accumulated deficit	(35,731,800)	(34,912,628)

TOTAL STOCKHOLDER’S EQUITY	696,495	537,072

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$851,588	$885,560

The accompanying notes are an integral part of these financial statements.

KENILWORTH SYSTEMS CORPORATION

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30,

(Unaudited)

			Period from
			November 24,
			1998
			to
	2009	2008	September 30, 2009
			Restated
Cash flows from operating activities
Net loss	$(879,172)	$(932,897)	$(17,810,312)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	0	2,972
Patent Impairment
Accretion of convertible debt discount
Beneficial conversion feature			1,182,097
Common stock issued for services	23,497,500	20,675,000	51,049,432
Common stock issued to induce debt conversion			63,276
Common stock issued for interest due on notes payable			8,501
Loss on Investment			60,000
Other			21,100
Increase (decrease) in cash attributable to changes in assets and liabilities:
Prepaid expenses	20,000	20,000	(20,000)
Loan Receivable	23,100
Accounts payable and accrued expenses	99,612	235,261	235,261
Payroll taxes payable	33,462	89,300	85,300
Net cash used in operating activities	(642,998)	(627,843)	(2,504,864)
Cash flows from investing activities
Repayment of loans — related parties			(20,120)
Proceeds from loan receivable	(600)	17,008	4,000
Payment of patent costs			(73.962)
Purchase of property and equipment	0		0
Security deposit	(8,677)	(17,008)	(17,777)
Net cash used in investing activities	8,077	769	(220,000)
Cash flows from financing activities			4,345,350
Proceeds from sale of common stock	$508,000	$113,000
Proceeds from stock subscriptions receivable			—
Net cash provided by financing activities	$508,000	$515,612	—
Net change in cash			—
Cash — beginning of period	103	1,232	—
Cash - end of period	$26,868	12,286	$—
Supplemental disclosure of non-cash activities:
Common stock issued for patent costs	$—	$—	$10,000
Exchange of loans payable for convertible notes payable	$—	$—	$50,000
Conversion of notes payable to common stock	$—	$—	$1,388,500
Conversion of loan payable - related party to common stock	$—	$—	$16,170
Cancellation of stock subscriptions receivable	$—	$—	$29,000
Common stock issued for subscriptions receivable	$—	$—	$71,500

The accompanying notes are an integral part of these financial statements.

KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Kenilworth Systems Corporation and subsidiaries (“Kenilworth”) beginning as of January 1, 2009 contain all adjustments (consisting of only normal accruals) necessary to present fairly the consolidated balance sheets as of September 30, 2009 and December 31, 2008 and the related statements of operations and cash flows for the nine (9) month periods ended September 30, 2009 and 2008  These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on FORM 10-K for the fiscal year ended December 31, 2008.

The results of operations for the nine (9) month period ended September 30, 2009 are not necessarily indicative of the results for the entire year ending December 31, 2009.

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

NOTE 5 - CONVERTIBLE PROMISSORY NOTES AND STOCK PURCHASE AND OPTION AGREEMENTS

During the quarters ended September 30, 2009 and September 30, 2008 respectively, the Company sold to various private investors $122,000 and $220,000 principal amount of Convertible Promissory Notes, made loans to the Company and issued Stock Purchase and Option Agreements bearing interest at rates ranging from 4.00% to 12.00% per annum.  The Notes had a six-month and one-year term and were immediately convertible at the option of the noteholder into shares of restricted common stock based on conversion prices ranging from $.005 to $0.10 per share and purchase prices at $0.008 per share.  All Notes issued and shares sold in the quarters ended September 30, 2009 and September 30, 2008 were converted into a total of 19,780,000 and 62,625,002 restricted common shares, respectively.

STOCK OPTIONS

From its inception in April 2009 through September 2009, the Company granted Stock Options for 91,882,000 restricted Common Shares, par value $0.01 per share at an average price of $0.01 per share in connection with the private sale to accredited investors of Stock Purchase and Option Agreements.  The Option grant is for a period of two (2) years from the date of the Stock Purchase and Option Agreements.

NOTE 6 - NON CASH TRANSACTIONS

Common shares issued for services

2009:

The Company issued 23,179,000 shares as compensation rendered during the period ended June 30, 2009. The services were valued at $347,686.

2008:

The Company issued 20,675,000 shares as compensation for services rendered during the period ended December 31, 2008.  The services were valued at $418,500.

PREPAID EXPENSES

Prepaid expenses consist of the unamortized value of stock issued to directors for the twelve month period ending December 31, 2009.  The balance will be amortized on a straight-line basis over the remaining term.  The directors receive no other compensation.

NOTE 7 — PAYROLL TAXES PAYABLE

The Company has made arrangements with the Internal Revenue Service (IRS) and the New York State Department of Taxation to pay approximately $33,462 in past due payroll taxes, including all penalties and interest accrued in prior years and the nine (9) month period ended September 30, 2009 in periodic installments, by the end of the calendar year 2009.  The agreements provide that the Company must pay all present taxes, when due, and payments must remain current in 2009.  At September 30, 2009 the Company was delinquent in approximately $33,462 in payments to the IRS and NY State will attempt to negotiate new payment schedules covering the delinquent payments.

NOTE 8 - RECEIVABLE FROM HERBERT LINDO

On November 27, 2006 Herbert Lindo, the Chairman and Chief Executive Officer exercised a five million (5,000,000) share option for seven hundred fifty thousand dollars ($750,000) at fifteen cents ($0.15) per share pursuant to the Company’s Performance and Equity Plan. The price per share was the price for the Option which would have expired on the following date. Mr. Lindo does not own any other Options pursuant to the Plan. The average market price of the Common Stock for the thirty (30) days prior to  November 27, 2006 was high: $0.05, low: $0.03. As provided in the Plan, Herbert Lindo borrowed the seven hundred fifty thousand dollars ($750,000) from the Company and pledged the five million (5,000,000) and other restricted shares he owns, as collateral for the loan. The five million (5,000,000) shares have been issued as restricted shares.

At a regular meeting of the Board of Directors in July 2008, the Board unanimously approved (with Mr. Lindo abstaining) to extend the $750,000 loan until December 31, 2009, provided Mr. Lindo pays a nominal one and one-half percent (1.5%) interest from November 2006.  Mr. Lindo agreed to pay the interest which totaled $22,913 through September 30, 2009. Mr. Lindo provides his services to the company without any remuneration.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Since we exited from bankruptcy proceedings on September 23, 1998 we have had no revenues from operations. We sustained substantial losses from general administrative expenses amounting to $34,912,625 through December 31, 2008 and for the nine-months ended September 30, 2009 we sustained a loss amounting to $819,172 which includes NON-CASH loss of $162,875. Kenilworth has had no revenues from operations during the past sixteen (16) years and there can be no assurances that it will ever have revenues from present planned operations.

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

On average, households in the U.S. have three (3) TV’s.  (It is important since the satellite and cable companies will charge a separate fee for transmitting the table games to` TVs and laptops).  Public gathering places can accommodate (be able to network) up to one thousand (1,000) or more TV sets  video lottery terminals (VLTs) with a single satellite receiving dish, direct cable connections, or streamed via the Internet.  With wagering possible in homes, hotel rooms, resort rooms, pubs, restaurants, race tracks and other public gathering places, the Company believes it will become a more than $500 billion annual net win Market in the near future throughout the industrialized world.

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

Kenilworth proposes to share the net win revenue with all participating entities that provide Roulabette gaming without costs of any kind.  State lotteries or their private operators will receive a minimum of forty percent (40%) of the total net win from their respective jurisdictions.  With thirty percent (30%) to the strictly regulated casinos and broadcast couriers and thirty percent (30%) inuring to the Company

In states and foreign countries that designate exclusively lottery proceeds to schools and their teachers it is a welcome contribution.  It also will help close state and other budget gaps.

In addition, throughout the United States and most foreign countries there are hundreds of facilities that simulcast live in-progress horse/dog races.  At most facilities there are several large TV screens that show the races from the different tracks with general theater-type seating for patrons and at private cubicles with television sets outfitted with touch screens.  The cubicles rent for additional fees.  After players open an account and select pin numbers, they can watch, in privacy, each race offered on the different tracks on the TV and place wagers on the different races by simply changing channels.  The players may also watch sporting events, the news, the stock market reports, and in the near future Roulabette, live, in-progress casino table games.  The simulcast centers have their own databases to manage the cash deposit and pay winnings on the horse/dog races and will be able to manage the casino games, on the same methods as the lotteries will manage Roulabette.  With private TV’s, available in simulcast centers, especially at night, when fewer tracks are operating. The Company believes that racetracks may offer the first opportunity for a breakthrough for Roulabette wagering.

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

To conduct permanent broadcasts from government regulated casinos Kenilworth believes it will require a minimum of ten million dollars ($10,000,000) and there are no assurances we will ever be able to obtain any of such money. At present, the Company does not have the funds readily available but hopes to obtain same, from investors, as soon as Kenilworth can commence broadcasting from a casino in the United States or other casinos throughout the world (see Test Simulcast Agreement — next page).

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

Roulabette is a concept intended to be built and there can be no assurances that it will ever be built.  The patented microprocessors to be installed in the TV set top boxes and laptop and net book computers have not been designed.

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

Kenilworth owns patents in the US and filed in fifty-one (51) other countries including China, Japan and Russia that presently offer gaming in more than 2,000 licensed regulated casinos.  The patents cover systems and methods to allow players from remote locations to wager on games such as roulette, craps and baccarat, as if they are actually participating in the live in-progress games at the casino table of their choosing, from a selection of casinos anywhere in the world.

When state operated lotteries become involved, a prime motive will be to ensure responsible gambling by managing the wagering with their data systems which can identify problem gamblers and limit or shut down players with identifiable patterns of compulsive gambling.  A further requirement for any system sanctioned by states will be the prevention of underage participation.  Lotteries will also limit the amount that may be deposited or held on deposit at specified intervals of days, weeks or months. The ability of Kenilworth’s patented system to support all of these anticipated requirements is considered to be a significant competitive advantage in the emerging market.

TEST SIMULCAST AGREEMENT

On June 10, 2009 Kenilworth entered into a six (6) month on line Test Simulcast Broadcast Agreement with Caribbean Casino and Gaming Corporation (“Caribbean”). Caribbean is a gaming and entertainment company that operates the Sousa Grand Casino at Sousa Bay Resort that had its Grand Opening on October 24, 2009 in Puerto Plata, Dominican Republic. The test program will commence on or about November 20, 2009 and will ready Kenilworth for global remote live on line Internet casino gaming.

As part of the Test Agreement, Kenilworth will pay Caribbean one half of one percent (.5%) of the next earning derived from our patents and technology for a period of ten (10) years.

Kenilworth expects to be able to commence the test program by mid November and will be able to demonstrate and market Roulabette, starting January 10, 2010. The live, in-progress casino table games, via on line Internet transmission, to viewers in the United States and the rest of the world.  In the U.S. if legislation H.R. 2267 is approved.

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

Denmark, Sweden, Poland, Switzerland, France, Spain, Norway, Estonia, Portugal and Russia have either passed or are preparing to pass legislation to open the market for remote live games from casinos within their own borders.  The legislation is also intended to protect gamblers from manipulation by discouraging virtual wagering and betting on number generated games from studios in the U.K, Isle of Mann and other Channel Isles.   These are likely to be the first sanctioned Internet gaming activities to yield significant tax revenues.  The Caribbean test is intended to support wagering for such live casino table game broadcasts.

Our intent is to aggressively market this gaming technology and pursue licensing arrangements with casino operators in all nations where we enjoy patent protection.

SUMMARY OF PROPOSED BRIDGE LOAN/UNDERWRITING THAT EARNS $50 MILLIION IN A SECURED INVESTMENT

Kenilworth Systems Corporation (“Kenilworth” or the “Company”) is soliciting a $230,000,000 bridge loan that requires only $30,000,000 in actual cash that will be repaid in an underwriting projected to take place now toward the end of this year.

The $30,000,000 will be deposited in an escrow account controlled and administered by the bridge loan lender.  The incentive for the lender is a $50,000,000 profit by purchasing 200,000,000 shares of Kenilworth Common Stock, par value $0.01 per share at $0.05 per share ($10,000,000) directly from the Company that is not required to be evidenced or deposited in escrow, and the purchase of 200,000,000 Common Shares in a proposed Dutch Auction, conducted on behalf of the bridge lenders, at a minimum per share price of $0.05 and a maximum offering price of $0.15 per share that requires the $30 million. The lenders profits are earned by acquiring 400,000,000 Common Shares that are sold in the underwriting at $35.00 per share for a net profit of $50,000,000. The other $200,000,000 required for the bridge loan are deferred and cancelled when the proceeds from the underwriting are disbursed.

As part of the underwriting Kenilworth’s Common Stock will be reverse split 100-1 with 8,900,036 Common Shares outstanding when the underwriting is completed.  The underwriters are expected to sell 6,571,428 Common Shares at $35.00 per share.

After adjusting for the purchase of 400,000,000 shares pre-reverse split by the bridge loan lenders, the cancellation of the additional non-issued funding of $200,000,000 and the $10,000,000 for the purchase of the 200,000,000 shares of Common Stock directly from the Company, Kenilworth will receive, net of all expenses, including underwriters, legal fees and printing costs, approximately $110,000,000.  On a pro forma balance sheet basis, Kenilworth will have a book value of $16.85 per share with 8,900,036 shares outstanding (after the 100-1 reverse split) plus $35,000,000 tax carry forward loss per share of $3.93 totaling = $20.78 with cash of $110,000,000. With the potential future business it supports a proposed stock offering price of $35.00 per share. ($0.35 before the reverse split).

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

PROPOSAL TO SWAP SECURITIES WITH CHINA’S WEALTH FUND

In April 2008, Kenilworth’s management decided that, as an American publicly traded Company for more than forty-one (41) years, it wanted to position itself to swap Preferred Stock paying a five percent (5%) annual dividend with U.S. Treasuries owned by China thereby becoming a surrogate for Chinese investments in the U.S.

Kenilworth is authorized to issue 50 million Series of Convertible Preferred Stock; none is presently issued and outstanding.

China’s Sovereign Wealth Fund, the China Investment Corporation (CIC), was established on September 29, 2007 and financed with $200 billion in initial capital. The CIC was created to improve the rate of return on China’s $1.5 trillion in foreign exchange reserves. One of CIC’s first investments was $3 billion in a non-voting stake (approximately 9.3%) in Blackstone Group, L.P., public offering in 2007 at $28.00 per share that opened trading at $38.00 per share in the public offering. Blackstone Group, L.P. is one of the largest independent alternative asset managers in the world.  Shortly thereafter, the CIC invested

$5 billion in Morgan Stanley, and made other unprofitable investments in Fannie Mae and Freddie Mac.  Recently the CIC acquired additional shares of Blackstone Group, L.P. both in the open market and directly from Blackstone Group L.P. and made substantial investments in cash poor amusement, shopping centers and hotel companies.

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

It parallels our position as one of the only companies best suited to swap our Preferred Stock for China’s U.S. securities. The same scenario applies to Middle East oil producing Sovereign Wealth Funds.

SUMMARY:

(1.)               Kenilworth continues to fine tune its patented technology dubbed Roulabette.  It now plans to “outsource” the manufacturing of all the components instead as formerly manufacture some of the equipment in its 26,000 square foot facility that was located in Melville, NY.  Roulabette would allow casino patrons and other players to play along with live in-progress casino table games such as Roulette, Craps and Baccarat via digital satellite, digital cable television or on line Internet broadcasts (simulcasts) emanating from strictly regulated casinos located in the United States and other locations around the world, to self-sufficient computer terminals dubbed “Roulabette Slots” digital satellite, cable TV set top boxes, lap top computers, cell phones or the Internet in countries that permit Internet gaming. The Roulabette terminal is a proposal intended to be built and there can be no assurances that it will ever be built.  The microprocessors to be installed in the TV set and lap top computers have not been designed. We have as at September 30, 2009, no firm agreements, customers, or proposals for any future business and there can be no assurances that we will ever have same. Reference is also made to each of the “Risk Factors” that are set forth in Item 7 of FORM 10-K for the year ended December 31, 2008.

(2.)               We believe the thousand virtual casino websites via the Internet obtain sixty percent (60%) of their annual revenue illegally from customers in the U.S.

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

KENILWORTH SYSTEMS CORPORATION REMOTE ROULETTE GAME BROADCASTS FROM SOSUA BAY GRAND CASINO DELAYED FOR TCP/IP DESIGNATION FOR GLOBAL VIEWING

Company Signs $3.5 Million Exclusive five (5) year
software contract with Blyth Development (“Blyth”)

Mineola, NY October 27 PR Newswire First Call, Kenilworth Systems Corporation (Pink Sheets: KENS; “Kenilworth”)…reported today that it has completed all casino tests pursuant to the previously announced six (6) month online test simulcast agreement with Caribbean Casino & Gaming Corp. (“Caribbean”) Caribbean is a gaming and entertainment company located at Sosua, Dominican Republic that owns and operates the Sosua Grand Casino that held it’s very successful grand opening last Saturday, October 24th. The casino offers three (3) roulette and fifteen (15) other table and poker games and eighty two (82) slot machines.

Blyth has provided all the software to date and will continue their exclusive services through November 2013.

The $3.5 Million is payable in installments from Kenilworth’s actual net earnings or in it’s entirety if Kenilworth receives a minimum of $10 Million from a single investor or the Company is merged or acquired. In addition, Blyth was given options at thirty (30) day average market price totaling six (6) million shares. The shares to be issued will be restricted for a minimum of six (6) months.

The live in-progress casino table action will serve to DEMONSTRATE and MARKET to the more than 2,000 Casino Operators and their Regulators in the fifty-one (51) industrial countries in which Kenilworth enjoys patent protection for REMOTE REAL TIME LIVE CASINO TABLE GAME WAGERING.

The Transmission Control Protocol/Internet Protocol (TCP/IP) may require up to three (3) weeks to increase the bandwidth to accommodate the expected large simultaneous international audience.

At the present time, we do not engage technically oriented employees, other than the Blyth Group, that will be able to assist in the development of Roulabette. It will be necessary for us to obtain additional personnel qualified and with the expertise to develop Roulabette. We would require additional employees and several more consultants and there can be no assurances of our being able to obtain any necessary personnel. There can be no assurances of the availability of any such employees and consultants.

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

ROULABETTE, as in pre-marked cards similar to lottery cards to select number in each game, used with terminals “ROULABETTE SWIPE CARD” to activate set-top boxes to play Roulabette and “PLAY ALONG WITH ROULABETTE, LIVE” and MULTI-USE GAMING MACHINE.  Our patents are filed in fifty-one (51) industrialized countries of the world and are approved, both in Russia and recently filed in China and Japan, after a seven (7) year delay.

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

The Company plans to hold its next Annual Meeting of Shareholders in February 2010 or any adjournment thereof with proxy materials mailed to shareholders of record in twenty (20) days prior to the proposed meeting dates.

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
November 12, 2009