Form 10-K
period 2009-12-31
KENILWORTH SYSTEMS CORP
filed 2010-03-15
CIK 55234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the Registrant based on the closing price as reported on the Pink Sheet Market on February 5, 2010 was $12,011,032.

Remainder of page intentionally left blank

As of December 31, 2009, 587,691,586 Shares of the Registrant’s Common Stock, $0.01 par value, were outstanding.

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

At a regular meeting of the Board of Directors in July 2008, the Board unanimously approved (with Mr. Lindo abstaining) to extend the $750,000 loan until December 31, 2009, provided Mr. Lindo pays a nominal one and one-half percent (1.5%) interest from November 2006.  Mr. Lindo agreed to pay the interest which totaled $25,725 through December 31, 2009.  Mr. Lindo provides his services to the Company without any remuneration.

At a regular meeting of the Board of Directors held on January 7, 2010, the Board unanimously approved (with Mr. Lindo abstaining) to extend the $750,000 loan with interest payments until December 31, 2010.

Remainder of page intentionally left blank

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

INTRODUCTORY NOTE TO PART IV

The Amendment No. 1 on FORM 10-K filed to restate certain amounts which changed as the results of having been ordered by the Securities and Exchange Commission to file the Company’s Financials as a “Development Stage Company” from the period beginning November 24, 1998 to December 31, 2008, the elimination of $4,256,926, which was the amount the Company disbursed on or about September 28, 1998 to exit from Chapter 7 Bankruptcy Proceedings, and certain adjustments to losses sustained for the periods ended December 31, 2002, 2003 and 2004 for having discounted Convertible Promissory Notes from between ten cents ($0.10) per share and twelve cents ($0.12) per share to five cents ($0.05) per share.  The Company also added in PART II Item 5 — MARKET PRICES OF THE COMPANY’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS: d) The Company has outstanding at February 5, 2010 600,551,586 Common Shares.  The Company issued 12,860,000 restricted Common Shares since December 31, 2009.  All of the restricted shares may have the restrictions lifted pursuant to new Rule 144 B within six (6) months which will substantially depress the trading price of the Company’s Common Stock.

The Company’s management has always been objectionable to the SEC designation as a Development Stage Company.  The Company made a one hundred percent (100%) cash distribution to all approved creditors and paid in full all administrative fees and expenses when we exited from Bankruptcy Proceedings.

The Development Stage Company designation ONLY applies to Bankrupt Companies that exit from Bankruptcy Proceedings that do not pay all approved creditors in full.

Remainder of page intentionally left blank

PART I

ITEM 1 — DESCRIPTION OF BUSINESS

THE COMPANY

Kenilworth Systems Corporation hereinafter referred to as “Kenilworth”, the “Company” or “we”, was incorporated on April 25, 1968 under the laws of the State of New York.  Kenilworth has been a publicly traded Company since August 1968 formerly on the National NASDAQ Market, presently on the OTC Pink Sheet Market since emerging from Bankruptcy Proceedings in September 1998.  Kenilworth had been presented as a Development Stage Company, through September 30, 2009.

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

Pursuant to a TEST SIMULCAST AGREEMENT by and among: Kenilworth Systems Corporation, Caribbean Casino & Gaming Corporation, the owner/operator of the NEW Sosua Grand Casino and the Casino Director (the Casino Regulatory Authority) of the Dominican Republic, Kenilworth has been broadcasting, via the Internet, live, in-progress Roulette table action around the world.  A world’s first from a licensed, government regulated casino instead of only from STUDIO CASINOS.

The ability to play along from Remote Locations from government regulated casinos will permanently influence casino wagering in the future.  No longer will U.S. residents have to spend money and travel to gamble at a casino when they can play along from the privacy of their own homes, with drinks and snacks purchased at supermarket prices.  In these difficult economic times, it is entertainment at minimal costs,  with bets starting at the price of a slot machine handle pull.

Employing the latest Internet technology and placing television cameras in strategic locations above the casino table games, without disrupting the normal game-monitoring activities, and transmitting the table games over the Internet networks (in countries that permit Internet wagering) to television sets and laptops, which become a platform for playing along with the casino games.

Kenilworth titled the overall system “Roulabette”.  There are thirty-eight million (38,000,000) satellite and seventy-three million (73,000,000) cable TV subscribers in the United States and more than one billion (1,000,000,000) subscribers throughout the rest of the industrialized world (“The Market”).  On average, households in the U.S. have three (3) TV’s.  (It is important since the satellite and cable companies will charge a separate fee for transmitting the table games).  Public gathering places can accommodate one thousand (1,000) or more TV sets streamed via the Internet.  With wagering possible in homes, hotel rooms, resort rooms, pubs, restaurants, race tracks and other public gathering places the Company believes it will become a more than $500 billion annual net win Market within five (5) years throughout the industrialized world.

To best market the casino games, the Company is selecting lotteries throughout the world to manage and operate the distribution and cash handling (deposits to play and paying winnings) using the lotteries’ existing databases for the sale of lottery tickets, and paying winnings at regular lottery licensed terminal locations.

All forty-four (44) lotteries in the United States are owned and operated by County and State agencies.  Throughout the rest of the world, lotteries are owned by government agencies or non profit charitable agencies that distribute the net earnings to benefit social and charitable programs, or by private entities that pay a percentage of their net win to designated government agencies. These foreign lotteries also have the same databases as lotteries in the United States; most lotteries throughout Europe also pool their lotteries between countries, not unlike Mega Millions and PowerBall in the United States, which makes the distribution simpler and very cost effective for both Kenilworth and the lotteries.

As we proved in the Dominican Republic, there are no technical breakthroughs required.  What is needed is to get through the maze of Local, County, State and Federal regulations in each U.S. State and foreign countries.  When the first State in the United States grants the Company permission to transmit the broadcast from one of its casinos to their residents and to States that do not have any casinos, (the entire East coast of the United States), the other forty-three (43) States with lotteries will join expeditiously. The same will occur in foreign countries.

Kenilworth expects to share the net win revenue with all participating entities that provide Roulabette gaming without costs of any kind.  State lotteries or their private operators will receive a proposed minimum of forty percent (40%) of the total net win from their respective jurisdictions.

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

When playing along with live table games from a highly regulated jurisdiction, players will be assured that the game results are exactly what they see; and, playing along with live casino table games such as Roulette, Craps and Baccarat will provide interaction, fun and far more excitement than playing virtual games on video lottery terminals. It is the next best thing to actually being at the table in the casino.

To conduct additional live broadcasts from future permanent locations Kenilworth believes it will require a minimum of ten million dollars ($10,000,000) and there are no assurances we will ever be able to obtain any of such money. At present, the Company does not have the funds readily available but hopes to obtain same, from investors, as soon as Kenilworth can obtain governmental permission and commence broadcasting from a casino in the United States together with other casinos throughout the world.

In 1990, we developed and delivered for the TAB (Totalizator Agency Board) a quasy government agency of the State of Victoria, Australia, a cashless slot machine system. Both systems required debit cards and central mainframe computers to manage the wagers. By making use of the expertise applied in the development of the aforementioned systems and the experience gained from the Roulette broadcasts in the Dominican Republic we plan to develop a second-generation Roulabette System that will manage the wagers by the patented microprocessor installed in TV set-top boxes or an attachment directly connected to the TV set or installed in the millions of lap top computers to receive Internet broadcasts that will reach $500 billion annually.  The extra traffic will be overwhelmingly the core of the Internet requiring to manage the wagering in the TVs and lap tops to avoid mistakes and possible fraud. This as planned would allow a player in an interactive manner, at a remote location (outside the casino confines), to experience the actual play and excitement at the casino table game and to make wagers on the various games, without having to be physically present at the casino or casino table.  There are no assurances we will be able to successfully develop.

We also propose for slot machine manufacturers to develop “Roulabette Slot Machines”.  The Roulabette Slot will offer the regular slot or video lottery games and by the touch of a button, the live in-progress casino table games.  Slot players are offered a change of pace at the cost of a slot handle pull.  The games are transmitted to the Roulabette Slot via the Internet (all broadcasts are encrypted to prevent unauthorized use of the broadcasts).

Where authorized, hotels, resorts, clubs and other public gathering places will be able to offer casino table game action in their establishments without incurring the costs to operate a casino. There are now believed to be more than ten million (10,000,000) slot machines played throughout the world, outside of casino confines.

Project Roulabette is a concept now in motion and intended to be built out further, there can be no assurances that it will ever be built.  The Patented microprocessors to be installed in the TV set top boxes have not been designed.

SUMMARY:

(1.)          Kenilworth continues to fine tune its patented technology dubbed Roulabette System.  It now plans to “outsource” the manufacturing of all the components instead as formerly manufacture some of the equipment in its twenty-six thousand (26,000) square foot facility then located in Melville, NY.  Roulabette would allow casino patrons and other players to play along with live in-progress casino table games such as Roulette, Craps, Baccarat and more via digital cable television or Internet broadcasts (simulcasts) emanating from strictly regulated casinos located in the United States and other locations around the world, to self-sufficient computer terminals dubbed “Roulabette Slots”, digital cable TV set top boxes, lap top computers on the Internet in countries that permit Internet gaming. The Roulabette terminal is a proposal intended to be built and there can be no assurances that it will ever be built.  The microprocessors to be installed in the TV set top boxes have not been designed. We have as at December 31, 2009, no firm agreements, customers, or proposals for any future business and there can be no assurances that we will ever have same. Reference is also made to each of the “Risk Factors” that are set forth in Item 7.

(2.)          We believe the thousand virtual casino websites via the Internet obtain sixty percent (60%) of their annual revenue from customers in the U.S.  These website have been shut down when President Bush signed the Internet Enforcement Act of 2006.

Simulcast broadcasts via the Internet around the world must meet, and will be supervised by, the regulations by the gaming authorities of the broadcasting casino and the jurisdiction, which receives the broadcast.  We believe the supervision will not be difficult to enforce, because all simulcast wagering is “cash only”, from regulated, supervised betting sites.  There are no wire money transfers with banks and no credit or debit cards permitted or used.  We believe this fact should ease any opposition from concerned citizens and anti-gambling groups, as regulation and enforcement responsibility will be vested in each individual state (or foreign jurisdiction).

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

Kenilworth has been a publicly traded Company since 1968. Prior to commencing its endeavors into its present business provided security systems to ninety-two (92) out of the one hundred and four (104) Nuclear Electric Power Generating Plants in the U.S. and seventeen (17) foreign countries, as well as automated time/attendance systems located at a major department store chains and one (1) U.S. automobile manufacturing plant.

The Department Stores (Gimble’s, Alexander’s and Klein’s) went out of business; the Union Members destroyed our test equipment at the Chrysler, Jefferson Plant in Michigan. After the accident at the Three Mile Island Station in Pennsylvania in March 1979 growth of Nuclear Power Plants in the United States slowed.  Patenting our unique security system would have been a security breach.  Kenilworth management instead opted to take the cash out of the casino industry.

SUMMARY OF PROPOSED BRIDGE LOAN/UNDERWRITING THAT EARNS $50 MILLIION FOR THE BRIDGE LOAN PROVIDERS

Kenilworth is soliciting a bridge loan that requires only $30,000,000 in actual cash that will be repaid in an underwriting projected to take place during the second or third period this year (2010).

The $30,000,000 will be deposited in an escrow account controlled and administered by the bridge loan lenders.  The incentive for the lenders is a $50,000,000 profit by purchasing 200,000,000 shares of Kenilworth Common Stock, par value $0.01 per share at $0.05 per share ($10,000,000) directly from the Company that is not required to be evidenced or deposited in escrow, and the purchase of 200,000,000 Common Shares in a proposed Dutch Auction, conducted on behalf of the bridge lenders, at a minimum per share price of $0.05 and a maximum offering price of $0.15 per share that requires the $30 million. The lenders profits are earned by acquiring 400,000,000 Common Shares that are sold in the underwriting at $30.00 per share for a net profit of $50,000,000. The other $200,000,000 required for the bridge loan are deferred and cancelled when the proceeds from the underwriting are disbursed.

As part of the underwriting Kenilworth’s Common Stock will be reverse split 100-1 with approximately eleven million (11,000,000) Common Shares issued and outstanding when the underwriting is completed.  The underwriters are expected to sell 4,000,000 Common Shares at $30.00 per share, in the underwriting for $240,000,000 from which the bridge lenders receive $84,000,000 (itemized on page 13/14).

After adjusting for the purchase of 400,000,000 shares pre-reverse split by the bridge loan lenders and the $10,000,000 for the purchase of the 200,000,000 shares of Common Stock directly from the Company, Kenilworth will receive, net of all expenses, including underwriters, legal fees and printing costs, approximately $117,000,000.  On a pro forma balance sheet basis, Kenilworth will have a book value of $16.10 per share with 11,000,000 shares outstanding (after the 100-1 reverse split) plus $35,967,224 tax carry forward loss per share of $3.93 totaling = $20.78 with cash of $110,000,000. With the potential future business it supports a proposed stock offering price of $30.00 per share. ($0.30 before the reverse split).

The bridge loan documents will contain a clause similar to a Material-Adverse-Change-Clause that will permit the cancellation of the bridge loan.  Kenilworth will pay the twelve percent (12%) interest on the loan from the date the escrow deposit is made for the Dutch Auction in the event the Company fails to obtain a firm underwriting commitment or is unable to receive sufficient buyers in a best effort commitment.

The fees payable to the escrow agent, American Stock Transfer & Trust Company (the Dutch Auction manager) will be paid by Kenilworth.

PROPOSAL TO SWAP SECURITIES WITH CHINA’S WEALTH FUND

In April 2008, Kenilworth’s management decided that, as an American publicly traded Company for more than forty-one (41) years, it wanted to position itself to swap Preferred Stock paying a five percent (5%) annual dividend with U.S. Securities owned by China thereby becoming a surrogate for Chinese investments in the U.S.

Kenilworth is authorized to issue 50 million Series of Convertible Preferred Stock; none is presently issued and outstanding.

China’s Sovereign Wealth Fund, the China Investment Corporation (CIC), was established on September 29, 2007 and financed with $200 billion in initial capital. The CIC was created to improve the rate of return on China’s $1.5 trillion in foreign exchange reserves. One of CIC’s first investments was $3 billion in a non-voting stake (approximately 9.3%) in Blackstone Group, L.P., public offering in 2007 at $28.00 per share that opened trading at $38.00 per share in the public offering. Blackstone Group, L.P. is one of the largest independent alternative asset managers in the world.  Shortly thereafter, the CIC invested $5 billion in Morgan Stanley, and made other unprofitable investments in Fannie Mae and Freddie Mac.  Recently the CIC acquired additional shares of Blackstone Group, L.P. both in the open market and directly from Blackstone Group L.P. and made substantial investments in amusement, shopping centers and hotel companies.

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

Our first step has to be to move Kenilworth from a penny stock to a $30.00 per share stock.  That is the very reason we are embarking on the bridge loan, underwriting and reverse splitting our Common Stock.  With our gambling patent ownership we should be able to prevail.

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

PROPOSED UNDERWRITING

Expected to take place during the second or third quarter period in 2010.

The offering will include a 100-1 Reverse Split.

Proposed Sale: 8,000,000 Common Stock @ $30.00 per share

Gross Proceeds	$240,000,000
Underwriting fees, legal, printing, etc.	$(34,000,000)

Net Proceeds	$206,000,000

Bridge Lenders: $30,000,000 plus

$50,000,000 Profit	$80,000,000
Six (6) month loan interest at 12%	$2,000,000
Legal and miscellaneous expenses	$2,000,000

$84,000,000

American Stock Transfer & Trust Company, the Dutch Auction Managers
Fees, including legal, estimate	$5,000,000

Total Expenses	$89,000,000

Net Proceeds from underwriting	$117,000,000

Common shares outstanding after completion of underwriting 11,000,000

Book value	$10.63
Carry-forward loss $35,967,224	$3.27

Book value	$13.90
Per share dilution	$16.10

Use of proceeds:

Develop proprietary microprocessors to manage live, in-progress casino table games in TVs, PCs, laptops, video lottery terminals and Roulabette slot machines

MARKETING STRATEGY/SALES PLAN

Our marketing strategy consists of developing the Roulabette Slot terminal and the Roulabette System simulcasts. We estimate at this time, that we will need at least approximately ten million dollars ($10,000,000) for promoting the Roulabette System. We do not have this money nor do we have any agreements or understanding to procure this money. We may never get this money. If we do obtain this money, it may not be sufficient. Further, should such monies be available it may not be available on terms satisfactory to Kenilworth or it may be available on such terms that substantially dilute the interest of existing shareholders. If we obtain this money, we will need substantial additional funds for the proposed marketing plan and there can be no assurances that such funds will ever be available to allow Kenilworth to engage in business on a profitable basis.

At the present time, we engage only two (2) technically oriented employees who are able to assist in the development of Roulabette System. It will be necessary for us to obtain additional personnel qualified and with the expertise to develop the Roulabette System further. We would require additional employees and several more consultants in respective locations and there can be no assurances of our being able to obtain any necessary personnel. There can be no assurances of the availability of any such employees and consultants.

The Company will outsource the development of the Roulabette System and the microprocessors for the TV set top boxes and laptops.

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

For the reasons stated, Kenilworth will ask state lotteries, Off-Track Betting (OTB) corporations, pari-mutuel race tracks, and other state and federal regulated agencies to manage the wagers from individuals playing along on their PC’s, laptops and their television sets using interactive TV set top boxes that convert regular television sets into minicomputers within their state or jurisdiction. There can be no assurances that we will be able to obtain any arrangement with any of these entities or that they would be on suitable terms.

The individuals would have to pre-deposit funds into an account with the wager management company and then place wagers with their credit balance. The wagers and running balances will be transmitted to the Roulabette player’s PC, television sets, laptops with telephone lines not crossing any state lines, similar in principle to telephone accounts wagering offered by the New York State Off-Track Betting Corporation and the state of Nevada casino sports book and recently with remote purchase of lottery tickets in many states within the United States.

After we obtain permission to play Roulabette, of which there can be no assurances, in a given state and engages a wager management organization in order to promote interactive television to the state’s residents, Kenilworth would install the eighteen (18) inch dish antenna and converter box required to receive digital satellite TV programming and interactive TV at its own cost, if the subscriber opens a Roulabette wagering account for two hundred dollars ($200). In addition, Kenilworth would pay the monthly subscription fees to view all digital TV programming offered and the Internet service provider (ISP) subscription fee if the customer wagers at least one hundred twenty dollars ($120) each month — win, lose, or draw — makes no difference.  In the U.S. the contracts would be financed by the satellite carrier such as EchoStar and DirecTV, or cable companies.

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

PATENTS, TRADEMARKS AND INTELLECTUAL PROPERTY

Our most important assets are Patents we have acquired and Roulabette related trademarks and service marks. The Patent granted on June 10, 2003 titled “SYSTEM AND METHOD FOR REMOTE ROULABETTE AND OTHER GAME PLAY USING GAME TABLE AT A CASINO” and Patent Application filed October 15, 2003, entitled “METHOD AND SYSTEM FOR SUPPLYING FUNDS TO A TERMINAL FOR REMOTE WAGERING”, “MULTI-USE GAMING MACHINE” trademarks ROULABETTE, as in pre-marked cards similar to lottery cards to select number in each game, used with terminals “ROULABETTE SWIPE CARD” to activate set-top boxes to play Roulabette and “PLAY ALONG WITH ROULABETTE, LIVE” and MULTI-USE GAMING MACHINE.

DELAYED APPROVAL OF PATENTS IN CHINA, HONG KONG AND JAPAN

In 2008, we reported that after a seven (7) year delay, China and Hong Kong have accepted our Roulabette System patents for remote live, in-progress casino table game wagering action.  Since then Japan has also accepted our Roulabette patents.

To assist us in our marketing efforts in China, we are pleased to confirm that we have signed contracts with Charles P. Wang and Fred Catapano. Both gentlemen have each more than thirty (30) years of experience, with Chinese government agencies and Chinese marketing and possess the appropriate “know how”.

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

China now leads the world with 231 million laptop owners; a mere seventeen percent (17%) of its population, compared with 216 million seventy-one percent (71%) owners that use the Internet in the United States.   Adoption of the Roulabette system is capable of providing five times more Internet players in China than in the United States once the most sought after market in the world.

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

Mr. Catapano is the owner of Well Made Toys Manufacturing Corp., one of the largest U.S. manufacturers and importer of toys from China with offices in Hong Kong and elsewhere in China.  With his thirty (30) years of experience in dealing with Chinese Government Officials and manufacturers, many of which are government owned, Kenilworth has members of his office staff expertise available in facilitating our Roulabette marketing plans. They are well acquainted with how to procure talent and “know how” in China.  Mr. Catapano is a major Kenilworth shareholder.

GOVERNMENT REGULATIONS

Except for the ongoing, live, in-progress Roulette game at the Sosua Grand Casino in Puerto Plata, Dominican Republic, Kenilworth has no licenses from any casino regulating authorities and may not require any casino licenses at the present time and may never become able to obtain any licenses that may be required in the future. Each state has its own regulations, and in states where Kenilworth does business, Kenilworth will have to comply with these regulations and there can be no assurances that it will be able to do so or obtain the necessary license in an applicable jurisdiction. The following discussion is not necessarily complete, or current regarding laws and regulations that may be applicable to us.  Any present laws are also subject to future change, amendment or cancellation.

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

FABRICATION/ASSEMBLY OPERATION

When we start to market the Roulabette Wagering System, of which there can be no assurances, we plan to engage sub-contractors to assemble/manufacture the terminals from standard or specially manufactured (to our specifications) electronic, TV, and other components purchased from vendors or manufactured by subcontractors.

EMPLOYEES

Kenilworth, at present, has four (4) full time employees to perform administrative work and software development work related to the ongoing casino wagering from the Dominican Republic and marketing around the world, in addition to the officers that manage the affairs of the Company. The Company has engaged consultants to assist us in the United States, Europe and Asian markets and that may manage the proposed INTERNET transmission programs, and others that may assist in the marketing of Roulabette broadcasts throughout the industrialized world.

Kenilworth maintains medical insurance for the two (2) office employees, who do not contribute to the costs of the Plan.

BACKLOG

We do not have any backlog.

ITEM 2 — PROPERTIES

Kenilworth leases two thousand seven hundred plus (2,700+) square feet in an office building paying three thousand seven hundred dollars ($3,700) per month rent plus fuel and electric cost adjustments from the date of the lease, renewed for a five (5) year term to end in March 2015.

ITEM 3 — LEGAL PROCEEDINGS

Since exiting from Chapter 7 Bankruptcy Proceedings on September 23, 1998, Kenilworth has not been involved in any significant legal proceedings.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages and positions held by each of Kenilworth’s directors and executive officers are as follows:

NAME	AGE	OFFICES AND POSITIONS HELD	FIRST ELECTED OFFICER OF KENILWORTH
HERBERT LINDO	84	PRESIDENT,CHAIRMAN OF THE BOARD, CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER	1972
KIT WONG	79	SECRETARY	1999

All of the above Executive Officers and Directors have been elected to serve until the next Annual Meeting of Shareholders or until their respective successors are elected and qualified. The Board presently anticipates that the next Shareholders Meeting will be held during the second quarter period of 2010.

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

	LOW	HIGH
2008

January 1, 2008 Through March 31, 2008	$0.008	$0.0175

April 1, 2008 Through June 30, 2008	$0.005	$0.011

July 1, 2008 Through September 30, 2008	$0.004	$0.008

October 1, 2008 Through December 31, 2008	$0.012	$0.001

2009

January 1, 2009 Through March 30, 2009	$0.006	$0.02

April 1, 2009 Through June 30, 2009	$0.006	$0.010

July 1, 2009 Through September 30, 2009	$0.009	$0.010

October 1, 2009 Through December 31, 2009	$0.010	$0.025

2010

January 1, 2010 Through February 5, 2010	$0.025	$0.065

(b)         Holders. There were approximately ten thousand (10,000) holders of record of Common Stock of Kenilworth as of March 5, 2010.

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

The Company has outstanding 587,691,586 Common Shares.  All of the restricted shares may have the restriction lifted pursuant to new SEC Rule 144 B within six (6) months which may substantially depress the trading price of the Company’s stock.

(e)          The  Equity Compensation Plan expired in November 27, 2006.  The Company plans to ask the Shareholders to approve a future plan when the Company’s business becomes more viable and profitable.

ITEM 6 — SELECTED FINANCIAL DATA

The following table summarizes certain selected financial data and is qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements and related Notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.

Selected Financial Data for the five (5) years ended December 31, 2009, are as Follows:

SUMMARY OF OPERATIONS

	2009	2008	2007	2006	2005
		Restated	Restated	Restated	Restated
Net sales from operations	$—	$—	$—	$—	$—
Other income	$—	$—	$—	$—	$—
Net loss accumulated	$2,330,162	$1,074,193	$1,093,538	$850,079	$3,815,302
Loss per common share	$0.004	$0.002	$0.003	$0.003	$0.02
Loss per common share — diluted	$0004	$0.002	$0.003	$0.003	$0.02
Consolidated balance sheet data:
Total current liabilities	$208,558	$318,488	$303,187	$486,895	$217,540
Stockholders’ Equity (deficit)	$35,967,224	$34,912,628	$576,710	$459,400	$75,450

ITEM 7 — MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion following should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

(A) RESULTS OF OPERATIONS

Since we exited from bankruptcy proceedings on September 28, 1998, we have had no revenues from operations, and therefore sustained losses from general administration expenses amounting to $1,054,596 in 2009, $1,074,193 in 2008 and $1,093,538 in 2007.  Kenilworth has had no revenues from operations since exiting from Bankruptcy Proceedings in September 1998.

(B) LIQUIDITY AND CAPITAL RESOURCES

Kenilworth has not conducted any new business operations since 1991. At December 31, 2009, 2008 and 2007 we had a deficiency in working capital of $318,796, $302,138 and $301,957 respectively. In Kenilworth’s present state of operation to continue a viable business plan, Kenilworth requires little funding. We have been dependant upon the resources of its Chairman and Chief Executive Officer, who receives no compensation, and funds received from private investors, totaling $1,036,000 in 2009,

$511,000 in 2008 and $832,500 in 2007.  In addition the Company issued restricted Common Stock for services totaling $345,000 for 11,500,000 shares in 2009, $523,565 for 52,355,522 shares in 2008 and $306,400 for 10,240,000 shares in 2007.

Our present plans are to continue to develop a wagering system titled “Roulabette” that would allow patrons all over the industrialized world to view and wager on live casino table games on terminals placed in hotels, resorts, bars and other public gathering places and in homes and offices on personal computers (PC’s) or television sets connected to set top boxes and laptop computers Interactive TV via digital satellite and digital cable broadcasts emanating from strictly regulated casinos.  At present we do not have sufficient liquidity and capital resources to develop our business or to remain in business and we may never have such resources.

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

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information included in this Annual Report on this Form 10-Kcontains statements that are forward-looking, including, but not limited to, statements relating to our business strategy and development activities as well as other capital spending, financing sources, the effects of regulation (including gaming and tax regulations), expectations concerning future operations, margins, profitability and competition. Any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, in some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “would,” “could,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “continue” or the negative of these terms or other comparable terminology. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by us. These risks and uncertainties include, but are not limited to, our lack of recent operating history, our dependence on Herbert Lindo, our Chairman and Chief Executive Officer who is eighty-four (84) years old and existing management, general domestic or international economic conditions, pending or future legal  proceedings, changes in federal or state tax laws or the administration of such laws, changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions), applications for licenses and approvals under applicable jurisdictional laws and regulations (including gaming laws and regulations).  You should not place undue reliance on any forward-looking statements, which are based only on information currently available to us. We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date of this 10-K report for the year ended December 31, 2009, and subsequent events reported in this FORM 10-K.

Remainder of page intentionally left blank

RISK FACTORS

NO OPERATING HISTORY

We have had no new revenues from operations since 1991. We exited from bankruptcy proceedings in 1998 without assets and liabilities. We have had no revenues from operations since then and we may never have any revenues from operations in the future, which may result in the termination of our business.

WE HAVE NO WORKING CAPITAL

As of December 31, 2009 the working capital deficiency of Kenilworth was $318,796. This will not enable Kenilworth to achieve any of its planned operations. There can be no assurances that Kenilworth will again have sufficient working capital to engage in its planned operations.  Although we have been able to obtain working capital from investors that purchase Convertible Promissory Notes, Stock Purchase and Options Agreements and by issuing restricted Common Shares for services rendered.

OUR BUSINESS IS ONLY IN THE PLANNING STAGE

Kenilworth’s business except for the completion of the $9,000,000 contract with the Totalizator Agency Board of Victoria, Australia, and the revenue from providing encoded access cards to United States and foreign Nuclear Electric Generating Plants, remains in the planning stage. The Company does not receive any income from the live, in-progress Roulette table game from the new Sosua Grand Casino in the Dominican Republic. We plan to engage in the development, manufacturing by subcontractors, and marketing of an operation entitled Roulabette. Roulabette would allow casino patrons and other players to play along from remote locations with live in-progress casino table games such as Roulette, Craps, Baccarat and more via digital satellite and digital cable television and Internet broadcasts (simulcasts) emanating from strictly regulated casinos located in the United States or via the Internet in other locations around the world, to self-sufficient computer terminals dubbed “Roulabette” and digital satellite and cable TV set top boxes, and other computer devices. The Roulabette terminals are a proposal intended to be built and there can be no assurances that it will ever be built.  The microprocessors to be installed in the TV set top boxes or attached to TVs have not been designed. We have, as at December 31, 2009, no specific agreements, customers or proposals for any future business and there can be no assurances that we will ever have same.

WE NEED AT LEAST TEN MILLION DOLLARS ($10,000,000)

In order to commence to develop the Roulabette terminal and the Roulabette broadcasts, we estimate at this time, that we will need at least approximately ten million dollars ($10,000,000). We do not have this money nor do we have any agreements or understanding to procure this money. We may never get this money. If we do obtain this money, it may not be sufficient. Further, should such monies be available it may not be available on terms satisfactory to Kenilworth or it may be available on such terms that substantially dilute the interest of existing shareholders. If we obtain this money, we will need substantial additional funds for the proposed marketing plan and there can be no assurances that such funds will ever be available to allow Kenilworth to engage in business on a profitable basis.

OUR BUSINESS IS SUBJECT TO OUR ABILITY TO OBTAIN AND RETAIN KEY PERSONNEL

At the present time, we only employ two (2) software designers and a number of software consultants who will be able to develop Roulabette. It will be necessary for us to obtain additional personnel qualified and with the expertise to develop Roulabette. We believe at this time we would require additional employees and several more consultants. There can be no assurances of the availability of any such employees and consultants.  The Company expects to outsource the development of Roulabette and the microprocessors for the TVs, set top boxes, PCs and laptop computers.  No assurances can be given that the Company will be able to do this successfully.

WE ARE DEPENDANT UPON HERBERT LINDO

Kenilworth has been dependant upon the services of its Chairman and Chief Executive Officer Herbert Lindo who is eighty-four (84) years old. Herbert Lindo has performed his services during the past nineteen (19) years without compensation. Should Kenilworth procure working capital, there can be no assurances that he will continue to work without receiving compensation. There also can be no assurances of Herbert Lindo’s continued availability.  We believe without assurances that present management is capable to continue our present plans in the event that Herbert Lindo is not available.

RAPID CHANGES IN TECHNOLOGY

The technology and Roulabette in general is subject to rapid change. Kenilworth will need to maintain an ongoing research and development effort of which there can be no assurances of success or availability of funds.  Additionally, there can be no assurances that the development of technologies and products by competitors will not render the Kenilworth’s products or technologies non-competitive or obsolete.

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

WE WERE GRANTED A PATENT FOR THE VARIOUS ASPECTS OF SIMULCAST WAGERING

On June 10, 2003, the U.S. Patent for the various aspects of wagering on live in-progress casino table games was granted by the U.S. Patent Office to Herbert Lindo, the Inventor and which Patent was assigned by Herbert Lindo to the Company in August 2000.  We filed the Patent for approval in fifty-one (51) countries in the industrialized world including Russia and China. There can be no assurances that foreign patents will be issued and the challenges will not be instituted against the validity or enforceability of our patent.  Herbert Lindo also filed two (2) Patents in the U.S. Patent Offices in September and October 2004 which Patents have been published to use lottery terminals to accept deposits for wagers placed with the TV set top boxes and the use of Play Cards similar to lottery tickets, which have also been assigned to the Company by Herbert Lindo.  A Patent Application for Multi-Use Gaming Machines invented by Herbert Lindo and Gordon Coplein, Esq. was published on February 1, 2007 and assigned, by the inventors, to Kenilworth.

OUR ROULABETTE TERMINALS ARE SUBJECT TO VARIOUS FEDERAL, STATE, LOCAL AND FOREIGN JURISDICTION LAWS AND REGULATIONS

The use of the Roulabette System may be subject to various federal, state and local laws and regulations both in the United States and foreign countries. There can be no assurances that we will ever be able to obtain licenses or permits necessary to conduct our business or that we will be able to comply with these applicable laws and regulations.

The Roulabette System is planned to allow casino patrons and other players to play along with live, in-progress casino table games such as Roulette, Craps, Baccarat and more via digital satellite television and digital cable programming emanating from regulated casinos, via the Internet to countries that permit Internet streaming.

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

SHARES ELIGIBLE FOR FUTURE SALE COULD CAUSE OUR STOCK PRICE TO FALL

If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could fall. As of February 5, 2010 we added 12,860,000 restricted shares of Common Stock outstanding, which are eligible for sale by our Shareholders under new SEC Rule 144 B of the Securities Act of 1933 as amended which reduces the holding period to six (6) months or are otherwise registered for sale.

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

b.)          Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the annual period ending December 31, 2009, that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART III

ITEM 10 — DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position

Herbert Lindo	84	Director, Chairman of the Board, President, Treasurer, Chief Executive Officer and Chief Financial Officer

Joyce Clark	74	Director

Kit Wong	79	Director

Patrick J. Mc Devitt	68	Director

Edward Vietmeier	48	Director

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

Patrick J. Mc Devitt has been a licensed representative for Securities firms for the past nine (9) years. He retired in 2003 from the Securities business and joined his wife in the CPA business.  Mr. Mc Devitt devotes only a portion of his time to the business of Kenilworth.

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

ITEM 11 — EXECUTIVE COMPENSATION

a.)           The following table sets forth the exercise of options and SARs during the fiscal year ended December 31, 2009.

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

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long term compensation
					Awards		Payout
				Other	Restricted	Securities	LTIP	All
Name and				annual	stock	underlying	payouts	other
principal position	Year	Salary ($)	Bonus ($)	compensation($)	award(s)($)	options/SARS (#)	($)	compensation($)
Herbert Lindo	2009	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0

Herbert Lindo received no compensation during the past four (4) years and no Executive Officer received any compensation in excess of $100,000 during the past three (3) fiscal years.

ITEM 12 — SECURITY OWNERSHIP OF CETAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of March 1, 2010 the ownership with respect to each Executive Officer and Director and each person known to own beneficially more than five percent (5%) of the Company’s Common Stock.

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

BENEFICIAL OWNERSHIP TABLE

		AMOUNT AND
		NATURE OF	PERCENT
NAME AND ADDRESS OF		BENEFICIAL	OF
BENEFICIAL OWNER	TITLE OF CLASS	OWNERSHIP (1)	CLASS (1)
Herbert Lindo (1)
185 Willis Avenue	Common Stock
Mineola, NY 11501	$ 0.01 par value	50,000,000	11.9%

The total number of shares beneficially owned by all Directors and Executive Officers	Common Stock $ 0.01 par value	21,359,465	5.0%
		71,359,465	16.9%

The percent of class has been determined with 587,691,586 shares issued and outstanding on December 31, 2009.

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

Fees Incurred by Kenilworth

Fees for professional services provided are estimated:

	2009	2008	2007

Accounting Fees	$7,263	4,000	$75,000

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

Kenilworth or Herbert Lindo, as an individual will seek in Federal or State Courts to cancel the 10,333,450 shares, which were subject of the Sheriff Auctions Sale, and seek triple damages under RICO on behalf of the shareholders of Kenilworth, the damaged parties.  Herbert Lindo and Kenilworth have not commenced any proceedings against the Sheriff’s Office of Nassau County and Tappan Zee and the attorney’s representations Tappan Zee since we believe that the Statue for Security Fraud has no expiration date.

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

21.1	Subsidiaries of the Registrant

23.1	Consent of KGS, LLP. Independent Auditor, when provided. Resigned in 2008.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Exclusive Software Development Agreement

99.2	Promissory Note

REPORT ON FORM 8-K

None

ITEM 8.01   OTHER EVENTS

None

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

/s/ KGS LLP

Remainder of page intentionally left blank

KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, (Unaudited)

	2009	2008

ASSETS
CURRENT ASSETS
Cash	$123,633	$2,391
Prepaid expenses Note (4)	80,000	80,000
Loan receivable	58,600	21,600
Receivable from Herbert Lindo	775,725	767,289
Total current assets	$1,037,958	$871,270
SOFTWARE DEVELOPMENT AGREEMENT — NET Note (14)	3,299,960
PROPERTY AND EQUIPMENT — NET	$1,156	$603

SECURITY DEPOSIT	$13,677	13,677
TOTAL ASSETS	$4,352,751	$885,560

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$165,349	$128,529
Payroll taxes payable	18,108	169,695
Loans payable — including accrued interest	25,101	20,264
Total Current Liabilities	208,558
LONG TERM DEBT — Note (14)	3,500,000
	$3,708,538	$318,488
COMMITMENTS AND CONTINGENCY — see notes

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock — par value $.01 per share; authorized 50,000,000 shares; no shares issued and outstanding
Common stock — par value $.01 per share; authorized 1,000,000,000 shares; issued and outstanding 587,691,586 and 434,597,086 shares, respectively	5,876,915	4,345,970
Additional paid-in capital	32,010,088	31,103,730
Accumulated deficit	(37,242,790)	(34,912,628)
TOTAL STOCKHOLDER’S EQUITY	644,213	537,072
TOTAL STOCKHOLDER’S LIABILITIES AND EQUITY	$4,352,751	$885,560

The accompanying notes are an integral part of these consolidated financial statements.

KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	YEARS ENDED	YEARS ENDED	YEARS ENDED
	DECEMBER 31,	DECEMBER 31,	DECEMBER 31,
	2009	2008	2007
			Restated
Expenses
Selling, general and administrative	$1,054,596	$1,074,193	$1,093,538

Other (expenses)	1,275,566
Interest income	—	—	—
Interest expense	—	—	—
Total other (expense)	2,330,162	0	0
Net loss	$2,130,162	$1,074,193	$1,093,538
Basic and diluted loss per share	$(0.004)	$(0.002)	$(0.003
Weighted average number of shares outstanding	587,691,586	434,597,086	327,741,562

The accompanying notes are an integral part of these consolidated financial statements.

Remainder of page intentionally left blank

KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES

STATEMENTS OF CASH FLOWS

	YEARS ENDED	YEARS ENDED	YEARS ENDED
	DECEMBER 31,	DECEMBER 31,	DECEMBER 31,
	2009	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,330,162)	$(1,074,193)	$(1,093,538)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation		15,265	17,010
Amortization of patent (Note 6)	200,040	—	—
Accretion of convertible debt discount		—	—
Beneficial conversion feature
Common stock issued for services	11,500,000	370,500	204,800
Common stock issued to induce debt conversion		—	—
Common stock issued for interest due on notes payable	—	—	—
Accrued interest transferred to capital	—	—	—
Other	—	—	—
Increase (decrease) in cash attributable to changes in assets and liabilities:
Prepaid expenses	(80,000)	(80,000)	(80,000)
Accounts payable and accrued expenses	3,690,430	128,529	229,846
Payroll taxes payable	18,108	169,695	73,341
Net cash used in operating activities	1,036,000	470,209	648,541

CASH FLOWS FROM INVESTING ACTIVITIES
Payment of loan receivable — stockholder	(58,600)	—	—
Proceeds from loan receivable — stockholder	—
Payment of patent costs (Note 6)	—
Purchase of property and equipment	3,500,000	1,000
Security deposit	13,677	13,677	13,677
Net cash used in investing activities

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans payable—stockholders
Repayment of loans payable — stockholders		—	—
Proceeds from loans payable — related parties
Repayment of loans payable — related parties
Proceeds from convertible notes		511,000	832,500
Proceeds from sale of common stock	1,036,000
Proceeds from stock subscriptions receivable	—	—	—
Net cash provided by financing activities	1,036,000	511,000	832,500
Net loss during Development Stage Enterprise
Net change in cash		—	—
Cash — beginning of year	$2,391	$1,232	$49,995
Cash — end of year	$123,633	$2,391	$1,232
Supplemental disclosure of non-cash activities:
Common stock issued for patent costs	$0	$0	$0
Exchange of loans payable for convertible notes payable	$—	$—	$—
Conversion of notes payable to common stock	$	$312,801	$987,500
Cancellation of stock subscriptions receivable	$—	$—	$—
Common stock issued for subscriptions receivable	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Remainder of page intentionally left blank

KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS

OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	COMMON STOCK		ADDITIONAL	STOCK
	SHARES	PAR VALUE	PAID-IN CAPITAL	SUBSCRIPTIONS RECEIVABLE

Balances December 31, 2007	327,741,562	3,277,415	$31,137,730

Common stock issued for services	52,355,522	523,565	0

Sale of common stock	54,500,000	545,000	(34,000)

Balances December 31, 2008	434,597,086	4,345,970	$31,103,730	0

Common stock issued for services	23,452,500	231,525	1,166,778

Common stock issued in connection with Stock Purchase and Option Agreements	129,642,000	1,296,420	(260,420)

Balances December 31, 2009	587,691,586	5,876,915	32,010,088

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

KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Loss per share

Basic loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding, plus the weighted average number of net shares that would be issued upon the exercise or conversion of dilutive securities, such as stock options and warrants, and convertible debt.  There were no dilutive securities outstanding as of December 31, 2009, 2008 and 2007.  Accordingly, diluted loss per share for 2009, 2008 and 2007 is the same as basic loss per share.

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

NOTE 4 — PREPAID EXPENSES

Prepaid expenses consist of the unamortized value of stock issued to directors for the twelve-month service period ending September 30, 2009.  The balance will be amortized on a straight-line basis over the remaining term.  The Company issued one million (1,000,000) restricted Common Shares to the members of the Board of Directors: Joyce Clark, Kit Wong, Patrick Mc Devitt, and Edward Vietmeier for the one (1) year period ended December 31, 2010.  The Directors receive no other compensation for their services.  The Company does not provide for Director’s Liability Insurance.

KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

NOTE 5 — PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	2009	2008

Office equipment	$20,790	$19,800
Leasehold improvements	21,000	21,000
Furniture and fixtures, automobile	35,620	35,620

	77,410	76,420
Less: Accumulated amortization	76,254	75,817
Total property and equipment, net	$1,156	$603

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

NOTE 7 — ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	2009	2008

Legal and other professional fees, including accrued payables	$0	$38,298
Payroll Taxes (approximately, including penalties)	18,108	169,695
Other	0	110,495

	$18,108	$318,488

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

During the year 2005, the Company borrowed from a private Shareholder fifty thousand dollars ($50,000) which now has a balance due including accrued interest at eight percent (8%) annually at December 31, 2009 $25,101.  As part of the number of extension of the loan, the Company issued during 2008, one million (1,000,000) shares if its Common Stock to the lender.

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

During 2009, the Company sold to various private investors $1,036,000 principle amount of Stock Purchase and Option Agreements.

NOTE 10 — INCOME TAXES

The provision for income taxes consists of the following:

Years ended December 31,
	2009	2008	2007

Current:
Federal	$—	$—	$—
State	—	—	—
	—	—	—

Deferred:
Federal	—	—	—
State	—	—	—
	—	—	—

Provision for income taxes	$—	$—	$—

The Company did not have any revenue from operations since exiting Bankruptcy Proceedings in September 1998.

The effective income tax rate differed from the U. S. federal statutory rate as follows:

Years ended December 31,
	2009	2008	2007

Federal income tax benefit at statutory rate	$ N/A	$ N/A	$ N/A
State income taxes, net of federal benefit	N/A	N/A	N/A
Increase in valuation allowance	N/A	N/A	N/A

	$—	$—	$—

The Company did not have any income.

The difference between the U. S. federal tax rate and the Company’s effective tax rate in 2009, 2008 and 2007 is due primarily to changes in the valuation allowance related to the net deferred tax asset, offset by certain nondeductible expenses.

The major sources of temporary differences and their deferred tax effect are as follows:

Deferred tax assets:

	2009	2008

Net operating losses	$2,330,162	$1,074,193
Less: Valuation allowance	—	—

Net deferred tax assets	$2,330,162	$1,074,193

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

NOTE 11 — COMMITMENT

Operating lease

The Company rents approximately 2,700 square feet of office space in Mineola, NY under a lease expiring in May 2015.  Annual rent is approximately $45,600, payable monthly.  The lease also requires the Company to pay its share of increases in real estate taxes, operating costs and repairs over the base year amounts.  Following is a schedule of minimum lease payments required under the lease.

Year ending May 2015

2010	$45,600
2011	45,600
2012	45,600
2013	45,600
2014	45,600
Total	$228,000

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

At a regular meeting of the Board of Directors in July 2008, the Board unanimously approved (with Mr. Lindo abstaining) to extend the $750,000 loan until December 31, 2009, provided Mr. Lindo pays a nominal one and one-half (1½%) interest from November 2006.  Mr. Lindo agreed to pay the interest which totaled $25,725 thorough December 31, 2009.  Mr. Lindo provides his services to the Company without any remuneration.

NOTE 13 — STOCKHOLDERS’ DEFICIT

Authorized shares

The Company is authorized to issue up to 1,000,000,000 shares of Common Stock and up to 50,000,000 shares of Preferred Stock.  Both classes have a par value of $.01 per share.  The rights and preferences of the preferred shares will be designated by the Board of Directors.

Sales of unregistered common stock

In fiscal 2009, the Company obtained $1,036,000 from the sale of 129,642,000 shares of common stock to a group of accredited private investors at an average price of $0.007 per share.

Loan receivable

At December 31, 2009 the Company was owed $58,600 on loans to consultants, including accrued interest.

Common shares issued for services

2009: The Company issued 11,500,000 restricted shares to consultants for services rendered or to be rendered with a stated value of $345,000.

2008: The Company issued 18,525,001 restricted shares to consultants for services rendered or to be rendered with a stated value of $370,500.

2007: The Company issued 10,240,000 restricted shares to consultants and for services rendered with a stated value of $307,200.

Conversion of Notes, Stock Purchase and Option Agreements and related transactions

During 2009, 2008 and 2007, the Company issued 129,642,000, 54,500,002 and 49,733,259 shares, respectively, upon sales of the Convertible Notes and Stock Purchase and Option Agreements.

Equity plan

In December 2000, the Company adopted a stockholders approved the Performance and Equity Incentive Plan (the Plan).  The Plan expired on November 28, 2006.  The present members of the Board of Directors of the Company have indicated that until the Company has substantial earnings to refrain from asking the Company’s Shareholder’s to approve a new Plan.

Note 14 - EXCLUSIVE SOFTWARE DEVELOPMENT AGREEMENT

The Company is obligated to make a lump sum payment of $3,500,000 to three (3) members of a software team hereinafter described as the Blyth Development Group (“Blyth”) that has operated a Studio Casino located in the Republic of Costa Rica.  The studio provided casino games in real time with real dealers.  Dealers can chat with dealers via text chat and dealers can “chat back” using real time streaming audio.

Blyth developed the Studio Casino from the ground up over a period of three (3) years to completion.

Blyth engaged promoters located in the various European countries to provide the Blyth Casino action to market the games.

Kenilworth engaged Blyth to exclusively design the live, in-progress Roulette game the Company has been streaming, via the Internet, to all industrial countries in which Kenilworth  has patent protection.

The exclusiveness and non-disclosure portion of the developed technology required Blyth to discontinue their operation in Costa Rica.  The contract is for a period of five (5) years expiring in 2013.  The $3,500,000 is payable at the end of the contract period together with all accrued interest at four percent (4%) per annum starting December 31, 2010 or sooner in the event the Company receives a lump sum payment in excess of $10,000,000.00.

NOTE 15 — SUBSEQUENT EVENTS

The Company, through February 5, 2010 has issued 12,860,000 shares by the sale of Stock Purchase and Option Agreements for $102,900, an average price of $0.008 per share.

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

NAME	TITLE	DATE

/s/ HERBERT LINDO	Director	March 12, 2010
Herbert Lindo

/s/ JOYCE CLARK	Director	March 12, 2010
Joyce Clark

/s/ KIT WONG	Director	March 12, 2010
Kit Wong

/s/ PATRICK J. MCDEVITT	Director	March 12, 2010
Patrick J. McDevitt

/s/ EDWARD VIETMEIER	Director	March 12, 2010
Edward Vietmeier