Form 10-Q
period 2010-03-31
KENILWORTH SYSTEMS CORP
filed 2010-06-11
CIK 55234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      Quarterly report pursuant to Section 13 OR 15(D) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

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

The number of shares of common stock, $.01 par value of the Registrant outstanding as of March 31, 2010 was 617,201,586.

KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES

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

RISKS

Specific reference is made to each of the risks described in Item 7 in Part II of the Form 10-K for December 31, 2009 under the discussion “Cautionary Statement For Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995 and Risk Factors”. Reference is also made to future filings under Forms 10-Q and Forms 10-K and filings under the Securities Exchange Act of 1934 as amended and as may be applicable under the Securities Act of 1933 as amended.

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

Remainder of page intentionally left blank

KENILWORTH SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

AND DEFICIT

(Unaudited)

	For the three months ended
	March 31,
	2010	2009
	*
Revenues
Sales	$0	$0

Expenses
Selling, general and administrative	$91,611	$193,437

Other income (expenses)	—	—
Interest income
Interest expense	5,210	—

Total other income (expense)	5,210	—

Net loss *	$(86,401)	$(193,437)

Basic and diluted loss per share	$(0.0004)	$(0.0004)

Weighted average number of shares outstanding	617,201,586	458,986,086

* Includes a NON CASH loss of $48,778 resulting from the sale and issuance of 24,389,000 shares of RESTRICTED Common Stock, par value $0.01 per share, for cash at less than par value during the period from January 1, 2009 and March 31, 2009 with the loss charged to paid-in capital.

The accompanying notes are an integral part of these financial statements.

KENILWORTH SYSTEMS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2010	December 31, 2009

ASSETS
CURRENT ASSETS
Cash	$30,541	$123,633
Prepaid expenses (Note 6)	60,000	80,000
Loan receivable — from vendors including accrued interest	52,400	58,600
Receivable from Herbert Lindo (Note 8)	776,800	775,725

TOTAL CURRENT ASSETS	$919,741	$1,037,958
PROPERTY AND EQUIPMENT — NET	1,001	1,156

SECURITY DEPOSIT	13,677	13,677

TOTAL ASSETS	$934,419	$1,052,791

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$85,386	$165,349
Payroll taxes payable (Note 7)		18,108
Loans payable — including accrued interest	21,101	25,101

TOTAL CURRENT LIABILITIES	$994,419	$208,558

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock - par value $.01 per share; authorized 50,000,000 shares; no shares issued and outstanding
Common stock - par value $.01 per share; authorized 1,000,000,000 shares; issued and outstanding 617,201,586 and 587,691,586 shares, respectively	6,172,015	5,876,915
Additional paid-in capital	32,077,588	32,010,088
Accumulated deficit	(32,329,191)	(32,242,790)

TOTAL STOCKHOLDER’S EQUITY	60,000	844,233

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$934,419	$1,052,791

The accompanying notes are an integral part of these financial statements.

KENILWORTH SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31,

(Unaudited)

	2010	2009

Cash flows from operating activities
Net loss	$(86,401)	$(193,437)
Increase (decrease) in cash attributable to changes in assets and liabilities:
Prepaid expenses	60,000	60,000
Loan Receivable	52,400	21,600
Accounts payable and accrued expenses	(91,611)	(47,531)
Payroll taxes payable	(143,000)	(23,180)
Net cash used in operating activities	(13,851)	(201,365)
Security deposit	(13,677)	(13,677)
Net cash used in investing activities	—	—
Cash flows from financing activities
Proceeds from Paid in Capital
Proceeds from convertible notes payable
Proceeds from sale of common stock	675,500	175,000
Proceeds from stock subscriptions receivable	—	—
Net cash provided by financing activities	675,500	175,000
Net change in cash
Cash — beginning of period	3,274	21,401
Cash - end of period	$30,541	$3,274

The accompanying notes are an integral part of these financial statements.

KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Kenilworth Systems Corporation and subsidiaries (“Kenilworth”) beginning as of January 1, 20010 contain all adjustments (consisting of only normal accruals) necessary to present fairly the consolidated balance sheets as of March 31, 2010 and December 31, 2009 and the related statements of operations and cash flows for the three (3) month periods ended March 31, 2010 and 2009  These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on FORM 10-K for the fiscal year ended December 31, 2009.

The results of operations for the three (3) month period ended March 31, 2010 are not necessarily indicative of the results for the entire year ending December 31, 2010.

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

NOTE 5 - CONVERTIBLE PROMISSORY NOTES AND STOCK PURCHASE AND OPTION AGREEMENTS

During the quarters ended March 31, 2010 and March 31, 2009 respectively, the Company sold to various private investors $675,500 and $175,000 principal amount of Convertible Promissory Notes, made loans to the Company and issued Stock Purchase and Option Agreements bearing interest at rates ranging from 4.00% to 12.00% per annum.  The Notes had a six-month and one-year term and were immediately convertible at the option of the noteholder into shares of restricted common stock based on conversion prices ranging from $.005 to $0.10 per share and purchase prices at $0.008 per share.  All Notes issued and shares sold in the quarters ended March 31, 2010 and March 31, 2009 were converted into a total of 675,500 and 24,389,000 restricted common shares, respectively.

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

NOTE 9 - SUBSEQUENT EVENTS

Subsequent to March 31, 2010, the Company sold $81,400 in Stock Purchase and Option Agreements.

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

PART II

ITEM 1—DESCRIPTION OF BUSINESS

Kenilworth Systems Corporation hereinafter referred to as “Kenilworth”, the “Company” or “we”, was incorporated on April 25, 1968 under the laws of the State of New York.  Kenilworth has been a publicly traded Company since August 1968 formerly on the National NASDAQ Market, presently on the OTC Pink Sheet Market since exiting from bankruptcy proceedings in September 1998.  Kenilworth was formerly being presented as a Development Stage Company.  The Company believes this designation is incorrect.  The Company exited from Chapter 7 Proceedings having made a 100% cash distribution to all approved creditors for their entire claims and paid, in full, all administrative fees and expenses.  The designation is hindering the Company in its operations and management formerly dropped the Development Stage Company designation in the third quarter period of 2009.

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

SUMMARY:

(1.)          Kenilworth continues to fine tune its patented technology dubbed Roulabette.  It now plans to “outsource” the manufacturing of all the components instead as formerly manufacture some of the equipment in its 26,000 square foot facility located in Melville, NY.  Roulabette would allow casino patrons and other players to play along with live in-progress casino table games such as Roulette, Craps and Baccarat and more via digital satellite, digital cable television or Internet broadcasts (simulcasts) emanating from strictly regulated casinos located in the United States and other locations around the world, to self-sufficient computer terminals dubbed “Roulabette Slots” and digital satellite, cable TV set top boxes or the Internet in countries that permit Internet gaming. The Roulabette terminal is a proposal intended to be built and there can be no assurances that it will ever be built.  The microprocessors to be installed in the TV set top boxes have not been designed. We have as at March 30, 2009, no firm agreements, customers, or proposals for any future business and there can be no assurances that we will ever have same. Reference is also made to each of the “Risk Factors” that are set forth in Item 7 of FORM 10-K for the year ended December 31, 2009.

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

EXCLUSIVE SOFTWARE DEVELOPMENT AGREEMENT

This Agreement made as of the 17th day of November 2008 by and between Kenilworth Systems Corporation, with principal offices located at 185 Willis Avenue, Suite # 4, Mineola, New York 11501 (hereinafter “Kenilworth” or the “Company) and Paul Terrell, Mike Sportelli and Gregory Sapon hereinafter collectively called “Developers” located at 2554 Lincoln Boulevard, Suite # 738, Marina Del Rey, California 90292. Collectively, Kenilworth and Developers shall be referred to as the Parties (the “Parties”) to the Agreement.

RECITAL

Developers have expertise in software development for remote casino table game wagering having operated a similar system licensed to foreign operators in Europe through 2008.

Developers will work exclusively for a minimum period of five (5) years to promote, install and design Kenilworth’s products, including installation of wagering systems for casinos throughout the industrialized world for remote casino table game wagering. Developers agree not to disclose to others the intricate workings of the Kenilworth system dubbed “Roulabette”. Roulabette is a system for playing games such as roulette, craps and baccarat in an interactive manner at sites remote from the actual casino table at which the live game is being played. The system allows remote players to wager as if they are actually participating in the live game at the casino.

In consideration for Developer’s exclusively joining Kenilworth’s working operation (signup bonus), Kenilworth will issue six million (6,000,000) restricted Common Stock, par value $0.01 per share, for investment only, to the members Developers and deliver a $3,500,000 Promissory Note payable, without interest, through June 17th, 2010. Thereafter on the unpaid remaining principal, if any, will accrue interest at four percent (4%) per annum, credited quarter annually. The Note shall be due and payable within ten (10) days in any event that Kenilworth will have available a minimum of $10,000,000 from net income or underwriting proceeds excluding loan proceeds, But inclusive from lump sum payments totaling $10,000,000.00.

Developers also acknowledges it had the opportunity to ask questions and receive answers concerning the terms and conditions of the issuance of Common Stock of the Company to it and has had the opportunity to obtain any additional information which the Company possesses or can acquire without unreasonable efforts and expenses, that is necessary to verify the accuracy of the information furnished to Developers. Developers have reviewed the Business Plans and other information provided on its website at www.kenilworthsys.com.

Developers represent to Kenilworth that the Common Stock being acquired is being acquired for investment and for their own accounts and they have no present intention of reselling or distributing the Common Stock to others, except to members of their regular staff.

Developers agree that none of the Common Stock will be transferred or distributed without having presented to Kenilworth either (i) a written legal opinion of legal counsel, satisfactory to Kenilworth, in form and substance satisfactory to Kenilworth’s counsel indicating that the proposed transfer will not be in violation of any of the provisions of the Securities Act of 1933 and 1934 as amended (the “Securities Act”) and the rules and regulations promulgated thereunder or (ii) an effective Registration Statement.

Developers represent that they each have adequate means of providing for their current living expenses and contingencies and that they each have no need for liquidity of this investment.  Developers represent that they can each afford the risk of loss of the entire investment.

Developers fully understand that in connection with the issuance of the Common Stock that Kenilworth is relying to a material degree on the representations, warranties and covenants contained herein. Developers realize that sales of Common Stock by anyone individually may be deemed evidence by each present intention and thus tend to bring into question the truth of the representations made by each in this agreement.

Developers agree that a legend reading substantially as follows or such other legend as may be utilized by Kenilworth transfer agent, American Stock Transfer & Trust Company, may be placed on the Common Stock:

“THE SHARES REPRESENTED BY THIS CERTIFICATE HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933. THE SHARES HAVE BEEN ACQUIRED FOR INVESTMENT AND MAY NOT BE SOLD, TRANSFERRED OR ASSIGNED IN THE ABSENCE OF AN EFFECTIVE REGISTRATION STATEMENT FOR THESE SHARES UNDER THE SECURITIES ACT OF 1933 OR AN OPINION OF THE COMPANY’S COUNSEL THAT REGISTRATION IS NOT REQUIRED UNDER THE SAID ACT.”

Kenilworth represents the restrictive legends on the stock certificates may be removed by an exemption available in SEC Regulation 144 B, after each Developer’s ownership of the shares for the minimum period of six (6) months.

For providing the heretofore described services, Developer is hereby granted collectively, no Option to acquire six million (6,000,000) additional shares, at the average trading price per share as quoted on the Pink Sheet Market, for the thirty (30) days prior to the date any of the optioned shares are exercised and funds for the shares are received by Kenilworth.

Entire Agreement. This agreement supersedes any and all other agreements, either oral or in writing, between the parties hereto with respect to the engagement of Developers by Kenilworth, and contains all the covenants and agreements between the parties with respect to such engagement in any manner whatsoever. Any modification of this agreement will be effective only if it is in writing and signed by all parties.

Severability. The provisions of this agreement are agreed to be severable; i.e., if any provision of this agreement or the application thereof is held to be invalid or unenforceable, that invalidity or unenforceability shall not be construed to affect any other provisions or application.

Captions.  The captions in this Agreement are for convenience only and are not to be considered in construing this agreement.

Governing Law. The validity, interpretation and performance of this agreement shall be controlled by and construed under the laws of the State of New York. The parties consent to the jurisdiction of the Nassau County, New York courts in the event any dispute arises in conjunction herewith.

Successors and Assigns. This agreement is binding on the successors of the parties herein.

Waiver. No delay or omission by either of the Parties in exercising any right shall operate as a waiver of such right or any other right. No waiver by any party of any breach hereunder shall be deemed a waiver of any other or subsequent breach.

Binding Effect. Upon execution by both Parties, this Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective heirs, executors, administrators, successors and permitted assigns.

Executing Agreement. By each member of Developers signing below they also agree that this Agreement may be executed in subparts at different times by the Parties, or and may be executed through facsimile transmittal of signature pages, with such copies being given the same weight for legal sufficiency as if the Agreement had been executed with original signatures simultaneously by the Parties, providing signatures from both Parties appear on the executed document.

The parties agree that the promissory note recited herein is an integral part of the within agreement.

IN WITNESS WHEREOF, the parties have executed this agreement on the day and year first above written.

DEVELOPERS		KENILWORTH SYSTEMS CORPORATION

By:	/s/ Paul Terrell	By:	/s/ Herbert Lindo
	Paul Terrell		Herbert Lindo, Chairman and CEO

By:	/s/ Mike Sportelli
Mike Sportelli

By:	/s/ Gregory Sapon
Gregory Sapon

Based upon the exclusive five (5) year of the within Agreement, Kenilworth previously is reducing the value of the $3,500,000 Note payable to zero.

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
June 9, 2010