Form 10-Q
period 2010-06-30
KENILWORTH SYSTEMS CORP
filed 2010-08-16
CIK 55234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      Quarterly report pursuant to Section 13 OR 15(D) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

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

The number of shares of common stock, $.01 par value of the Registrant outstanding as of June 30, 2010 was 617,201,586.

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

INTRODUCTORY NOTE

The Company’s management has always objected to the SEC designation as a Development Stage Company.  The Company made a one hundred percent (100%) cash distribution to all approved creditors and paid in full all administrative fees and expenses when we exited from Bankruptcy Proceedings.

The Development Stage Company designation applies ONLY to Bankrupt Companies that exit from Bankruptcy Proceedings that do not pay all approved creditors in full.

Remainder of page intentionally left blank

KENILWORTH SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

AND DEFICIT

(Unaudited)

	For the six months ended
	June 30,
	2010	2009
	*
Revenues
Sales	$0	$0

Expenses
Selling, general and administrative	$178,117	$682,684

Other income (expenses)	—	—
Interest income
Interest expense	5,210	—

Total other income (expense)	5,210	—

Net loss *	$172,907	$682,684

Basic and diluted loss per share	$.0002	$.001

Weighted average number of shares outstanding	617,201,586	490,063,586

* Includes a NON CASH loss of $48,778 resulting from the sale and issuance of 24,389,000 shares of RESTRICTED Common Stock, par value $0.01 per share, for cash at less than par value during the period from January 1, 2009 and March 31, 2009 with the loss charged to paid-in capital.

The accompanying notes are an integral part of these financial statements.

KENILWORTH SYSTEMS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2010	December 31, 2009

ASSETS
CURRENT ASSETS
Cash	$3,038	$123,633
Prepaid expenses (Note 6)	60,000	80,000
Loan receivable — from vendors including accrued interest	52,400	58,600
Receivable from Herbert Lindo (Note 8)	777,886	775,725

TOTAL CURRENT ASSETS	$893,324	$1,037,958
PROPERTY AND EQUIPMENT — NET	975	1,156

SECURITY DEPOSIT	13,677	13,677

TOTAL ASSETS	$907,976	$1,052,791

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$93,419	$165,349
Payroll taxes payable (Note 7)	176,000	18,108
Loans payable — including accrued interest	21,400	25,101

TOTAL CURRENT LIABILITIES	$290,819	$208,558

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock - par value $.01 per share; authorized 50,000,000 shares; no shares issued and outstanding
Common stock - par value $.01 per share; authorized 1,000,000,000 shares; issued and outstanding 617,201,586 and 587,691,586 shares, respectively	6,172,015	5,876,915
Additional paid-in capital	33,316,658	32,010,088
Accumulated deficit	(324,415,697)	(32,242,790)

TOTAL STOCKHOLDER’S EQUITY	617,157	844,233

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$907,976	$1,052,791

The accompanying notes are an integral part of these financial statements.

KENILWORTH SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30,

(Unaudited)

	2010	2009

Cash flows from operating activities
Net loss	$(172,907)	$(193,437)
Increase (decrease) in cash attributable to changes in assets and liabilities:
Prepaid expenses	60,000	60,000
Loan Receivable	52,400	21,600
Accounts payable and accrued expenses	(93,419)	(47,531)
Payroll taxes payable	(149,600)	(23,180)
Net cash used in operating activities	303,526	(201,365)
Security deposit	(13,677)	(13,677)
Net cash used in investing activities	—	—
Cash flows from financing activities
Proceeds from Paid in Capital
Proceeds from convertible notes payable
Proceeds from sale of common stock	174,600	175,000
Proceeds from stock subscriptions receivable	—	—
Net cash provided by financing activities	174,600	175,000
Net change in cash
Cash — beginning of period	3,274	21,401
Cash - end of period	$3,308	$3,274

The accompanying notes are an integral part of these financial statements.

KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Kenilworth Systems Corporation and subsidiaries (“Kenilworth”) beginning as of January 1, 20010 contain all adjustments (consisting of only normal accruals) necessary to present fairly the consolidated balance sheets as of June 30, 2010 and December 31, 2009 and the related statements of operations and cash flows for the six (6) month periods ended June 30, 2010 and 2009  These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on FORM 10-K for the fiscal year ended December 31, 2009.

The results of operations for the six (6) month period ended June 30, 2010 are not necessarily indicative of the results for the entire year ending December 31, 2010.

NOTE 2 - THE COMPANY AND NATURE OF BUSINESS

Kenilworth Systems Corporation (the “Company”) was incorporated in New York in April 1968 and since exiting from bankruptcy proceedings now plans to be engaged in the business of developing systems that permit individuals from remote locations, to play along with live, in-progress casino table games via TV (simulcast) Satellite, Internet and Cable Broadcasts around the world.

The Company was in bankruptcy proceedings under Chapter 7 and 11 of the Bankruptcy Code for the period from August 28, 1982 through September 28, 1998. The Company ceased all operations, between February 2, 1991 through September 28, 1998.

NOTE 3 - PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Kenilworth Systems Corporation and its wholly owned subsidiaries: Video Wagering Systems Corporation, Roulabette Nevada Corporation, Kenilworth Systems Nevada Corporation, Kenilworth Systems (UK) Limited, Kenilworth Satellite Broadcasting Corporation (a Delaware Corporation) and Satellite Gaming Consultants, Inc. (a Delaware Corporation). None of these subsidiaries has any assets or liabilities, except for Satellite Gaming Consultants, Inc. whose activities are consolidated herein.

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

NOTE 5 - CONVERTIBLE PROMISSORY NOTES AND STOCK PURCHASE AND OPTION AGREEMENTS

During the period ended June 30, 2010 and June 30, 2009 respectively, the Company sold to various private investors $675,500 and $175,000 principal amount of Convertible Promissory Notes, made loans to the Company and issued Stock Purchase and Option Agreements bearing interest at rates ranging from 4.00% to 12.00% per annum.  The Notes had a six-month and one-year term and were immediately convertible at the option of the noteholder into shares of restricted common stock based on conversion prices ranging from $.005 to $0.10 per share and purchase prices at $0.008 per share.

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

In the period ending June 30, 2010, 2008 options were exercised for $24,000 (3,000,000 shares).

NOTE 6 - NON CASH TRANSACTIONS

Common shares issued for services

2010:

NONE

2009:

NONE

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

At a regular meeting of the Board of Directors in July 2008, the Board unanimously approved (with Mr. Lindo abstaining) to extend the $750,000 loan until December 31, 2009, provided Mr. Lindo pays a nominal one and one-half percent (1.5%) interest from November 2006.  Mr. Lindo agreed to pay the interest which totaled $18,763 through June 30, 2010. Mr. Lindo provides his services to the company without any remuneration.  The loan remains open at June 30, 2010.

NOTE 9 - SUBSEQUENT EVENTS

Subsequent to June 30, 2010, the Company sold $37,000 in Stock Purchase and Option Agreements.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Since we exited from bankruptcy proceedings on September 23, 1998 we have had no revenues from operations. We sustained substantial losses from general administrative expenses amounting to $34,912,625 through December 31, 2008 and for the six-months ended June 30, 2010 we sustained a loss amounting to $172,907. Kenilworth has had no revenues from operations during the past sixteen (16) years and there can be no assurances that it will ever have revenues from present planned operations.

LIQUIDITY AND CAPITAL RESOURCES

Our present plans are to develop a wagering system, “Roulabette”, that would allow patrons in the industrialized world to play and wager on live in-progress simulcast casino table games on TV’s placed in hotels, resorts, bars and other public gathering places and in homes and offices on personal computers (PC’s) or television sets connected to set top boxes for Interactive TV via digital satellite, digital cable and Internet broadcasts emanating from strictly regulated casinos.

PART II

ITEM 1—DESCRIPTION OF BUSINESS

Kenilworth Systems Corporation hereinafter referred to as “Kenilworth”, the “Company” or “we”, was incorporated on April 25, 1968 under the laws of the State of New York.  Kenilworth has been a publicly traded Company since August 1968 formerly on the National NASDAQ Market, presently on the OTC Pink Sheet Market since exiting from bankruptcy proceedings in September 1998.  Kenilworth was formerly presented as a Development Stage Company.  The Company believes this designation is incorrect.  The Company exited from Chapter 7 Proceedings having made a 100% cash distribution to all approved creditors for their entire claims and paid, in full, all administrative fees and expenses.  The designation is hindering the Company in its operations and management dropped the Development Stage Company designation in the third quarter period of 2009.

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

In states and foreign countries that designate lottery proceeds exclusively to schools and their teachers, it will be a welcome contribution.  It also will help close state and other budget gaps.

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

(2.)          We believe the thousand virtual casino websites via the Internet obtain sixty percent (60%) of their annual revenue from customers in the U.S.  These websites were shut down when President Bush signed the Internet Enforcement Act of 2006.  Since then the U.S. Congress has indicated it may lift this ban against Federal Internet Wagering in 2010 to increase Federal and State revenue to benefit education.

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

It will be necessary for us to obtain additional personnel qualified and with the expertise to further develop Roulabette. We would require additional employees and several more consultants and there can be no assurances of our being able to obtain any necessary personnel. There can be no assurances of the availability of any such employees and consultants.

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

None

Item 4.             DEFAULT UPON SENIOR SECURITIES:

None

Item 5.             SUBMISSION OF A MATTER TO A VOTE OF SECURITIES HOLDERS:

None

Item 6.             OTHER INFORMATION:

The Company plans to hold its next Annual Meeting of Shareholders in October 2010 or any adjournment thereof with proxy materials mailed to shareholders of record in twenty (20) days prior to the proposed meeting dates.

Item 7.             EXHIBITS AND REPORTS ON FORM 8-K:

Ex 31.1 Certification of Chief Financial Officer of the Company Required by Rule 13a-14(a) or Rule 15d-14(c) of the Exchange Act

Ex 32.1 Certification of Chairman and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2007.

SUBSEQUENT EVENTS:

Mr. Herbert Lindo, the Chairman and CEO passed away on July 25, 2010.  The Board of Directors implemented the Company’s succession plan, electing Mr. Dan Snyder to carry on Mr. Lindo’s responsibilities as Chief Executive Officer, Chief Financial Officer, President, Treasurer and Director.  Joyce Clark was elected Chairman.

The Company issued 3,000,000 shares of restricted Common Shares through July 17, 2010 in connection with the sale of Stock Purchase and Option Agreements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

KENILWORTH SYSTEMS CORPORATION

By:	/s/ Dan W. Snyder
Chief Executive Officer, Chief Financial Officer, President, Treasurer and Director

August 13, 2010