Form 10-Q
period 2010-09-30
KENILWORTH SYSTEMS CORP
filed 2010-11-15
CIK 55234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 OR 15(D) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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

The number of shares of common stock, $.01 par value of the Registrant outstanding as of September 30, 2010 was 644,426,586.

Disclaimer:

As stated in Kenilworth’s prior 10-Q for the period ended June 30, 2010, the Company’s management team has changed. Management is dependent on the probability that financial information contained in the Company’s previous 10-Qs and 10-Ks is correct. The Company is actively engaged in the process of hiring an accounting firm to review and audit the books of the corporation retroactively to 2005 when the last audited statements were filed in the 2004 10-K.

We plan to continue presentation of the financials and notes as Mr. Lindo had presented them in the 2009 10-K and subsequent 10-Qs for 2010.  If it becomes necessary (a strong possibility) we will restate them in a form acceptable by the S.E.C.

We shall also continue to use the format used in the previous filings to avoid confusion.

We believe that all material transactions have been disclosed in this 10-Q, but an audit could reveal additional items.

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

Remainder of page intentionally left blank

KENILWORTH SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

AND DEFICIT

(Unaudited)

	For the nine months ended
	September 30,
	2010	2009
	**	*
Revenues
Sales	$0	$0

Expenses
Selling, general and administrative	$464,296	$819,172

Other income (expenses)	—	—
Interest income	0	0
Interest expense	0	0

Total other income (expense)	0	0

NET LOSS * **	$464,296	$819,172

Basic and diluted loss per share	$0.001	$0.001

Weighted average number of shares outstanding	644,426,586	502,956,586

** Includes a NON CASH loss of $83,970 resulting from the sale and issuance of 42,987,500 shares of RESTRICTED Common Stock, par value $0.01 per share, for cash at less than par value during the period from January 1, 2010 and September 30, 2010 with the loss charged to paid-in capital.

* Includes a NON CASH loss of $48,778 resulting from the sale and issuance of 24,389,000 shares of RESTRICTED Common Stock, par value $0.01 per share, for cash at less than par value during the period from January 1, 2009 and September 30, 2009 with the loss charged to paid-in capital.

The accompanying notes are an integral part of these financial statements.

KENILWORTH SYSTEMS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2010	December 31, 2009

ASSETS
CURRENT ASSETS
Cash	$45,911	$123,633
Prepaid expenses (Note 6)	40,000	80,000
Loan receivable — from vendors including accrued interest	52,400	58,600
Receivable from the Estate of Herbert Lindo (Note 8)	803,438	775,725

TOTAL CURRENT ASSETS	$941,749	$1,037,958
PROPERTY AND EQUIPMENT — NET	1,001	1,156

SECURITY DEPOSIT	13,677	13,677

TOTAL ASSETS	$956,427	$1,052,791

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$57,690	$165,349
Payroll taxes payable (Note 7)	193,760	18,108
Loans payable — including accrued interest	21,400	25,101

TOTAL CURRENT LIABILITIES	$251,450	$208,558

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock - par value $.01 per share; authorized 50,000,000 shares; no shares issued and outstanding
Common stock - par value $.01 per share; authorized 1,000,000,000 shares; issued and outstanding 644,426,586 and 587,691,586 shares, respectively	6,444,266	5,876,915
Additional paid-in capital	31,926,118	32,010,088
Accumulated deficit	(37,665,407)	(32,242,790)

TOTAL STOCKHOLDER’S EQUITY	704,977	844,233

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$956,427	$1,052,791

The accompanying notes are an integral part of these financial statements.

KENILWORTH SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30,

(Unaudited)

	2010	2009

Cash flows from operating activities
Net loss	$(464,296)	$(879,182)
Increase (decrease) in cash attributable to changes in assets and liabilities:
Prepaid expenses	40,000	20,000
Loan Receivable	20,600	23,100
Accounts payable and accrued expenses	(57,390)	99,612
Payroll taxes payable	(168,700)	33,462
Net cash used in operating activities	(629,786)	(642,998)
Net cash used in investing activities	—	—
Cash flows from financing activities
Proceeds from Paid in Capital
Proceeds from convertible notes payable
Proceeds from sale of common stock	345,900	508,000
Proceeds from stock subscriptions receivable	—	—
Net cash provided by financing activities	345,900	508,000
Net change in cash
Cash — beginning of period	3,308	103
Cash - end of period	$45,911	$26,868

The accompanying notes are an integral part of these financial statements.

KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Kenilworth Systems Corporation and subsidiaries (“Kenilworth”) beginning as of January 1, 20010 contain all adjustments (consisting of only normal accruals) necessary to present fairly the consolidated balance sheets as of September 30, 2010 and December 31, 2009 and the related statements of operations and cash flows for the nine (9) month periods ended September 30, 2010 and 2009  These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on FORM 10-K for the fiscal year ended December 31, 2009.

The results of operations for the nine (9) month period ended September 30, 2010 are not necessarily indicative of the results for the entire year ending December 31, 2010.

NOTE 2 - THE COMPANY AND NATURE OF BUSINESS

Kenilworth Systems Corporation (the “Company”) was incorporated in New York in April 1968 and since exiting from bankruptcy proceedings in 1998 plans to be engaged in the business of developing systems that permit individuals from remote locations, to play along with live, in-progress casino table games via Internet and Cable Broadcasts around the world.

The Company was in bankruptcy proceedings under Chapter 7 and 11 of the Bankruptcy Code for the period from August 28, 1982 through September 28, 1998. The Company ceased all operations, between February 2, 1991 through September 28, 1998.

NOTE 3 - PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Kenilworth Systems Corporation and its wholly owned subsidiaries: Video Wagering Systems Corporation, Roulabette Nevada Corporation, Kenilworth Systems Nevada Corporation, Kenilworth Systems (UK) Limited, Kenilworth Satellite Broadcasting Corporation (a Delaware Corporation), Satellite Gaming Consultants, Inc. (a Delaware Corporation), KenSysCo International and Convergent Networks. None of these subsidiaries has any assets or liabilities, except for Satellite Gaming Consultants, Inc. whose activities are consolidated herein.

NOTE 4 - GOING CONCERN UNCERTAINTY

As indicated in Note 2, the Company exited from Chapter 7 in September 1998 and has not yet commenced revenue producing operations. These factors create uncertainty as to the Company’s ability to operate as a going-concern and continue in business. Management plans to develop a wagering system that allows casino patrons and individuals outside the casino to play along remotely with live in-progress casino table games. The Company continues to obtain the necessary funding by offering its Common Stock, Senior Cumulative Convertible Preferred Shares, and Convertible Promissory Notes and/or Stock Purchase and Option Agreements in private placements to qualified buyers. There can be no assurances the Company can be successful in continuing to obtain such financing.

The accompanying financial statements have been prepared assuming the Company is a going-concern and do not reflect adjustments, if any that would be necessary if the Company were not a going-concern.

NOTE 5 - CONVERTIBLE PROMISSORY NOTES AND STOCK PURCHASE AND OPTION AGREEMENTS

During the nine-month period ended September 30, 2010 and September 30, 2009 respectively, the Company sold to various private investors $345,905 and $122,000 principal amount of Convertible Promissory Notes, made loans to the Company and issued Stock Purchase and Option Agreements bearing interest at rates ranging from 4.00% to 12.00% per annum.  The Notes had a six-month and one-year term and were immediately convertible at the option of the noteholder into shares of restricted common stock based on conversion prices ranging from $0.005 to $0.10 per share and purchase prices at $0.008 per share.

STOCK OPTIONS

For the period April 2008 through May 2009, the Company granted Stock Options for 115,709,000 restricted Common Shares, par value $0.01 per share at an average price of $0.011 per share in connection with the private sale to accredited investors of Stock Purchase and Option Agreements.  The Option grant is for a period of two (2) years from the date of the Stock Purchase and Option Agreements.

In the nine-month period ending September 30, 2010, options granted in 2008 have been exercised for $74,000 (9,250,000 shares) and 2010 options were exercised for $2,400 (300,000shares).

NOTE 6 - NON CASH TRANSACTIONS

Common shares issued for services

2010:

The Company issued six million (6,000,000) shares to Directors and employees as compensation for services rendered in the nine (9) months ended September 30, 2010.

2009:

The Company issued 23,179,000 shares as compensation for services rendered.  The services were valued at $347,686.

2008:

The Company issued 20,675,000 shares as compensation for services rendered.  The services were valued at $418,500.

PREPAID EXPENSES

Prepaid expenses consist of the unamortized value of stock issued to directors and employees for their services for the twelve (12) month period ending September 30, 2009.  The balance will be amortized on a straight-line basis over the remaining term.  The directors receive no other compensation.

NOTE 7 — PAYROLL TAXES PAYABLE

New management has requested assistance from the IRS and New York State in resolving the Company’s tax issues.  The Company had previously made agreements with the IRS and New York State to make scheduled payments of past payroll taxes and interest.  We believe this did not happen as planned.  At present, new management is working with the IRS and New York State to determine the tax and interest due.

NOTE 8 - RECEIVABLE FROM HERBERT LINDO

On November 27, 2006 Herbert Lindo, the Chairman and Chief Executive Officer exercised a five million (5,000,000) share option for seven hundred fifty thousand dollars ($750,000) at fifteen cents ($0.15) per share pursuant to the Company’s Performance and Equity Plan. The price per share was the price for the Option which would have expired on the following day. Mr. Lindo did not own any other Options pursuant to the Plan. The average market price of the Common Stock for the thirty (30) days prior to November 27, 2006 was high: $0.05, low: $0.03. As provided in the Plan, Herbert Lindo borrowed the seven hundred fifty thousand dollars ($750,000) from the Company and pledged the five million (5,000,000) and other shares he owns, as collateral for the loan. The five million (5,000,000) shares were issued as restricted shares.

At a regular meeting of the Board of Directors in July 2008, the Board unanimously approved (with Mr. Lindo abstaining) to extend the $750,000 loan until December 31, 2009, provided Mr. Lindo agreed to pay a nominal one and one-half percent (1.5%) interest from November 2006.  Mr. Lindo agreed to pay the interest which totaled $53,438 through September 30, 2010. Mr. Lindo provided his services to the company without any remuneration.  The loan remains open at September 30, 2010.  The Company will look to the Estate of Herbert Lindo for payment.

NOTE 9 - SUBSEQUENT EVENTS

Subsequent to September 30, 2010, the Company a sold $20,000 in a Stock Purchase and Option Agreement (2,500,000 shares) to a previous accredited investor.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Since we exited from bankruptcy proceedings on September 23, 1998 we have had no revenues from operations. We sustained substantial losses from general administrative expenses amounting to $37,242,790 through December 31, 2009 and for the nine-months ended September 30, 2010 we sustained a loss amounting to $464,296. Kenilworth has had no revenues from operations during the past sixteen (16) years and there can be no assurances that it will ever have revenues from present planned operations.

LIQUIDITY AND CAPITAL RESOURCES

Current management, under the guidance of Dan Snyder, has several plans it hopes to put in place.  Our intentions are to protect the shareholders and Directors and bring the Company into a well run 21st century cutting edge company through the following steps:

a.)           Review the books and records of the Company for the previous five (5) years, have all necessary   filings updated and/or restated as needed, reach agreements with all authorities and present audited financials.

b.)          Protect the valuable intellectual properties assets (patents, etc.).

c.)           Foster aggressive growth by acquisition and development of our core capabilities.

Of course, there are no assurances that we can obtain the financing or achieve these goals.

Kenilworth Systems Corporation is an integrated technology corporation with intellectual property assets and technical capabilities in the live online gaming sector.

Kenilworth has begun a major corporate restructuring designed to focus the Company’s efforts on its core business and maximize shareholder value. A new wholly owned subsidiary, KenSysCo Corp, holds and operates Kenilworth’s intellectual property assets such as the Company’s live-gaming patents and other patents pending. KenSysCo will conduct all operations related to use of the patents in licensed casinos outside of the USA. It is the intention to rapidly develop this subsidiary; then spin it out to existing Kenilworth shareholders in early 2011 as a publicly traded company.

A second wholly owned subsidiary, Convergent Networks, Inc. was formed to continue and greatly expand Kenilworth’s application of broadband technology in the gaming sector, as well as the broadcast media to support these operations. This subsidiary also intends to acquire companies in the rapidly expanding digital convergence and social networking segments. Mr. Snyder indicated that Kenilworth will likely also spin out this new subsidiary to existing shareholders of Kenilworth in early 2011.

Our present plans are to continue developing a wagering system, “Roulabette”, that would allow patrons in the industrialized world to play and wager on live in-progress simulcast casino table games on TV’s placed in hotels, resorts, bars and other public gathering places and in homes and offices on personal computers, digital satellite, digital cable and Internet broadcasts emanating from strictly regulated casinos.

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

Employing the latest encrypted satellite, cable and Internet technology and placing television cameras in strategic locations above the casino table games, without disrupting the normal game-monitoring activities, (a separate control room would direct the various camera angles), and transmitting the table games over the digital satellite, digital cable and Internet networks (in countries that permit Internet wagering) to television sets, computers, cell phones or other electronic devices, which become a platform for playing along with the casino games wherever TV’s are located.

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

To conduct broadcasts Kenilworth believes it will require a minimum of ten million dollars ($10,000,000) and there are no assurances we will ever be able to obtain any of such money. At present, the Company does not have the funds readily available but hopes to obtain same, from investors, as soon as Kenilworth can commence broadcasting from casinos outside the United States.

Where authorized, hotels, resorts, clubs and other public gathering places will be able to offer casino table game action in their establishments without incurring the costs to operate a casino.

We have as at September 30, 2010, no firm agreements, customers, or proposals for any future business and there can be no assurances that we will ever have same. Reference is also made to each of the “Risk Factors” that are set forth in Item 7 of FORM 10-K for the year ended December 31, 2009.

Where authorized, hotels, resorts, clubs and other public gathering places will be able to offer casino table game action in their establishments without incurring the costs to operate a casino.

We have as at September 30, 2010, no firm agreements, customers, or proposals for any future business and there can be no assurances that we will ever have same. Reference is also made to each of the “Risk Factors” that are set forth in Item 7 of FORM 10-K for the year ended December 31, 2009.

The Unlawful Internet Gambling Enforcement Act of 2006 banning wagering over the Internet in the U.S. has not yet been repealed and may never be, despite the efforts of Representative Barney Frank’s HR 2267 Internet Gambling Regulation, Consumer Protection, and Enforcement Act. If and when it is passed gaming must meet, and will be supervised by, the regulations of the gaming authorities of the broadcasting casino and the jurisdiction, which receives the broadcast.  We believe the supervision will not be difficult to enforce, because all simulcast wagering is “cash only”, from regulated, supervised betting sites.  There are no wire money transfers with banks and no credit or debit cards permitted.  We believe this fact should ease any opposition from concerned citizens and anti-gambling groups, as regulation and enforcement responsibility will be vested in each individual state or foreign jurisdiction.  We have no assurances that this will be attainable.

However, other international jurisdictions do not have similar laws, and we plan to aggressively market licensing of our patents and technology to these jurisdictions outside the borders of the U.S.  It remains unclear as to our ability to succeed and our ability to raise the necessary funds to achieve our goals.

Kenilworth was the first to use color personal computers to replace electromechanical slot machines in 1988.  We provided the software for the first Tabaret located at the Menzie at the Rialto in Melbourne, Australia, which opened in November 1990.  This consisted of cashless, variable denomination and multiple games, virtual PAT’s (“Player Activated Terminals”).  Prior thereto Kenilworth sponsored, with the assistance of three (3) Nevada casino operators, legislation to permit cashless wagering in the state of Nevada.  The legislation, which is in the form of an amendment to existing casino control statutes, permits the use of account cards (debit cards) and was signed into law by Governor Richard H. Bryan on June 13, 1985.

Kenilworth has been a publicly traded Company since 1968. Prior to commencing its endeavors in its present business in 1988, it also provided security systems to Nuclear Electric Generating Plants in the U.S. and foreign countries, as well as time/attendance systems at a major department store chain.

MARKETING STRATEGY/SALES PLAN

The Company intends to aggressively pursue agreements of our licensing technology and expertise in locations outside the U.S.A., as well as promoting the repeal of the Unlawful Internet Gambling Enforcement Act of 2006.  In our reorganization plan, we address the need for an offshore subsidiary to promote and facilitate the gaming applications of our related patents.  The other wholly owned subsidiary will continue and greatly expand our application of broadband technology through acquisitions.

It will be necessary for us to obtain additional personnel qualified and with the expertise to further develop Roulabette. We would require additional employees and several more consultants and there can be no assurances of our being able to obtain the necessary personnel. There can be no assurances of the availability of any such employees and consultants.

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

Our present plans are to license our technology to companies that own casinos throughout the industrialized world from which they will broadcast the live casino table game. Other casino owners may start their own broadcasts and have their own terminals manufactured that compete with Kenilworth after Kenilworth has done all its pioneering for play-along wagering.

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

GOVERNMENT REGULATIONS

Kenilworth has no licenses from any casino regulating authorities and may not require any casino licenses at the present time and may never become able to obtain any licenses that may be required in the future. Each state has its own regulations, and in states where Kenilworth does business, Kenilworth will have to comply with these regulations and there can be no assurances that it will be able to do so or obtain the necessary license in an applicable jurisdiction. This discussion is not necessarily complete or current, regarding laws and regulations that may be applicable to us.  Any present laws are also subject to future change, amendment or cancellation and there is no assurance that Kenilworth will be able to meet those requirements.

Item 2.     LEGAL PROCEEDINGS:

None

Item 3.     CHANGE IN SECURITIES:

None

Item 4.     DEFAULT UPON SENIOR SECURITIES:

None

Item 5.     OTHER INFORMATION:

The Company plans to hold its next Annual Meeting of Shareholders as soon as practicable with proxy materials mailed to shareholders of record at least twenty (20) days prior to the proposed meeting date.  Our new management team, auditors and counsel are anticipating a number of issues to be voted on at that time.

Item 7.     EXHIBITS AND REPORTS ON FORM 8-K:

Ex 31.1 Certification of Chief Financial Officer of the Company Required by Rule 13a-14(a) or Rule 15d-14(c) of the Exchange Act

Ex 32.1 Certification of Chairman and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2007.

SUBSEQUENT EVENTS:

As disclosed in the second quarter 10-Q, Mr. Lindo the Chairman and CEO passed away on July 25, 2010.  The Board of Directors implemented the Company’s succession plan, electing Mr. Dan

Snyder to carry on Mr. Lindo’s responsibilities as Chief Executive Officer, Chairman of the Board, Chief Financial Officer, President, Treasurer and Director.

The Company issued 2,500,000 of restricted Common Shares through November 11, 2010 in connection with the sale of a Stock Purchase and Option Agreement ($20,000).

The Board of Directors has met several times in the interim to discuss and vote on issues and plans.  The formation of two (2) subsidiaries was announced on October 18, 2010 in a press release (see below).

Kenilworth Systems Expands Internationally

MINEOLA, NY—(Marketwire - November 10, 2010) - Kenilworth Systems Corp. (PINKSHEETS: KENS) today announced a significant step forward in the corporate restructuring designed to focus the Company’s efforts to maximize shareholder value.

Dan W. Snyder III, President and CEO, said, “I am pleased to report that the management team has made significant progress in implementing the plan approved by the Directors only a few weeks ago.”

“The Company has successfully completed the formation of subsidiary KenSysCo International Ltd. in Antigua, West Indies. Antigua, long known as one of the best regulated international gaming countries in the world, is the ideal location for KenSysCo International to aggressively market the Kenilworth technology,” Snyder noted.

“KenSysCo International is to conduct all operations related to use of the Kenilworth patents by licensed gaming operators outside of the USA. This move provides a significant opportunity to follow up on the interest expressed by substantial casino and online gaming operators in the Caribbean, Central America and around the world.”

Kenilworth Systems Corporation is an integrated technology corporation with intellectual property assets and technical capabilities in the live online gaming sector. The Company is based in Mineola, New York.

The formation of KenSysCo International, Ltd., Antigua, West Indies was announced on November 15, 2010 in a press release (see below).

Kenilworth Systems Expands Internationally

MINEOLA, NY--(Marketwire - November 10, 2010) - Kenilworth Systems Corp. (PINKSHEETS: KENS) today announced a significant step forward in the corporate restructuring designed to focus the Company's efforts to maximize shareholder value.

Dan W. Snyder III, President and CEO, said, "I am pleased to report that the management team has made significant progress in implementing the plan approved by the Directors only a few weeks ago."

"The Company has successfully completed the formation of subsidiary KenSysCo International Ltd. in Antigua, West Indies. Antigua, long known as one of the best regulated international gaming countries in the world, is the ideal location for KenSysCo International to aggressively market the Kenilworth technology," Snyder noted.

"KenSysCo International is to conduct all operations related to use of the Kenilworth patents by licensed gaming operators outside of the USA. This move provides a significant opportunity to follow up on the interest expressed by substantial casino and online gaming operators in the Caribbean, Central America and around the world."

Kenilworth Systems Corporation is an integrated technology corporation with intellectual property assets and technical capabilities in the live online gaming sector. The Company is based in Mineola, New York.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

KENILWORTH SYSTEMS CORPORATION

By:	/s/ Dan W. Snyder
Chief Executive Officer, Chief Financial Officer, President, Treasurer and Director

November 15, 2010