Form 10-K
period 2010-12-31
KENILWORTH SYSTEMS CORP
filed 2011-03-31
CIK 55234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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
(Do not check if a smaller reporting company)

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the Registrant based on the closing price as reported on the Pink Sheet Market on February 28, 2011 was $4,275,504.99.

As of December 31, 2010, 678,651,586 Shares of the Registrant’s Common Stock, $0.01 par value, were outstanding.

Disclaimer:

As stated in Kenilworth’s prior 10-Q for the period ended September 30, 2010, the Company’s management team has changed. Management is dependent on the probability that financial information contained in the Company’s previous 10-Qs and 10-Ks is correct.  The Company actively engaged in the process of hiring an accounting firm to review and audit the books of the corporation retroactively to 2005 when the last audited statements were filed in the 2004 10-K.

We plan to continue presentation of the financials and notes as Mr. Lindo had presented them in the 2009 10-K and subsequent 10-Qs for 2010.  If it becomes necessary (a strong possibility) we will restate them in a form acceptable by the S.E.C.

We shall also continue to use the format used in the previous filings to avoid confusion.

We believe that all material transactions have been disclosed in this 10-K, but an audit could reveal additional items.

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

INTRODUCTORY NOTE TO PART IV

The Amendment No. 1 on FORM 10-K filed to restate certain amounts which changed as the results of having been ordered by the Securities and Exchange Commission to file the Company’s Financials as a “Development Stage Company” from the period beginning November 24, 1998 to December 31, 2008, the elimination of $4,256,926, which was the amount the Company disbursed on or about September 28, 1998 to exit from Chapter 7 Bankruptcy Proceedings, and certain adjustments to losses sustained for the periods ended December 31, 2002, 2003 and 2004 for having discounted Convertible Promissory Notes from between ten cents ($0.10) per share and twelve cents ($0.12) per share to five cents ($0.05) per share.  The Company also added in PART II Item 5 — MARKET PRICES OF THE COMPANY’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS: d) The Company has outstanding at February 28, 2011 678,651,586 Common Shares.  The Company issued no restricted Common Shares since December 31, 2010.  All of the restricted shares may have the restrictions lifted pursuant to new Rule 144 B within six (6) months which could potentially have an adverse effect on the trading price of the Company’s Common Stock.

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

Remainder of page intentionally left blank

PART I

ITEM 1 — DESCRIPTION OF BUSINESS

THE COMPANY

Kenilworth Systems Corporation hereinafter referred to as “Kenilworth”, the “Company” or “we”, was incorporated on April 25, 1968 under the laws of the State of New York.  Kenilworth has been a publicly traded Company since August 1968 formerly on the National NASDAQ Market, presently on the OTC Pink Sheet Market since emerging from Bankruptcy Proceedings in September 1998.  Kenilworth has since been presented as a Development Stage Company, a designation we still ardently object to.

GENERAL

Since early in the year 2000 we have been solely engaged in developing patents, markets and investigating how best to obtain Governmental approvals, by engaging lobbyists and consultants that would allow Internet, television, satellite, cable subscribers and other casino gamblers throughout the industrialized world to play and wager along from remote locations with live, in-progress casino table games (Roulette, Craps, Baccarat and more) from strictly regulated casinos located in the United States and other locations around the world.

Pursuant to a Test Simulcast Agreement by and among: Kenilworth Systems Corporation, Caribbean Casino & Gaming Corporation, the owner/operator of the Sosua Grand Casino and the Casino Regulatory Authority of the Dominican Republic, Kenilworth broadcasted, via the Internet, live, in-progress Roulette table action around the world.  A world’s first from a licensed, government regulated casino instead of only from Studio Casinos.

The ability to play along from Remote Locations from government regulated casinos will permanently influence casino wagering in the future.  No longer will U.S. residents have to spend money and travel to gamble at a casino when they can play along from the privacy of their own homes.. In these difficult economic times, it is entertainment at minimal costs, with bets starting at the price of a slot machine handle pull.

By employing the latest technology and placing television cameras in strategic locations above the casino table games and elsewhere without disrupting the normal gaming activities and transmitting the play over the Internet (in countries that permit Internet wagering), television sets and laptops become a platform for playing along with live players in there favorite casinos.

Kenilworth titled the overall system “Roulabette”.  There are thirty-eight million (38,000,000) satellite and seventy-three million (73,000,000) cable TV subscribers in the United States and more than one billion (1,000,000,000) subscribers throughout the rest of the industrialized world (“The Market”). With wagering possible in homes, hotel rooms, resort rooms, pubs, restaurants, race tracks and other public gathering places Mr. Lindo believed it will become a more than $500 billion annual net win Market throughout the industrialized world.

To best market the casino games, the Company is selecting lotteries throughout the world to manage and operate the distribution and cash handling (deposits to play and paying winnings) using the lotteries’ existing databases for the sale of lottery tickets, and paying winnings at regular lottery licensed terminal locations.

All lotteries in the United States are owned and operated by county and state agencies.  Throughout the rest of the world, lotteries are owned by government agencies or non profit charitable agencies that distribute the net earnings to benefit social and charitable programs, or by private entities that pay a percentage of their net win to designated government agencies. These foreign lotteries also have the same databases as lotteries in the United States; most lotteries throughout Europe also pool their lotteries between countries, not unlike Mega Millions and PowerBall in the United States, which makes the distribution simpler and very cost effective for both Kenilworth and the lotteries.

Kenilworth expects to share the net win revenue with all participating entities that provide Roulabette gaming.  State lotteries or their private operators will receive a proposed minimum of forty percent (40%) of the total net win from their respective jurisdictions.  In states and foreign countries that designate exclusively lottery proceeds to schools and their teachers it is a welcome contribution and will help close these budget gaps.

In addition, throughout the United States and most foreign countries there are hundreds of facilities that simulcast live in-progress horse/dog races.  At most facilities there are several large TV screens that show the races from the different tracks with general theater-type seating for patrons and at private cubicles with television sets outfitted with touch screens.  The cubicles rent for additional fees.  After players open an account and select pin numbers, they can watch, in privacy, each race offered on the different tracks on the TV and place wagers on the different races.  The players may also watch sporting events, the news, the stock market reports, and in the near future Roulabette, live, in-progress casino table games.  The simulcast centers have their own databases to manage the cash deposit and pay winnings on the horse/dog races and will be able to manage the casino games, with the same methods as the lotteries will manage Roulabette.

When playing along with live table games from a highly regulated jurisdiction, players will be assured that the game results are exactly what they see.  Playing along with live casino table games such as Roulette, Craps and Baccarat will provide personal interaction, fun and entertainment far more excitement than playing virtual games… the next best thing to actually being at the table in the casino.

Where authorized, Kenilworth products may allow hotels, resorts, clubs and other public gathering places the ability to offer casino table game action in their establishments without incurring the costs to operate a casino.

COMPETITION

Many segments of the gaming industry are characterized by intense competition, with a large number of companies offering wagering products and services. None of these companies, at present, are believed to offer the same or similar equipment or systems as intended by Kenilworth. The most likely competition will come from slot machine manufacturers who could relatively quickly adapt slot machines to play along with live casino table games. We believe there are three (3) major slot machine manufacturers in the world, all of which have vastly greater capital resources and substantially more personnel than the Company and may have under development systems that directly compete with Roulabette.  Our plan would be to partner or license under our protective patents rather than compete with these and other entities

Our present plans are to broadcast the live casino table games from companies that own casinos throughout the industrialized world. Other casino owners may start their own broadcasts and have their own terminals manufactured that compete with Kenilworth.

GOVERNMENT REGULATIONS

Kenilworth has no licenses from any casino regulating authorities and may not acquire any casino licenses at the present time and may never become able to obtain any licenses that may be required in the future. Each state has its own regulations, and in states where Kenilworth does business, Kenilworth will have to comply with these regulations and there can be no assurances that it will be able to do so or obtain the necessary license in an applicable jurisdiction. The following discussion is not necessarily complete, or current regarding laws and regulations that may be applicable to us.  Any present laws are also subject to future change, amendment or cancellation.

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

EMPLOYEES

Kenilworth, at present, has three (3) full time employees to perform administrative work and software development work related to the ongoing casino wagering from the Dominican Republic and marketing around the world, in addition to the officers that manage the affairs of the Company. The Company will engage consultants to assist us in the United States, Europe and Asian markets and that may manage the proposed INTERNET transmission programs, and others that may assist in the marketing of Roulabette broadcasts throughout the industrialized world.

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

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages and positions held by each of Kenilworth’s directors and executive officers are as follows:

NAME	AGE	OFFICES AND POSITIONS HELD	FIRST ELECTED OFFICER OF KENILWORTH
DAN W. SNYDER	59	CHAIRMAN OF THE BOARD, PRESIDENT AND CHIEF EXECUTIVE OFFICER	2010
JOYCE CLARK	75	TREASURER AND CHIEF FINANCIAL OFFICER	1999
KIT WONG	80	SECRETARY	1999

All of the above Executive Officers and Directors have been elected to serve until the next Annual Meeting of Shareholders or until their respective successors are elected and qualified. The Board presently anticipates that the next Shareholders Meeting will be held during the third quarter period of 2011.

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

	LOW	HIGH
2009

January 1, 2009 Through March 31, 2009	$0.006	$0.02

April 1, 2009 Through June 30, 2009	$0.006	$0.01

July 1, 2009 Through September 30, 2009	$0.009	$0.01

October 1, 2009 Through December 31, 2009	$0.01	$0.025

2010

January 1, 2010 Through March 30, 2010	$0.009	$0.03

April 1, 2010 Through June 30, 2010	$0.0031	$0.02

July 1, 2010 Through September 30, 2010	$0.004	$0.012

October 1, 2010 Through December 31, 2010	$0.0055	$0.008

2011

January 1, 2011 Through February 28, 2011	$0.006	$0.01

(b)         Holders. There were approximately 2,600 registered holders of record of Common Stock plus an undetermined number of beneficial holders (in banks and brokerages) of Kenilworth as of March 5, 2011.

(c)          Dividends. Kenilworth has not paid any dividends on its Common Stock. We plan to apply any earnings it achieves to expansion of the business and do not expect to pay any dividends in the foreseeable future.

(d)         No underwriters were involved in the sale of the unregistered Convertible Promissory Notes and Stock Purchase and Option Agreements.  Exemption from registration is claimed under Section 4(2) of the SEC Act of 1933 as amended.  The proceeds from the sale of all unregistered securities have all been used for working capital.

The Company has outstanding 678,651,586 Common Shares.  All of the restricted shares may have the restriction lifted pursuant to new SEC Rule 144 B within six (6) months of acquisition which may substantially depress the trading price of the Company’s stock.

ITEM 6 — SELECTED FINANCIAL DATA

The following table summarizes certain selected financial data and is qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements and related Notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.

Selected Financial Data for the five (5) years ended December 31, 2010, are as follows:

SUMMARY OF OPERATIONS

	2010	2009	2008	2007	2006

Net sales from operations	$—	$—	$—	$—	$—
Other income	$—	$—	$—	$—	$—
Net loss accumulated	$2,942,174	$2,330,162	$1,074,193	$1,093,538	$850,079
Loss per common share	$0.004	$0.004	$0.002	$0.003	$0.003
Loss per common share — diluted	$0.004	$0.004	$0.002	$0.003	$0.003
Consolidated balance sheet data:
Total current liabilities	$298,123	$280,558	$318,488	$303,187	$486,895
Stockholders’ Equity (deficit)	$893,732	$35,967,224	$34,912,628	$576,710	$459,400

ITEM 7 — MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion following should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

(A) RESULTS OF OPERATIONS

Since we exited from bankruptcy proceedings on September 28, 1998, we have had no revenues from operations, and therefore sustained losses from general administration expenses amounting to $612,012 in

2010, $1,054,596 in 2009 and $1,074,193 in 2008.  Kenilworth has had no revenues from operations since exiting from Bankruptcy Proceedings in September 1998.

(B) LIQUIDITY AND CAPITAL RESOURCES

Kenilworth has not conducted any new business operations since 1991. At December 31, 2010, 2009 and 2008 we had a deficiency in working capital of $365,022, $318,796 and $302,138 respectively. In Kenilworth’s present state of operation to continue a viable business plan, Kenilworth requires little funding. We have been dependant upon the resources of its Chairman and Chief Executive Officer, who receives no compensation, and funds received from private investors, totaling $421,900 in 2010, $1,036,000 in 2009 and $511,000 in 2008.  In addition the Company issued restricted Common Stock for services totaling $10,000 for 1,250,000 shares in 2010, $345,000 for 11,500,000 shares in 2009 and $523,565 for 52,355,522 shares in 2008.

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

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information included in this Annual Report on this Form 10-K contains statements that are forward-looking, including, but not limited to, statements relating to our business strategy and development activities as well as other capital spending, financing sources, the effects of regulation (including gaming and tax regulations), expectations concerning future operations, margins, profitability and competition. Any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, in some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “would,” “could,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “continue” or the negative of these terms or other comparable terminology. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by us. These risks and uncertainties include, but are not limited to, our lack of recent operating history, existing management, general domestic or international economic conditions, pending or future legal proceedings, changes in federal or state tax laws or the administration of such laws, changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions), applications for licenses and approvals under applicable jurisdictional laws and regulations (including gaming laws and regulations).  You should not place undue reliance on any forward-looking statements, which are based only on information currently available to us. We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date of this 10-K report for the year ended December 31, 2010, and subsequent events reported in this FORM 10-K.

RISK FACTORS

NO OPERATING HISTORY

We have had no new revenues from operations since 1991. We exited from bankruptcy proceedings in 1998 without assets and liabilities. We have had no revenues from operations since then and we may never have any revenues from operations in the future, which may result in the termination of our business.

WE HAVE NO WORKING CAPITAL

As of December 31, 2010 the working capital deficiency of Kenilworth was $365,022. This will not enable Kenilworth to achieve any of its planned operations. There can be no assurances that Kenilworth will again have sufficient working capital to engage in its planned operations.  Although we have been able to obtain working capital from investors that purchase Convertible Promissory Notes, Stock Purchase and Options Agreements and by issuing restricted Common Shares for services rendered.

OUR BUSINESS IS ONLY IN THE PLANNING STAGE

Kenilworth’s business except for the completion of the $9,000,000 contract with the Totalizator Agency Board of Victoria, Australia, and the revenue from providing encoded access cards to United States and foreign Nuclear Electric Generating Plants, remains in the planning stage. The Company does not receive any income from the live, in-progress Roulette table game from the new Sosua Grand Casino in the Dominican Republic. We plan to engage in the development, manufacturing by subcontractors, and marketing of an operation entitled Roulabette. Roulabette would allow casino patrons and other players to play along from remote locations with live in-progress casino table games such as Roulette, Craps, Baccarat and more via digital satellite and digital cable television and Internet broadcasts (simulcasts) emanating from strictly regulated casinos located in the United States or via the Internet in other locations around the world, to self-sufficient computer terminals dubbed “Roulabette” and digital satellite and cable TV set top boxes, and other computer devices. The Roulabette terminals are a proposal intended to be built and there can be no assurances that it will ever be built.  The microprocessors to be installed in the TV set top boxes or attached to TVs have not been designed. We have, as at December 31, 2010, no specific agreements, customers or proposals for any future business and there can be no assurances that we will ever have same.

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

SHARES ELIGIBLE FOR FUTURE SALE COULD CAUSE OUR STOCK PRICE TO FALL

If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock would most likely fall. As of December 31, 2010 we had added an additional 90,960,000 of restricted shares of Common Stock outstanding, which are eligible for sale by our Shareholders under new SEC Rule 144 B of the Securities Act of 1933 as amended which reduces the holding period to six (6) months or are otherwise registered for sale.

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

ITEM 9 — CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has not had the funds to engage an independent auditor since 2004.  Therefore, all financials are currently unaudited and open to amendment (see “Disclaimer”).

ITEM 9A — CONTROLS AND PROCEDURES

a.)            Disclosure Controls and Procedures

The Company has evaluated, under the supervision and with the participation of the Company’s management including the Company’s Chairman, Chief Executive Officer who is also its Financial Officer.  The effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15 (e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Report.  Because of the inherent limitations in all control systems, evaluation of controls can provide only reasonable assurance that all control issues and instances of fraud, if any, within the Company have been detected.  However, based on that evaluation, the Company’s Chairman and Chief Executive Officer who is also the Company’s Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Report at a reasonable assurance level.

b.)           Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the annual period ending December 31, 2010, that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART III

ITEM 10 — DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position

Dan W. Snyder	59	Director, Chairman of the Board, President and Chief Executive Officer

Joyce Clark	75	Director, Treasurer and Chief Financial Officer

Kit Wong	80	Director, Secretary

Patrick J. Mc Devitt	69	Director

Dan W. Snyder is Chairman, President and CEO of Kenilworth since August 1, 2010. Dan Snyder is the fourth generation of a Chicago family of Engineers, Builders and Developers.  Mr. Snyder operated his own commercial real estate brokerage and development business in downtown Chicago for 20 years before retiring in the mid-90s.  He was very active in the Chicago Political Civic and Business Communities over the years.  He consulted with Herbert Lindo for many years as he was accumulating Kenilworth stock and is now a substantial stock holder. Mr. Snyder at the behest of the Board of Directors moved to New York on four days notice to maintain continuity after the unexpected death of Herbert Lindo.  Mr. Snyder devotes a majority of his time to the business of Kenilworth.

Kit Y. Wong has served as a Director of Kenilworth since 1999, since December 2005 he also serves as Secretary of the Company. He is part owner and operator of several Chinese restaurants in the New York metropolitan area.  Mr. Wong devotes only a portion of his time to the business of Kenilworth.

Patrick J. Mc Devitt has been a licensed representative for Securities firms for the past ten (10) years. He retired in 2003 from the Securities business and joined his wife in the CPA business.  Mr. Mc Devitt devotes only a portion of his time to the business of Kenilworth.

Joyce D. Clark has served as a Director of Kenilworth since 1998. Before her retirement, she served as Controller of several Long Island manufacturing companies. She is currently a Master Tax Advisor (with a national tax preparation firm) and is a director in a non-profit organization in Maryland. Joyce D. Clark is

the ex-wife of Herbert Lindo, they divorced in 1980.   Mrs. Clark devotes only a portion of her time to the business of Kenilworth.

DIRECTORS IN OTHER PUBLIC COMPANIES

Kit Wong, a Director of the Company, serves as a Director of a private plastic extrusion company.

CRIMINAL/BANKRUPTCY/SEC VIOLATIONS WITHIN THE LAST FIVE (5) YEARS

NONE

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires Kenilworth’s Executive Officers and Directors, and persons who beneficially own more than ten percent (10%) of our Common Stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Executive Officers, Directors and greater than ten percent (10%) beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Through December 31, 2009 only Herbert Lindo, Chairman and Chief Executive Officer owned beneficially more than ten percent (10%) of our Common Stock.  As of December 31, 2010 and through this filing date, no one owns more than ten percent (10%) of the common stock.

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

ITEM 11 — EXECUTIVE COMPENSATION

a.)           There was no exercise of options and SARs during the fiscal year ended December 31, 2010.

Aggregated Option/SAR Exercises in Last Fiscal Year
And FY-End Option/SAR Values

NONE

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

ITEM 12 — SECURITY OWNERSHIP OF CETAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of March 1, 2011 the ownership with respect to each Executive Officer and Director and each person known to own beneficially more than five percent (5%) of the Company’s Common Stock.

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

BENEFICIAL OWNERSHIP TABLE

		AMOUNT AND
		NATURE OF	PERCENT
NAME AND ADDRESS OF		BENEFICIAL	OF
BENEFICIAL OWNER	TITLE OF CLASS	OWNERSHIP (1)	CLASS (1)
Herbert Lindo (1) (Estate of) 185 Willis Avenue Mineola, NY 11501	Common Stock $ 0.01 par value	50,000,000	7.4%

The total number of shares beneficially owned by all Directors and Executive Officers	Common Stock $ 0.01 par value	60,181,465	8.9%
		110,181,465	16.3%

The percent of class has been determined with 678,651,586 shares issued and outstanding on December 31, 2010.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

NONE

ITEM 14 — PRINCIPAL ACCOUNTING FEES AND SERVICES

NONE

ITEM 15 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

Remainder of page intentionally left blank

KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, (Unaudited)

	2010	2009

ASSETS
CURRENT ASSETS
Cash	$4,647	$123,633
Prepaid expenses (Note 4)	30,000	80,000
Loan receivable	58,600	58,600
Receivable from the Estate of Herbert Lindo	785,821	775,725
Total current assets	$879,068	$1,037,958
SOFTWARE DEVELOPMENT AGREEMENT — NET	0	$3,299,960
PROPERTY AND EQUIPMENT — NET	$987	$1,156

SECURITY DEPOSIT	$13,677	13,677
TOTAL ASSETS	$893,732	$4,352,751

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$95,802	$165,349
Payroll taxes payable	180,720	18,108
Loans payable — including accrued interest	21,601	25,101
Total Current Liabilities	298,123	208,558
LONG TERM DEBT	0	3,500,000
	$298,123	$3,708,538
COMMITMENTS AND CONTINGENCY — see notes

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock — par value $.01 per share; authorized 50,000,000 shares; no shares issued and outstanding	0	0
Common stock — par value $.01 per share; authorized 1,000,000,000 shares; issued and outstanding 678,651,586 and 587,691,586 shares, respectively	6,786,516	5,876,915
Additional paid-in capital	32,431,988	32,010,088
Accumulated deficit	(38,920,381)	(37,242,790)
TOTAL STOCKHOLDER’S EQUITY	595,609	644,213
TOTAL STOCKHOLDER’S LIABILITIES AND EQUITY	$893,732	$4,352,751

The accompanying notes are an integral part of these consolidated financial statements.

Remainder of page intentionally left blank

KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	YEARS ENDED	YEARS ENDED	YEARS ENDED
	DECEMBER 31,	DECEMBER 31,	DECEMBER 31,
	2010 **	2009 *	2008

Expenses
Selling, general and administrative	$2,741,601	$1,054,596	$1,074,193

Other (expenses)	—	1,276,566
Interest income	—	—	—
Interest expense	—	—	—
Total other (expense)	0	2,330,162	0
NET LOSS***	$2,741,601	$2,130,162	$1,074,193
Basic and diluted loss per share	$(0.004)	$(0.004)	$(0.002)
Weighted average number of shares outstanding	678,651,586	587,691,586	464,597,086

** Includes a NON CASH loss of $83,970 resulting from the sale and issuance of 42,987,500 shares of RESTRICTED Common Stock, par value $0.01 per share, for cash at less than par value during the period from January 1, 2010 and December 31, 2010 with the loss charged to paid-in-capital.

* Includes a NON CASH loss of $48,778 resulting from the sale and issuance of 24,389,000 shares of RESTRICTED Common Stock, par value $0.01 per share, for cash at less than par value during the period from January 1, 2009 and September 30, 2009 with the loss charged to paid-in-capital.

The accompanying notes are an integral part of these consolidated financial statements.

Remainder of page intentionally left blank

KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES

STATEMENTS OF CASH FLOWS

	YEARS ENDED	YEARS ENDED	YEARS ENDED
	DECEMBER 31,	DECEMBER 31,	DECEMBER 31,
	2010	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(612,012)	$(2,330,162)	$(1,074,193)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	987		15,265
Amortization of patent (Note 6)	0	200,040	—
Accretion of convertible debt discount		—	—
Beneficial conversion feature
Common stock issued for services	10,000	11,500,000	370,500
Common stock issued to induce debt conversion		—	—
Common stock issued for interest due on notes payable	—	—	—
Accrued interest transferred to capital	—	—	—
Other	—	—	—
Increase (decrease) in cash attributable to changes in assets and liabilities:
Prepaid expenses	(30,000)	(80,000)	(80,000)
Accounts payable and accrued expenses	95,803	3,690,430	128,529
Payroll taxes payable	170,200	18,108	169,695
Net cash used in operating activities	365,022	1,036,000	470,209

CASH FLOWS FROM INVESTING ACTIVITIES
Payment of loan receivable — stockholder	0	(58,600)	—
Proceeds from loan receivable — stockholder
Purchase of property and equipment	0	3,500,000	1,000
Security deposit	0	13,677	13,677
Net cash used in investing activities

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans payable—stockholders
Repayment of loans payable — stockholders		—	—
Proceeds from loans payable — related parties
Repayment of loans payable — related parties
Proceeds from convertible notes			511,000
Proceeds from sale of common stock	421,900	1,036,000
Proceeds from stock subscriptions receivable		—	—
Net cash provided by financing activities	421,900	1,036,000	511,000
Net change in cash		—	—
Cash — beginning of year	$123,633	$2,391	$1,232
Cash — end of year	$4,647	$123,633	$2,391
Supplemental disclosure of non-cash activities:
Common stock issued for patent costs	$0	$0	$0
Exchange of loans payable for convertible notes payable	$—	$—	$—
Conversion of notes payable to common stock	$—	$	$312,801
Cancellation of stock subscriptions receivable	$—	$—	$—
Common stock issued for subscriptions receivable	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Remainder of page intentionally left blank

KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS

OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	COMMON STOCK		ADDITIONAL
	SHARES	PAR VALUE	PAID-IN CAPITAL
Balances December 31, 2007	327,741,562	3,277,415	$31,137

Common Stock issued for services	52,355,522	523,565	0

Sale of Common Stock	54,500,000	545,000	(34,000)

Balances December 31, 2008	434,597,086	4345,970	$31,103,730

Common stock issued for services	23,452,500	231,525	1,166,778

Common stock issued in connection with Stock Purchase and Option Agreements	129,642,000	1,296,420	(260,420)

Balances December 31, 2009	587,691,586	5,876,915	$32,010,088

Common stock issued for services

Common stock issued in connection with Stock Purchase and Option Agreements	90,960,000	9,096,000

Balances December 31, 2010	678,651,586	6,786,516	$32,431,944

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The consolidated financial statements include the accounts of Kenilworth Systems Corporation and its wholly owned subsidiaries: Video Wagering Systems Corporation, Roulabette Nevada Corporation, Kenilworth Systems Nevada Corporation, Kenilworth (U.K) Limited., Kenilworth Satellite Broadcasting Corporation (a Delaware Corporation) and Satellite Gaming Consultants, Inc. (a Delaware Corporation), KenSysCo, Inc. (Nevada), KenSysCo International, Ltd. and Convergent Networks (Nevada). Activities of theses wholly owned subsidiaries are consolidated herein.

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

KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Loss per share

Basic loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding, plus the weighted average number of net shares that would be issued upon the exercise or conversion of dilutive securities, such as stock options and warrants, and convertible debt.  There were no dilutive securities outstanding as of December 31, 2009, 2008 and 2007.  Accordingly, diluted loss per share for 2010, 2009 and 2008 is the same as basic loss per share.

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

NOTE 4 — PREPAID EXPENSES

Prepaid expenses consist of the unamortized value of stock issued to directors for the twelve-month service period ending September 30, 2010.  The balance will be amortized on a straight-line basis over the remaining term.  The Company issued one million (1,000,000) restricted Common Shares to each of the members of the Board of Directors: Dan W. Snyder, Joyce Clark, Kit Wong and Patrick Mc Devitt for the one (1) year period ended December 31, 2010.  The Directors receive no other compensation for their services.  The Company does not provide for Director’s Liability Insurance.

KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

NOTE 5 — PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	2010	2009

Office equipment	$20,790	$20,790
Leasehold improvements	21,000	21,000
Furniture and fixtures, automobile	35,620	35,620

Total	77,410	77,410
Less: Accumulated depreciation and amortization	76,423	76,254
Total property and equipment, net	$987	$1,156

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

NOTE 7 — ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	2010	2009

Legal and other professional fees, including accrued payables	$0	$0
Payroll Taxes (approximately, including penalties)	180,720	18,108
Other	0	0

Total	$180,720	$18,108

NOTE 8 — LOANS PAYABLE

During the year 2009, the Company borrowed from two (2) shareholders, $10,000 each with annual interest payments of twelve percent (12%).  Each loan was converted into Stock Purchase and Option Agreements totaling 1,337,500 shares and an option to acquire an additional 1,337,500 shares at $0.0096 per share for a period of two (2) years.

During the year 2005, the Company borrowed from a private Shareholder fifty thousand dollars ($50,000) which now has a balance due including accrued interest at eight percent (8%) annually at December 31, 2010 $25,101.  As part of the number of extension of the loan, the Company issued during 2008, one million (1,000,000) shares if its Common Stock to the lender.

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

NOTE 10 — INCOME TAXES

The provision for income taxes consists of the following:

Years ended December 31,
	2010	2009	2008

Current:
Federal	$—	$—	$—
State	—	—	—
	—	—	—

Deferred:
Federal	—	—	—
State	—	—	—
	—	—	—

Provision for income taxes	$—	$—	$—

The Company has had no revenues from operations since exiting Bankruptcy Proceedings in September 1998.

The effective income tax rate differed from the U. S. federal statutory rate as follows:

Years ended December 31,
	2010	2009	2008

Federal income tax benefit at statutory rate	$ N/A	$ N/A	$ N/A
State income taxes, net of federal benefit	N/A	N/A	N/A
Increase in valuation allowance	N/A	N/A	N/A

	$—	$—	$—

The Company did not have any income.

The difference between the U. S. federal tax rate and the Company’s effective tax rate in 2010, 2009 and 2008 is due primarily to changes in the valuation allowance related to the net deferred tax asset, offset by certain nondeductible expenses.

The major sources of temporary differences and their deferred tax effect are as follows:

Deferred tax assets:

	2010	2009

Net operating losses	$2,942,174	$2,330,162
Less: Valuation allowance	—	—

Net deferred tax assets	$2,942,174	$2,330,162

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

NOTE 12 — RELATED PARTY TRANSACTIONS

On July 25, 2010 Mr. Lindo passed away without having paid the loan described below.  The Company will look to the Estate of Herbert Lindo for repayment.

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

At a regular meeting of the Board of Directors in July 2008, the Board unanimously approved (with Mr. Lindo abstaining) to extend the $750,000 loan until December 31, 2009, provided Mr. Lindo pays a nominal one and one-half (1½%) interest from November 2006.  Mr. Lindo agreed to pay the interest which totaled $25,725 thorough December 31, 2010.  Mr. Lindo provided his services to the Company without any remuneration.

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

Loan receivable

At December 31, 2010 the Company was owed $58,600 on loans to consultants, including accrued interest.

Common shares issued for services

2010: The Company issued 1,250,000 restricted shares to consultants for services rendered or to be rendered with a stated value of $10,000.

2009: The Company issued 11,500,000 restricted shares to consultants for services rendered or to be rendered with a stated value of $345,000.

2008: The Company issued 18,525,001 restricted shares to consultants for services rendered or to be rendered with a stated value of $370,500.

Conversion of Notes, Stock Purchase and Option Agreements and related transactions.

During 2010, 2009 and 2008, the Company issued 42,987,500, 129,642,000 and 54,500,002 shares, respectively, upon sales of the Convertible Notes and Stock Purchase and Option Agreements.

Equity plan

In December 2000, the Company adopted a stockholders approved the Performance and Equity Incentive Plan (the Plan).  The Plan expired on November 28, 2006.  The present members of the Board of Directors of the Company have indicated that until the Company has substantial earnings to refrain from asking the Company’s Shareholder’s to approve a new Plan.

NOTE 14 — SUBSEQUENT EVENTS

The Company, through March 15, 2011 has authorized the issuance of 9,754,251 restricted shares pursuant to the exercising of Stock Purchase and Option Agreements totaling $59,000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KENILWORTH SYSTEMS CORPORATION

By:	/s/ Dan W. Snyder
Dan W. Snyder

CHAIRMAN AND CHIEF EXECUTIVE OFFICER

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Dan W. Snyder	Director	March 30, 2011
Dan W. Snyder

/s/ JOYCE CLARK	Director	March 30, 2011
Joyce Clark

/s/ KIT WONG	Director	March 30, 2011
Kit Wong

/s/ PATRICK J. MCDEVITT	Director	March 30, 2011
Patrick J. McDevitt