Form 10-Q
period 2011-03-31
KENILWORTH SYSTEMS CORP
filed 2011-05-16
CIK 55234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      Quarterly report pursuant to Section 13 OR 15(D) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

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

The number of shares of common stock, $.01 par value of the Registrant outstanding as of March 31, 2011 was 678,651,586.

Disclaimer:

As stated in Kenilworth’s prior 10-K for the period ended December 31, 2010, the Company’s management team has changed. Management is dependent on the probability that financial information contained in the Company’s previous 10-Qs and 10-Ks is correct.  The Company actively engaged in the process of hiring an accounting firm to review and audit the books of the corporation retroactively to 2005 when the last audited statements were filed in the 2004 10-K.

We continue the presentation of the financials and notes as Mr. Lindo had presented them in the 2009 10-K and subsequent 10-Qs for 2010.  If it becomes necessary (a strong possibility) we will restate them in a form acceptable by the S.E.C.

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

RISKS

Specific reference is made to each of the risks described in Item 7 in Part II of the Form 10-K for December 31, 2010 under the discussion “Cautionary Statement For Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995 and Risk Factors”. Reference is also made to future filings under Forms 10-Q and Forms 10-K and filings under the Securities Exchange Act of 1934 as amended and as may be applicable under the Securities Act of 1933 as amended.

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

Remainder of page intentionally left blank

KENILWORTH SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

AND DEFICIT

AS OF MARCH 31,

(Unaudited)

	For the three-months ended
	March 31,
	2011	2010

Revenues
Sales	$0	$0

Expenses
Selling, general and administrative	$78,092	$91,611

Other income (expenses)	—	—
Interest income	0	0
Interest expense	0	0

Total other income (expense)	0	0

NET LOSS	$78,092	$91,611

Basic and diluted loss per share	$0.0004	$0.0004

Weighted average number of shares outstanding	678,651,586	617,201,586

The accompanying notes are an integral part of these financial statements.

KENILWORTH SYSTEMS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31,

(Unaudited)

	March 31, 2011	December 31, 2010

ASSETS
CURRENT ASSETS
Cash	$224	$4,647
Prepaid expenses	22,500	30,000
Loan receivable — from vendors including accrued interest	58,600	58,600
Receivable from the Estate of Herbert Lindo (Note 8)	785,821	785,821

TOTAL CURRENT ASSETS	$867,145	$879,068
PROPERTY AND EQUIPMENT — NET	—	987

SECURITY DEPOSIT	13,677	13,677

TOTAL ASSETS	$880,822	$893,732

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$85,010	$95,802
Payroll taxes payable (Note 7)	190,694	180,720
Loans payable — including accrued interest	21,601	21,601

TOTAL CURRENT LIABILITIES	$297,305	$298,123

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock - par value $.01 per share; authorized 50,000,000 shares; no shares issued and outstanding	0	0
Common stock - par value $.01 per share; authorized 1,000,000,000 shares; issued and outstanding 678,651,586 and 678,651,586 shares, respectively	6,786,516	6,786,516
Additional paid-in capital	32,431,988	32,431,988
Accumulated deficit	(38,998,473)	(38,920,381)

TOTAL STOCKHOLDER’S EQUITY	583,517	595,609

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$880,822	$893,732

The accompanying notes are an integral part of these financial statements.

KENILWORTH SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE THREE-MONTHS ENDED MARCH 31,

(Unaudited)

	2011	2010

Cash flows from operating activities
Net loss	$(78,092)	$(86,401)
Increase (decrease) in cash attributable to changes in assets and liabilities:
Prepaid expenses	22,500	60,000
Loan Receivable	52,400	52,400
Accounts payable and accrued expenses	(85,010)	(91,611)
Payroll taxes payable	(140,694)	(143,000)
Net cash used in operating activities
Net cash used in investing activities	0	0
Cash flows from financing activities
Proceeds from Paid in Capital
Proceeds from convertible notes payable
Proceeds from sale of common stock	0	421,900
Proceeds from stock subscriptions receivable
Net cash provided by financing activities	0	421,900
Net change in cash
Cash — beginning of period	4,647	123,633
Cash - end of period	$224	$4,647

The accompanying notes are an integral part of these financial statements.

KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Kenilworth Systems Corporation and subsidiaries (“Kenilworth”) beginning as of January 1, 2010 contain all adjustments (consisting of only normal accruals) necessary to present fairly the consolidated balance sheets as of March 31, 2011 and December 31, 2010 and the related statements of operations and cash flows for the three (3) month periods ended March 31, 2011 and 2010  These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on FORM 10-K for the fiscal year ended December 31, 2010.

The results of operations for the three (3) month period ended March 31, 2011 are not necessarily indicative of the anticipated results for the entire year ending December 31, 2011.

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

NOTE 3 - PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Kenilworth Systems Corporation and its wholly owned subsidiaries: Video Wagering Systems Corporation, Roulabette Nevada Corporation, Kenilworth Systems Nevada Corporation, Kenilworth Systems (UK) Limited, Kenilworth Satellite Broadcasting Corporation (a Delaware Corporation), KenSysCo International and Convergent Networks. None of these subsidiaries has any assets or liabilities, except for KenSysCo Corporation.

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

NOTE 6 - NON CASH TRANSACTIONS

Common shares issued for services

2011:

No shares were issued.

2010:

The Company issued six million (6,000,000) shares to Directors and employees as compensation for services rendered in the twelve (12) months ended December 31, 2010.

2009:

The Company issued 23,179,000 shares as compensation for services rendered.  The services were valued at $347,686.

2008:

The Company issued 20,675,000 shares as compensation for services rendered.  The services were valued at $418,500.

PREPAID EXPENSES

Prepaid expenses consist of the unamortized value of stock issued to directors and employees for their services for the twelve (12) month period ending September 30, 2010.  The balance will be amortized on a straight-line basis over the remaining term.  The directors receive no other compensation.

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

None to report.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Since we exited from bankruptcy proceedings on September 23, 1998 we have had no revenues from operations. We sustained substantial losses from general administrative expenses amounting to $38,920,281 through December 31, 2010 and for the three-months ended March 31, 2011 we sustained a loss amounting to $78,092. Kenilworth has had no revenues from operations during the past seventeen (17) years and there can be no assurances that it will ever have revenues from present planned operations.

LIQUIDITY AND CAPITAL RESOURCES

Current management, under the guidance of Dan Snyder, has several plans it hopes to put in place.  Our intentions are to protect the shareholders and Directors and bring the Company into a well run 21st century cutting edge company through the following steps:

a.)           Review the books and records of the Company for the previous six (6) years, have all necessary   filings updated and/or restated as needed, reach agreements with all authorities and present audited financials.

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

Kenilworth has begun a major corporate restructuring designed to focus the Company’s efforts on its core business and maximize shareholder value. A new wholly owned subsidiary, KenSysCo Corp, holds and operates Kenilworth’s intellectual property assets such as the Company’s live-gaming patents and other patents pending. KenSysCo will conduct all operations related to use of the patents in licensed casinos outside of the USA. It is the intention to rapidly develop this subsidiary; then spin it out to existing Kenilworth shareholders in mid-2011 as a publicly traded company.

A second wholly owned subsidiary, Convergent Networks, Inc. was formed to continue and greatly expand Kenilworth’s application of broadband technology in the gaming sector, as well as the broadcast media to support these operations. This subsidiary also intends to acquire companies in the rapidly expanding digital convergence and social networking segments. Mr. Snyder indicated that Kenilworth will likely also spin out this new subsidiary to existing shareholders of Kenilworth in mid-2011.

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

We have as at March 31, 2011 no firm agreements, customers, or proposals for any future business and there can be no assurances that we will ever have same. Reference is also made to each of the “Risk Factors” that are set forth in Item 7 of FORM 10-K for the year ended December 31, 2010.

Where authorized, hotels, resorts, clubs and other public gathering places will be able to offer casino table game action in their establishments without incurring the costs to operate a casino.

We have as at March 31, 2011 no firm agreements, customers, or proposals for any future business and there can be no assurances that we will ever have same. Reference is also made to each of the “Risk Factors” that are set forth in Item 7 of FORM 10-K for the year ended December 31, 2010.

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

Item 7.     EXHIBITS AND REPORTS ON FORM 8-K:

Ex 31.1 Certification of Chief Executive Officer of the Company Required by Rule 13a-14(a) or Rule 15d-14(c) of the Exchange Act

Ex 32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2007.

SUBSEQUENT EVENTS:

As disclosed in the second quarter 2010 10-Q, Mr. Lindo the Chairman and CEO passed away on July 25, 2010.  The Board of Directors implemented the Company’s succession plan, electing Mr. Dan Snyder to carry on Mr. Lindo’s responsibilities as Chief Executive Officer, Chairman of the Board, Chief Financial Officer, President, Treasurer and Director.

The Company issued 2,500,000 of restricted Common Shares through November 11, 2010 in connection with the sale of a Stock Purchase and Option Agreement ($20,000).

The Board of Directors has met several times in the interim to discuss and vote on issues and plans.  The formation of two (2) subsidiaries was announced on October 18, 2010 in a press release (see below).

KENI LWORTH SYSTEM S CORPORATION REORGANIZES

Mineola NY — October 18, 2010 - Kenilworth Systems Corp (OTC: KENS.PK) (“Kenilworth”) today announced a major corporate restructuring designed to focus the Company’s efforts on its core business and maximize shareholder value.

Dan W. Snyder III, President and CEO, said that “The Directors have approved a plan that will break Kenilworth into three companies, each with a well defined area of business. To advance this plan Kenilworth has formed two new subsidiaries.”

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
Chief Executive Officer, President, and Director

May 13, 2011