Form 10-Q
period 2011-06-30
KENILWORTH SYSTEMS CORP
filed 2011-08-15
CIK 55234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      Quarterly report pursuant to Section 13 OR 15(D) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

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

The number of shares of common stock, $.01 par value of the Registrant outstanding as of June 30, 2011 was 774,992,597.

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

Remainder of page intentionally left blank

KENILWORTH SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

AND DEFICIT

AS OF JUNE 30,

(Unaudited)

	For the six-months ended
	June 30,
	2011	2010
	*	**
Revenues
Sales	$0	$0

Expenses
Selling, general and administrative	$(293,983)	$178,117

Other income (expenses)	—	—
Interest income	0	0
Interest expense	(341)	5,210

Total other income (expense)	(341)	5,210

Net Loss *	$(294,324)	$172,907

Basic and diluted loss per share	$.0002	$.0002

Weighted average number of shares outstanding	696,097,092	617,201,586

The accompanying notes are an integral part of these financial statements.

KENILWORTH SYSTEMS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30,

(Unaudited)

	June 30, 2011	December 31, 2010

ASSETS
CURRENT ASSETS
Cash	$25,741	$4,647
Prepaid expenses	9,900	30,000
Loan receivable — from vendors including accrued interest	0	58,600
Receivable from the Estate of Herbert Lindo (Note 8)	785,821	785,821

TOTAL CURRENT ASSETS	$821,462	$879,068
PROPERTY AND EQUIPMENT — NET	—	987

SECURITY DEPOSIT	9,677	13,677

TOTAL ASSETS	$831,139	$893,732

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$45,034	$95,802
Payroll taxes payable (Note 7)	165,938	180,720
Loans payable — including accrued interest	0	21,601

TOTAL CURRENT LIABILITIES	$210,972	$298,123

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock - par value $.01 per share; authorized 50,000,000 shares; 25,000 shares issued and outstanding	$250	0
Common stock - par value $.01 per share; authorized 1,000,000,000 shares; issued and outstanding 774,992,597 and 678,651,586 shares, respectively	7,749,926	6,786,516
Paid-in capital	30,860,562	32,431,988
Accumulated deficit	(39,214,705)	(38,920,381)

TOTAL STOCKHOLDER’S EQUITY	620,167	595,609

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$831,139	$893,732

The accompanying notes are an integral part of these financial statements.

KENILWORTH SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE SIX-MONTHS ENDED JUNE 30,

(Unaudited)

	2011	2010

Cash flows from operating activities
Net loss	$(293,983)	$(172,907)
Increase (decrease) in cash attributable to changes in assets and liabilities:
Prepaid expenses	9,900	60,000
Loan Receivable		52,400
Accounts payable and accrued expenses	(61,234)	(93,419)
Payroll taxes payable	(165,938)	(149,600)
Net cash used in operating activities	(511,255)	303,526
Security deposit	0	(13,677)
Net cash used in investing activities	0	0
Cash flows from financing activities
Proceeds from sale of preferred stock	250,000
Proceeds from sale of common stock	85,500	174,600
Net cash provided by financing activities	335,500	174,600
Net change in cash
Cash — beginning of period	4,647	3,274
Cash - end of period	$25,741	$3,308

The accompanying notes are an integral part of these financial statements.

KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Kenilworth Systems Corporation and subsidiaries (“Kenilworth”) beginning as of January 1, 2010 contain all adjustments (consisting of only normal accruals) necessary to present fairly the consolidated balance sheets as of June 30, 2011 and December 31, 2010 and the related statements of operations and cash flows for the six (6) month periods ended June 30, 2011 and 2010. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on FORM 10-K for the fiscal year ended December 31, 2010.

The results of operations for the six (6) month period ended June 30, 2011 are not necessarily indicative of the anticipated results for the entire year ending December 31, 2011.

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

NOTE 3 - PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Kenilworth Systems Corporation and its wholly owned subsidiaries: Kenilworth Systems Nevada Corporation, Kenilworth Satellite Broadcasting Corporation, KenSysCo Corporation, KenSysCo International and Convergent Networks. None of these subsidiaries has any assets or liabilities, except for KenSysCo Corporation.

NOTE 4 - GOING CONCERN UNCERTAINTY

As indicated in Note 2, the Company exited from Chapter 7 in September 1998 and has not yet commenced revenue producing operations. These factors create uncertainty as to the Company’s ability to operate as a going-concern and continue in business. Management plans to develop a wagering system that allows casino patrons and individuals outside the casino to play along remotely with live in-progress casino table games. The Company continues to obtain the necessary funding by offering its Common Stock and Cumulative Convertible Preferred Shares in private placements to qualified buyers. There can be no assurances the Company can be successful in continuing to obtain such financing.

The accompanying financial statements have been prepared assuming the Company is a going-concern and do not reflect adjustments, if any that would be necessary if the Company were not a going-concern.

NOTE 5 - NON CASH TRANSACTIONS

Common shares issued for services

2011:

The Company issued 28,000,000 shares to directors, officers and employees as compensation for services rendered, valued at $44,000; 45,354,760 shares were issued for legal and consulting services valued at $257,376 and a vendor debt was settled for 1,875,000 shares, valued at $12,200.

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

PREPAID EXPENSES

Prepaid expenses consist of consulting retainers and the unamortized value of stock issued to directors for their services for the twelve (12) month period ending June 30, 2011.  The balance will be amortized on a straight-line basis over the remaining term.  The directors receive no other compensation.

NOTE 6 — PAYROLL TAXES PAYABLE

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

NOTE 7 - RECEIVABLE FROM HERBERT LINDO

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

At a regular meeting of the Board of Directors in July 2008, the Board unanimously approved (with Mr. Lindo abstaining) to extend the $750,000 loan until December 31, 2009, provided Mr. Lindo agreed to pay a nominal one and one-half percent (1.5%) interest from November 2006. Mr. Lindo provided his services to the company without any remuneration.  The loan remains open.  The Company will look to the Estate of Herbert Lindo for payment.

NOTE 8 - SUBSEQUENT EVENTS

None to report.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Since we exited from bankruptcy proceedings on September 23, 1998 we have had no revenues from operations. We sustained substantial losses from general administrative expenses amounting to $38,920,281 through December 31, 2010 and for the six-months ended June 30, 2011 we sustained a loss amounting to $293,983. Kenilworth has had no revenues from operations during the past seventeen (17) years and there can be no assurances that it will ever have revenues from present planned operations.

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

Kenilworth has begun a major corporate restructuring designed to focus the Company’s efforts on its core business and maximize shareholder value. A new wholly owned subsidiary, KenSysCo Corporation, holds and operates Kenilworth’s intellectual property assets such as the Company’s live-gaming patents and other patents pending. KenSysCo will conduct all operations related to use of the patents in licensed casinos outside of the USA. It is the intention to rapidly develop this subsidiary; then spin it out to existing Kenilworth shareholders as a publicly traded company.

A second wholly owned subsidiary, Convergent Networks, Inc. was formed to continue and greatly expand Kenilworth’s application of broadband technology in the gaming sector, as well as the broadcast media to support these operations. This subsidiary also intends to acquire companies in the rapidly expanding digital convergence and social networking segments. Mr. Snyder indicated that Kenilworth will likely also spin out this new subsidiary to existing shareholders of Kenilworth in the very near future.

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

It will be necessary for us to obtain additional personnel qualified and with the expertise to further develop and market our technologies. We would require additional employees and several more consultants and there can be no assurances of our being able to obtain the necessary personnel. There can be no assurances of the availability of any such employees and consultants.

COMPETITION

Many segments of the gaming industry are characterized by intense competition, with a large number of companies offering the same type of wagering products and services. None of these companies, at present, are believed to offer the same or similar equipment or systems. The most likely competition will come from slot machine manufacturers who could relatively quickly adapt slot machines to play along with live casino table games. We believe there are three (3) major slot machine manufacturers in the world, all of which have vastly greater capital resources and substantially more personnel than the Company and may have under development systems that directly compete with our technology.

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

PATENTS, TRADEMARKS AND INTELLECTUAL PROPERTY

Our most important assets are Patents we have acquired.  Our patents are filed in major industrialized countries around the world and are approved, both in Russia and recently in China and Japan, after a seven (7) year delay. The Patent granted on June 10, 2003 was titled “SYSTEM AND METHOD FOR REMOTE ROULABETTE AND OTHER GAME PLAY USING GAME TABLE AT A CASINO” and Patent Application filed October 15, 2003, was titled “METHOD AND SYSTEM FOR SUPPLYING FUNDS TO A TERMINAL FOR REMOTE WAGERING”.

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
Chief Executive Officer, President and Director
August 15, 2011