Form 10-Q/A
period 2011-06-30
KENILWORTH SYSTEMS CORP
filed 2011-09-14
CIK 55234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

Condensed Consolidated Statements of Operation (and Deficit) (unaudited) – Six-months ended June 30, 2011 and 2010

Condensed Consolidated Balance Sheets (unaudited) — June 30, 2011 and December 31, 2010

Condensed Consolidated Statements of Cash Flows (unaudited) – Six-months ended June 30, 2011 and 2010

Condensed Notes to Consolidated Financial Statements (unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk — Not Applicable

Item 4.	Controls and Procedures

Part II.	Other Information

Item 1.	Description of Business

Item 2.	Legal Proceedings

Item 3.	CHANGE IN SECURITIES:

Item 4.	DEFAULT UPON SENIOR SECURITIES:

Item 5.	OTHER INFORMATION:

Item 7.	Exhibits

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

KENILWORTH SYSTEMS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30,

(Unaudited)

	June 30, 2011	December 31, 2010

ASSETS
CURRENT ASSETS
Cash	$25,741	$4,647
Prepaid expenses	9,900	30,000
Loan receivable — from vendors including accrued interest	0	58,600
Receivable from the Estate of Herbert Lindo (Note 8)	785,821	785,821

TOTAL CURRENT ASSETS	$821,462	$879,068
PROPERTY AND EQUIPMENT — NET	—	987

SECURITY DEPOSIT	9,677	13,677

TOTAL ASSETS	$831,139	$893,732

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$45,034	$95,802
Payroll taxes payable (Note 7)	165,938	180,720
Loans payable — including accrued interest	0	21,601

TOTAL CURRENT LIABILITIES	$210,972	$298,123

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock - par value $.01 per share; authorized 50,000,000 shares; 25,000 shares issued and outstanding	$ 250	0
Common stock - par value $.01 per share; authorized 1,000,000,000 shares; issued and outstanding 774,992,597 and 678,651,586 shares, respectively	7,749,926	6,786,516
Paid-in capital	30,860,562	32,431,988
Accumulated deficit	(39,214,705)	(38,920,381)

TOTAL STOCKHOLDER’S EQUITY	620,167	595,609

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$831,139	$893,732

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
Chief Executive Officer, President and Director
August 15, 2011

FORM 10-Q

Quarter ended June 30, 2011

Rule 13a-14(a)/15d-14(a) Certifications

CERTIFICATIONS

I, Dan W. Snyder, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Kenilworth Systems Corporation;

2.     Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.    Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.    The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)     Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)    Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)     Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.     The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)     All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 15, 2011

/s/ Dan W. Snyder
Chief Executive Officer, President and Director

FORM 10-Q

Section 1350 Certifications

Quarter ended June 30, 2011

I, Dan W. Snyder, Chief Executive Officer, President, and Director of Kenilworth Systems Corporation (the “Company”), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that to the best of my knowledge:

(1)    the Quarterly Report on Form 10-Q of the Company for the second quarter ended June 30, 2011 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2)    the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  August 15, 2011

/s/ Dan W. Snyder
Chief Executive Officer, President and Director