Form 10-K
period 2020-12-31
KENILWORTH SYSTEMS CORP
filed 2021-08-11
CIK 55234

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2020

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from _________ to__________.

Commission file number 0-08962

KENILWORTH SYSTEMS CORPORATION
(Exact name of registrant as specified in its charter)

NEW YORK	84-1641415
(State of incorporation)	(IRS Employer Identification No.)
185 WILLIS AVE
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☐     No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such a shorter period that the registrant was required to submit such files). Yes ☐     No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐
(Do not check if a smaller reporting company)

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the Registrant based on the closing price as reported on the Pink Sheet Market as of June 30, 2021 is $395,624. As of December 31, 2020, 6,818,435 Shares of the Registrant’s Common Stock, $0.01 par value, were outstanding.

Disclaimer:

Kenilworth’s prior 10-K for the period ended December 31st, 2010, is a carry forward FORM 10 audit that will complete this update. The Company’s management team has changed. Management is dependent on the probability that financial information contained in the Company’s previous 10-Qs and 10-Ks is correct. The Company actively engaged in the process of hiring an accounting firm to review and audit the books of the corporation retroactively to 2010 when the last audited statements were filed in the 2010 10-K. This current audit contains financials and Matter changes through December 31st, 2019, through December 31st, 2020

We plan to continue the presentation of the financials as presented in the last 10-K audit of December 31st 2010 If it becomes necessary (a strong possibility) we will restate them in a form acceptable by the S.E.C. We shall also continue to use the format used in the previous filings to avoid confusion.

We believe that all material transactions have been disclosed in this 10-K, but an audit could reveal additional items. The aggregate market value of the registrant’s Common Stock held by non-affiliates of the Registrant based on the closing price as reported on the Pink Sheet Market as of July 29, 2021 is $.025.

Remainder of page intentionally left blank

2

FORWARD LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K contains certain forward-looking statements and Risk Factors. We expressly disclaim any obligations on undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or to reflect any change in events, conditions, or circumstances on which any such forward-looking statement is based in whole or in part.

Readers should amongst the other statements contained herein and future filings with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed, carefully review in Item 7 the following: “Cautionary Statements for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995 and Risk Factors”. All the Risk Factors contained therein should be carefully read.

INTRODUCTORY NOTE TO PART IV

The Amendment No. 1 on FORM 10-K filed to restate certain amounts which changed as the results of having been ordered by the Securities and Exchange Commission to file the Company’s Financials as a “Development Stage Company” from the period beginning November 24, 1998 to December 31, 2008, the elimination of $4,256,926, which was the amount the Company disbursed on or about September 28, 1998 to exit from Chapter 7 Bankruptcy Proceedings, and certain adjustments to losses sustained for the periods ended December 31, 2002, 2003 and 2004 for having discounted Convertible Promissory Notes from between ten cents ($0.10) per share and twelve cents ($0.12) per share to five cents ($0.05) per share. The Company also added in PART II Item 5 — MARKET PRICES OF THE COMPANY’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS: d) The Company has outstanding at December 31st, 2020 6,818,435 Common Shares. The Company issued no restricted Common Shares since December 31, 2012. All the restricted shares may have the restrictions lifted pursuant to new Rule 144 B within six (6) months which could potentially have an adverse effect on the trading price of the Company’s Common Stock.

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

ITEM 1— DESCRIPTION OF BUSINESS

PART 1

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

GENERAL

Since early in the year 2019 we have been solely engaged in developing patents, markets and investigating how best to obtain Governmental approvals, by engaging lobbyists and consultants that would allow Internet, television, satellite, cable subscribers.

Kenilworth Systems is a leader in developing state of the art software for corporate licensing relating to technological design fields. Kenilworth’s revenues will generate from its licenses and patents 49% interest in a joint-venture operation to develop on- line secure tools for its clients and vendors of clients.

EMPLOYEES

Kenilworth, at present, has no employees

Remainder of page intentionally left blank

6

BACKLOG

We do not have any backlog.

ITEM 2 — PROPERTIES

Since the last filing Kenilworth has relocated the corporate offices to Daytona Beach, FL

ITEM 3 — LEGAL PROCEEDINGS

Since exiting from Chapter 7 Bankruptcy Proceedings on September 23, 1998, Kenilworth has not been involved in any significant legal proceedings.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages and positions held by each of Kenilworth’s directors and executive officers are as follows:

NAME	AGE	OFFICES AND POSITIONS HELD	FIRST ELECTED OFFICER OF KENILWORTH
DAN W. SNYDER	69	CHAIRMAN OF THE BOARD, PRESIDENT AND CHIEF EXECUTIVE OFFICER	2010
PETER ZOMPA	53	CORPORATE SECRETARY	2020

All of the above Executive Officers and Directors have been elected to serve until the next Annual Meeting of Shareholders or until their respective successors are elected and qualified. The Board presently anticipates that the next Shareholders Meeting will be held during the3rd quarter period of 2021.

PART II

ITEM 5 — MARKET PRICES OF THE COMPANY’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

(a) Kenilworth exited from Bankruptcy Proceedings in September of 1998, its Common Stock which had been trading on the NASDAQ National Market, is now trading on the OTC Pink Sheets under the old trading symbol KENS”. The following table sets forth high and low closing sales prices for our Common Stock, as reported on the OTC Pink Sheets.

2018	LOW	HIGH

January 1, 2018 Through March 31, 2018	$0.05	0.125
April 1, 2018 Through June 30, 2018	$0.03	$0.05
July 1, 2009 Through September 30, 2018	$0.03	$0.03
October 1, 2009 Through December 31, 2018	$0.011	$0.012

2019	LOW	HIGH
January 1, 2019 Through March 30, 2019	$0.015	$0.0161
April 1, 2019 Through June 30, 2019	$0.0161	$0.035
July 1, 2019 Through September 30, 2019	$0.0131	$0.03
October 1, 2019 Through December 31, 2019	$0.0071	$0.001

2020

2020	LOW	HIGH

January 1, 2020 Through March 31, 2020 $	0.0211	$0.065
April 1, 2020 Through June 30, 2020	$0.0211	$0.349
July 1, 2020 Through September 30, 2020	$0.04	$0.08
October 1, 2020 Through December 31, 2020	$0.012	$0.05

(b) Holders. There were approximately 2,587 registered holders of record of Common Stock plus an undetermined number of beneficial holders (in banks and brokerages) of Kenilworth as of December 31st, 2020.

(c) Dividends. Kenilworth has not paid any dividends on its Common Stock. We plan to apply any earnings it achieves to expansion of the business and do not expect to pay any dividends in the foreseeable future.

(d) No underwriters were involved in the sale of the unregistered Convertible Promissory Notes and Stock Purchase and Option Agreements. Exemption from registration is claimed under Section 4(2) of the SEC Act of 1933 as amended..

(e) The Company has outstanding 6,818,435 Common Shares. All the restricted shares may have the restriction lifted pursuant to new SEC Rule 144 B within six (6) months of acquisition which may substantially depress the trading price of the Company’s stock.

ITEM 6 — SELECTED FINANCIAL DATA

The following table summarizes certain selected financial data and is qualified by reference to, and should be read in conjunction with, the Financial Statements and related Notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.

Selected Financial Data for the three (3) years ended December 31, 2020, are as follows:

SUMMARY OF OPERATIONS

	2020	2019	2018
Net income/ (loss) from operations	$(10,110)	$(21,608)	$(1,392)
Other income / (loss)	$—	$—	$244,719
Net loss accumulated	$(10,110)	$(21,608)	$(246,111)
Loss per common share	$(0.0015)	$(0.0032)	$(0.0361)
Loss per common share — diluted	$(0.0015)	$(0.0032)	$(0.0360)
Consolidated balance sheet data:
Total current liabilities	$—	$—	$—
Stockholders’ Equity (deficit)	$1,990	$12,000	$33,608

ITEM 7 — MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion following should be read in conjunction with, and is qualified in its entirety by, the financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

(A) RESULTS OF OPERATIONS

Since we exited from bankruptcy proceedings on September 28, 1998, we have had no revenues from operations, and therefore sustained losses from operating expenses amounting to $21,608.26 in 2019 and $10,110.00 in 2020. Kenilworth has had no revenues from operations since exiting from Bankruptcy Proceedings in September 1998.

(B) LIQUIDITY AND CAPITAL RESOURCES

Kenilworth has not conducted any new business operations since 1991. In 2019 and 2020, the current audit shows stock dilution value of .0032 and.0015 respectively.

Presently Kenilworth Systems Corporation is a leader in developing state of the art software for corporate licensing relating to technological design fields. Kenilworth’s revenues will generate from its licenses and patents 49% interest in a joint-venture operation to develop online secure tools for its clients and vendors of clients.

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

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information included in this Annual Report on this Form 10-K contains statements that are forward-looking, including, but not limited to, statements relating to our business strategy and development activities as well as other capital spending, financing sources, the effects of regulation (including gaming and tax regulations), expectations concerning future operations, margins, profitability and competition. Any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward- looking statements. Without limiting the generality of the foregoing, in some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “would,” “could,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “continue” or the negative of these terms or other comparable terminology. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by us. These risks and uncertainties include, but are not limited to, our lack of recent operating history, existing management, general domestic or international economic conditions, pending or future legal proceedings, changes in federal or state tax laws or the administration of such laws, changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions), applications for licenses and approvals under applicable jurisdictional laws and regulations (including gaming laws and regulations). You should not place undue reliance on any forward-looking statements, which are based only on information currently available to us. We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date of this 10-K report for the year ended December 31, 2020, and subsequent events reported in this FORM 10-K.

Risk & Uncertainties

Due to the global pandemic of COVID-19, Kenilworth Systems Corporation, in the midst of reorganizing, was stymied in its redevelopment and continuation. Many agencies were closed and not available for assistance during this unprecedented period. These agencies were paramount in the development, continuity, and chronological growth of the corporation. Risk and uncertainties certainly derive from the above statement however, Kenilworth Systems Corporation is determined and will strive and continue to make every effort to move forward in its reorganization and development.

Going Concern

In efforts to help Kenilworth Systems Corporation reorganize and restructure its business model the company has begun looking into proprietary data protection We have no way to predict the future of this company however and currently, the corporation shows strong signs of financial growth moving into 2021. They are in discussions with a prominent data company that will help grow and sustain Kenilworth as a solid intellectual property service provider.

RISK FACTORS

NO OPERATING HISTORY

We have had no new revenues from operations since 1991. We exited from bankruptcy proceedings in 1998 without assets and liabilities. We have had no revenues from operations since then and we may never have any revenues from operations in the future, which may result in the termination of our business.

WE HAVE NO WORKING CAPITAL

As of December 31, 2020, the working capital of Kenilworth was $1,890.00. We have also been able to obtain working capital from investors that purchase Convertible Promissory Notes, Stock Purchase and Options Agreements and by issuing restricted Common Shares for services rendered.

OUR BUSINESS IS ONLY IN THE PLANNING STAGE

As of December 31st, 2020, Kenilworth Systems Corporation is looking forward to modifying its current structure into a Corporate Holding Company. The process for this continuation is currently under discussions and once completed, in the next couple of months, once initiated, will be available for use in holding data assets, such as intellectual patents and other proprietary property from around the world.

RAPID CHANGES IN TECHNOLOGY

Technology in general is subject to rapid change. Kenilworth will need to maintain an ongoing research and development effort of which there can be no assurances of success or availability of funds.

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

WE WERE GRANTED A PATENT FOR THE VARIOUS ASPECTS OF SIMULCAST WAGERING

On June 10, 2003, the U.S. Patent for the various aspects of wagering on live in-progress casino table games was granted by the U.S. Patent Office to Herbert Lindo, the Inventor and which Patent was assigned by Herbert Lindo to the Company in August 2000. We filed the Patent for approval in fifty-one (51) countries in the industrialized world including Russia and China. There can be no assurances that foreign patents will be issued, and the challenges will not be instituted against the validity or enforceability of our patent.

Herbert Lindo also filed two (2) Patents in the U.S. Patent Offices in September and October 2004 which Patents have been published to use lottery terminals to accept deposits for wagers placed with the TV set top boxes and the use of Play Cards similar to lottery tickets, which have also been assigned to the Company by Herbert Lindo. A Patent Application for Multi-Use Gaming Machines invented by Herbert Lindo and Gordon Coplein, Esq. was published on February 1, 2007 and assigned, by the inventors, to Kenilworth. As of December 31st, 2020, The company is no longer engaged in any wagering of any kind, the aforementioned patent is held by Kenilworth Systems Corporation for future uses

OUR OFFICERS AND DIRECTORS WILL HAVE SIGNIFICANT CONTROL OVER US AND MAY APPROVE OR REJECT MATTERS CONTRARY TO A VOTE OF OUR SHAREHOLDERS

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

SHARES ELIGIBLE FOR FUTURE SALE COULD CAUSE OUR STOCK PRICE TO FALL

If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock would most likely fall. As of December 31, 2020 the company has plans to return preferred stock to the treasury to generate more common stock.

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

ITEM 9 — CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company hired an independent in 2021 Therefore, all financials are currently being audited. The company is working hard to have this completed in 2021

ITEM 9A — CONTROLS AND PROCEDURES

a.) Disclosure Controls and Procedures

The Company has evaluated, under the supervision and with the participation of the Company’s management including the Company’s Chairman, Chief Executive Officer who is also its Financial Officer. The effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15 (e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Report. Because of the inherent limitations in all control systems, evaluation of controls can provide only reasonable assurance that all control issues and instances of fraud, if any, within the Company have been detected. However, based on that evaluation, the Company’s Chairman and Chief Executive Officer who is also the

The Company’s Chief Financial Officer has concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Report at a reasonable assurance level.

b.) Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the annual period ending December 31, 2020, that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART III

ITEM 10 — DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position
Dan W. Snyder	69	Director, Chairman of the Board, President and Chief Executive Officer
Peter Zompa	53	Corporate Secretary

Dan W. Snyder has been Chairman, President and CEO of Kenilworth since August 1, 2010. Dan Snyder is the fourth generation of a Chicago family of Engineers, Builders and Developers. Mr. Snyder operated his own commercial real estate brokerage and development business in downtown Chicago for 20 years before retiring in the mid-90s. He was very active in the Chicago Political Civic and Business Communities over the years. He consulted with Herbert Lindo for many years as he was accumulating Kenilworth stock and is now a substantial stockholder. Mr. Snyder at the behest of the Board of Directors moved to New York on four days’ notice to maintain continuity after the unexpected death of Herbert Lindo. Mr. Snyder devotes most of his time to the business of Kenilworth.

Peter Zompa, Secretary of Kenilworth, who currently practices in Florida. Mr. Zompa owns a private practice accounting firm in Florida

CRIMINAL/BANKRUPTCY/SEC VIOLATIONS WITHIN THE LAST FIVE (5) YEARS

NONE

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires Kenilworth’s Executive Officers and Directors, and persons who beneficially own more than ten percent (10%) of our Common Stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Executive Officers, Directors and greater than ten percent (10%) beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Through December 31, 2018 no one owned more than ten percent (10%) of our Common Stock. As of December 31, 2020, and through this filing date, no one owns more than ten percent (10%) of the common stock.

AUDIT COMMITTEE AND CHARTER

The following Charter has been adopted with respect to an Audit Committee:

The Audit Committee of the Board of Directors (the “Audit Committee”) shall have the responsibility to assist the Board of Directors in fulfilling its fiduciary and other obligations with respect to accounting and financial matters. Specifically, and without limiting the generality of the foregoing, the Audit Committee shall:

The Audit Committee will be composed of at least three (3) Independent Directors.

1.)

Review the adequacy and effectiveness of the Company’s system of internal financial controls and accounting practices to achieve reliability and integrity in the Company’s financial statements and initiate such examinations of such controls and practices as the Audit Committee deems advisable.

2.)	Review the qualification, performance and independence of the Company’s independent auditors and recommend independent auditors for appointment annually by the Board of Directors.

3.)	Prior to the commencement of the Company’s annual external audit, review with the Company’s independent auditors the scope of their audit function and estimated audit fees.

4.)	Subsequent to completion of the Company’s annual external audit, review the report and recommendations of the independent auditors with the independent auditors and the Company’s management.

5.)	Review the annual and quarterly financial statements of the company and other financial disclosures of the Company and the accounting principles being applied in such statements and disclosures.

6.)	Review the authority and duties of the Company’s chief financial officer and chief accounting officer and the performance by each of them of their respective duties.

7.)

Review the insurance programs for the Company including professional malpractice, general liability, director and officer liability and property insurance, and the insurers carrying the Company’s insurance

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

ITEM 11 — EXECUTIVE COMPENSATION

a.)	There was no exercise of options and SARs during the fiscal year ended December 31, 2020.

Aggregated Option/SAR Exercises in Last Fiscal Year

And FY-End Option/SAR Values

NONE

b.)	The Registrant has no employment agreements with any of its Executive Officers or Directors.

c.)	The Registrant has no compensation committee at this time.

d.)	Stock Performance Graph is not applicable.

TOTAL RETURN TO SHAREHOLDERS

(DIVIDENDS REINVESTED MONTHLY)

Kenilworth has not declared a dividend since its inception in 1968.

e.)	The following table sets forth the total compensation of the President and each Executive Officer of Kenilworth whose total salary and bonus exceeds $100,000.

No Executive Officer received any compensation more than $100,000 during the past three (3) fiscal years.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of December 31, 2020 the ownership with respect to each Executive Officer and Director and each person known to beneficially own more than five percent (5%) of the Company’s Common Stock.

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

BENEFICIAL OWNERSHIP TABLE

NAME AND ADDRESS OF BENEFICIAL OF BENEFICIAL OWNER	TITLE OF CLASS OWNERSHIP	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP	PERCENT OF CLASS

Daniel W Snyder
721 S Beach St #202 Dayton Beach, FL 32114	Common Stock $ 0.01 par value	20,500	.30%

The total number of shares beneficially owned by all Directors and Executive	Common Stock
Officers	$ 0.01 par value	17,500	.25%
		38,000	.55%

The percentage of class has been determined with 6,818,435 shares issued and outstanding on December 31, 2020.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

NONE

ITEM 14 — PRINCIPAL ACCOUNTING FEES AND SERVICES

During the years ended December 31, 2020 and 2019, the Company incurred auditing expenses of approximately $15,000. There were no other audit related services or tax fees incurred.

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

Remainder of page intentionally left blank

Report of the Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Kenilworth Systems Corporation

Opinion on the Financial Statements

We have audited the accompanying statement of financial condition of Kenilworth Systems Corporation (the “Company”) as of December 31,2019 and December 31,2020 and the related statements of operations, changes in stockholder’s equity and cash flows for the year the ended December 31,2019 and December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31,2019 and December 31, 2020, and the results of its operations and its cash flows for the year the ended December 31,2019 and December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has a going concern due to lack of source of revenue and net loss from operations during the audited periods. The above condition raises substantial doubt about the Company’s ability to continue as a going concern. Further information and management’s plan regarding this uncertainty were also described in Note 7. The Financial Statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statement. We believe that our audits provide a reasonable basis for our opinion.

/s/ AJSH & Co LLP

We have served as the Company’s Auditor since 2021.

New Delhi, India

July 30, 2021

KENILWORTH SYSTEMS CORPORATION

BALANCE SHEETS

	As of December 31, 2020	As of December 31, 2019
ASSETS
Current Assets
Bank	$990	$—

Due from Related Party	$900	$12,000

Total current assets	$1,890	$12,000

TOTAL ASSETS	$1,890	$12,000

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
	$—	$—

Total current liabilities	$—	$—

Total other liabilities	$—	$—
TOTAL LIABILITIES	$-	$-

Stockholders’ Equity
Series A convertible preferred stock, par value $.01 - authorized 50,000, shares, 25,000 shares issued and outstanding	$250	$250
Series B convertible preferred stock, par value $.01 - authorized 300,000 shares, -0- shares issued and outstanding	$—	$—
Series C convertible preferred stock, par value $.01 - authorized 10,000 shares, 1,000 shares issued and outstanding	$10	$10
Common stock, par value $.01 - authorized 1,000,000,000 shares, 6,818,435 shares issued and outstanding,	$68,184	$68,184
Additional paid-in-capital	$39,195,858	$39,195,858
Accumulated deficit	$(39,262,412)	$(39,252,302)
Total stockholders’ equity	$1,890	$12,000
Total liabilities and stockholders’ equity	$1,890	$12,000

The Accompanying notes are an integral part of these financial statements.

Remainder of page intentionally left blank

KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES

STATEMENTS OF OPERATIONS

	YEAR ENDED DECEMBER 31,	YEAR ENDED DECEMBER 31,
	2020	2019
Operating revenue:
Revenue	$—	$—
Total revenue	$—	$—

Operating expenses:

Bank Charges & Fees	$110	$60
Legal & Professional Services	$10,000	$19,455
Miscellaneous	-	$2,093
Total operating expenses	$10,110	$21,608

Loss from operations	$(10,110)	$(21,608)

Other Income (expenses)
Total other income/(expense)	$—	$—

Net Income/ loss	$(10,110)	$(21,608)

Earnings per share
Basic	$(0.0015)	$(0.0032)

The accompanying notes are an integral part of these financial statements.

Remainder of page intentionally left blank

KENILWORTH SYSTEMS CORPORATION

STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31, 2020		YEAR ENDED DECEMBER 31, 2019
Cash flows from operating activities:			$-
Net loss from continuing operations attributable to		$(10,110)	$(21,608)
common stockholders
Adjustments to reconcile net loss to net
cash used in operating activities:
Preferred stock issued for services		$—	$—
Changes in:
Receivables		$11,100	$21,608

Net cash used in operating activities		$990	$—

Cash flows from investing activities		$—

Net cash used in investing activities	$		$—

Cash flows from financing activities

Net cash provided by financing activities		$—	$—

Net increase in cash		$990	$—

Cash, beginning of period		$0	$0
Cash, end of period		$990	$0

The accompanying notes are an integral part of these financial statements.

Remainder of page intentionally left blank

KENILWORTH SYSTEMS CORPORATION AND

CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Series A Preferred Stock		Series C Preferred Stock		Additional		Total
	PAR		PAR		PAR		Paid-in	Accumulated	Shareholders
Shares	Shares	Value	Shares	Value	SHARES	Value	Capital	Loss	Equity
Balance December 31, 2018	6,818,435	$68,184	25,000	$250	1,000	$10	$39,195,859	$(39,230,694)	$33,608

Net gain/(loss)			—	$—	—	$—		$(21,608)
Balance December 31, 2019	6,818,435	$68,184	25,000	$250	1,000	$10	$39,195,859	$(39,252,302)	$12,000

Subscription Receivable - common stock							$0
Net gain/(loss)			—	$—	—	$—		$(10,110)
Balance December 31, 2020	6,818,435	$68,184	25,000	$250	1,000	$10	$39,195,859	$(39,262,412)	$1,890

The accompanying notes are an integral part of these financial statements.

Remainder of page intentionally left blank

KENILWORTH SYSTEMS CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 1 — THE COMPANY AND NATURE OF BUSINESS

Kenilworth Systems Corporation (the “Company”) was incorporated in New York in April 1968 and completed an S-1 Registration in August 1968. The Company was engaged in the development and eventual by outsourcing the manufacture of the terminals that will permit individuals to play along with live in-progress casino table games at locations inside and outside the casino confines (remote locations). Games would have been available via TV simulcast of digital satellite and digital cable broadcasts to individuals at homes, offices and public gathering places and wherever television sets are located around the world. The Company’s business remained in continuous development stage although it completed a nine-million-dollar ($9,000,000) contract with the Totalizator Agency Board (“TAB”), a state government agency of Victoria, Australia, while being in voluntary bankruptcy reorganization under Chapter 11, of the United States Bankruptcy Code. Successful execution of its business plan was dependent upon factors such as: the ability to raise substantial capital and assemble a skilled and experienced management team, obtaining regulatory approval from gaming authorities and other governmental bodies, customer acceptance of a new experience in casino gaming, and technological feasibility.

Since early in the year 2019 we have been solely engaged in developing patents, markets and investigating how best to obtain Governmental approvals, by engaging lobbyists and consultants that would allow Internet, television, satellite, cable subscribers. Kenilworth Systems is a leader in developing state of the art software for corporate licensing relating to technological design fields. Kenilworth’s revenues will generate from its licenses and patents 49% interest in a joint-venture operation to develop on- line secure tools for its clients and vendors of clients

As of December 31st, 2020, Kenilworth Systems Corporation is looking forward to modifying its current structure into a Corporate Holding Company with well-seasoned, yet entirely unused, wholly owned subsidiaries. During this time of favorable world business conditions these subsidiaries will be used offering an ‘Umbrella of Safety’ worldwide. The process for this continuation is currently under discussions and once completed, in the next couple of months,

As of December 31, 2020 the Company has no subsidiaries. None of the subsidiaries ever contained any assets or liabilities. None had operational bank accounts, and all were defunct and closed by the respective states for non-filing of annual reports prior to December 31st 2012.

The accompanying financial statements have been prepared assuming the Company is a going concern and do not reflect adjustments, if any, that would be necessary if the Company were not a going concern.

The company had no ability to collect the $ 1,027,738 and $ 784,655 in open Assets and Liabilities as of December 31st, 2012. This has been committed to the accumulated deficit of the company as of December 31st, 2018. All company balance sheet activities assets and liabilities have been adjusted off the company’s current corporate financials as noted in the NYS Statute of Limitations (SEE: Opinion Letter SEC attorney Matthew McMurdo dated June 22, 2021) and due to lack of collection efforts since the company had no ability to pay or sustain employees, and many of the company’s vendors went out of business or were closed in the above-mentioned time frame. The remaining events remain open. (1) Loan Payable to Officer for $35,000. This liability is being paid within three months as noted in a signed corporate letter of “Written Consent” by the current President Dan Snyder, dated May 26th, 2021.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

This summary of significant accounting policies of Kenilworth Systems Corporation (“the Company”) is presented to assist in understanding the Company’s financial statements. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the accompanying financial statements. The Company has elected a fiscal year-end of December 31.

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

KENILWORTH SYSTEMS CORPORATION

FINANCIAL STATEMENTS — (CONTINUED)

Cash and cash equivalents

The Company considers all highly liquid debt instruments with an original maturity of three months or less when purchased to be cash equivalents. There were cash equivalents at December 31, 2020.

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

Fair value of financial instruments

Financial instruments reported in the balance sheet consist of accounts payable and loans payable, the carrying value of which approximated fair value as of fiscal year December 2020 The fair value of the financial instruments disclosed are not necessarily representative of the amount that could be realized or settled nor does the fair value amount consider the tax consequences of realization or settlement.

Stock-based compensation

The Company has adopted SFAS No. 123 “Accounting for Stock Based Compensation” which requires it to recognize stock awards granted to employees and non-employees as compensation expense based on the fair market value of the stock award or fair market value of the goods or services received, whichever is more reliably measurable.

Since December 31st 2019 there has been minimal activity and stock movement.

NOTES TO FINANCIAL STATEMENTS — (CONTINUED)

Loss per share

Basic loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding, plus the weighted average number of net shares that would be issued upon the exercise or conversion of dilutive securities, such as stock options and warrants, and convertible debt. There were no dilutive securities outstanding as of December 31, 2020.

Accordingly, diluted loss per share for 2020 is the same as basic loss per share.

New Authoritative Accounting Pronouncements

The Company does not anticipate the adoption of recently issued accounting pronouncements will have a significant impact on its results of operations, financial position or cash flows.

NOTE 3 – CASH

Cash includes a bank balance of $ 990 as on Dec 31, 2020 and $Nil as on Dec 31, 2019.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2020 and December 31, 2019, the officers of the Company incurred an expense of $5,000 and $21,608 respectively, As of December 31, 2020 and December 31, 2019, the Company has a receivable of $900 and $12,000 from Mr. Dan W. Snyder, President and Chief Executive Officer of the Company.

KENILWORTH SYSTEMS CORPORATION

FINANCIAL STATEMENTS — (CONTINUED)

NOTE 5 – INCOME TAXES

For the year ended December 31, 2020 and 2019, the Company has no provision for income taxes. The Company has had no revenues from operations since exiting Bankruptcy Proceedings in September 1998.

The difference between the U. S. federal tax rate and the Company’s effective tax rate i.e. zero in 2019 and 2020 is due primarily to changes in the valuation allowance related to the net deferred tax asset, offset by certain nondeductible expenses.

Deferred tax assets:

	2020	2019
Net operating losses* $	10,110	$21,608
Less: Valuation allowance	$10,110	$21,608

Net deferred tax assets	$0.00	$0.00

*Carryforward

The benefits of net operating losses will not be recognized until management determines that realization is more likely than not to occur. Accordingly, management has established a valuation allowance to offset the tax benefits of net operating losses for all periods presented. As of December 31, 2020 the Company has an accumulated deficit or net operating loss carryover of approximately $39,262,412 available to offset future income for income tax reporting purposes, which will expire in various years through 2024, if not previously utilized. Utilization of NOL carry-forwards may be limited under various sections of the Internal Revenue Code depending on the nature of the Company’s operations.

NOTE 6 — COMMON STOCK AND PREFERRED STOCK

Authorized shares

Fiscal 2020 and 2019; Currently no additional shares have been issued or released. The Company is authorized to issue up to 1,000,000,000 shares of Common Stock, up to 50,000 shares of Preferred Stock A, up to 3,00,000 shares of Preferred Stock B and up to 10,000 shares of Preferred Stock C. Both classes have a par value of $.01 per share. The rights and preferences of the preferred shares will be designated by the Board of Directors.

Sales of unregistered common stock

As of fiscal 2020 and 2019, there has been no sale of unregistered common stock..

NOTE 7 — GOING CONCERN

For the years ended December 31, 2020 and December 31, 2019 the Company incurred net losses of approximately $10,110 and $21,608 respectively. Also, it has not yet received any revenues from its operations. These factors create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

The ability of the Company to continue as a going concern is dependent on the Company generating cash from the sale of its common stock and/or obtaining debt financing and attaining future profitable operations. Management’s plans include selling its equity securities and obtaining debt financing to fund its capital requirement and ongoing operations; however, there can be no assurance the Company will be successful in these efforts.

NOTE 8 — SUBSEQUENT EVENTS

The Company issued 2,685,750 shares of common stock after December 31, 2020. Management performed an evaluation of Company activity through July 30, 2021, and has concluded that there are no further events requiring disclosure through the date these financial statements are issued.

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

NAME	TITLE	DATE

/s/ Dan W. Snyder	Director	August 11, 2021
Dan W. Snyder

/s/ Peter Zompa	Secretary	August 11, 2021
Peter Zompa

