Form 10-Q
period 2021-03-31
KENILWORTH SYSTEMS CORP
filed 2021-08-26
CIK 55234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 OR 15(D) of the Securities Exchange Act of 1934

For the quarterly period ended March 31st, 2021

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐      No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐      No ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

The Company’s management has always objected to the SEC designation as a Development Stage Company. The Company made a one hundred percent (100%) cash distribution to all approved creditors and paid in full all administrative fees and expenses when we exited from Bankruptcy Proceedings.

The Development Stage Company designation ONLY applies to Bankrupt Companies that exit from Bankruptcy Proceedings that do not pay all approved creditors in full. The Company does not believe that it is a “Development Stage Company”

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the Registrant based on the closing price as reported on the Pink Sheet Market as of July 30,2020 is $395,624. As of March 31, 2021, 6,818,435 Shares of the Registrant’s Common Stock, $0.01 par value, were outstanding.

Disclaimer:

As stated in Kenilworth’s 10-K for the period ended December 31, 2020, the Company’s management team has changed. Management is dependent on the probability that financial information contained in the Company’s previous 10-Qs and 10-Ks is correct. The Company is actively engaged in the process of hiring an accounting firm to review and audit the books of the corporation thru December 31st, 2020 when the last audited 10K statements were filed.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Kenilworth Systems Corporation and subsidiaries, a New York corporation (the “Company”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Additional factors are discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

Our management has included projections and estimates in this Form 10-Q, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

2

KENILWORTH SYSTEMS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2021

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

KENILWORTH SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

AND DEFICIT

AS OF MARCH 31, 2021

	PERIOD ENDING MARCH 31ST,	PERIOD ENDING MARCH 31,
	2021*	2020
Operating revenue:
Revenue	$—	$—
Total revenue	$—	$—

Operating expenses:

Bank Charges & Fees	$45	$60
Legal & Professional Services	$—	$19,455
Miscellaneous		$2,093
Total operating expenses	$45	$21,608

Loss from operations	$(45)	$(21,608)

Other Income (expenses)
Total other income/(expense)	$—	$—

Net Income/ loss	$(45)	$(21,608)

Earnings per share
Basic	$(0.0015)	$(0.0032)

*unaudited

The accompanying notes are an integral part of these financial statements.

KENILWORTH SYSTEMS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2021, AND DECEMBER 31, 2020

	As of March 31, 2021*	As of December 31, 2020
ASSETS Current Assets
Bank	$945	$990

Due from Related Party	$900	$12,000

Total current assets	$1,845	$1,890

TOTAL ASSETS	$1,845	$1,890

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
	$—	$—

Total current liabilities	$—	$—

Total other liabilities	$—	$—
TOTAL LIABILITIES	$—	$—

Stockholders’ Equity
Series A convertible preferred stock, par value $.01 - authorized 50,000, shares, 25,000 shares issued and outstanding	$250	$250
Series B convertible preferred stock, par value $.01 - authorized 300,000 shares, -0- shares issued and outstanding	$—	$—
Series C convertible preferred stock, par value $.01 - authorized 10,000 shares, 1,000 shares issued and outstanding	$10	$10
Common stock, par value $.01 - authorized 1,000,000,000 shares, 6,818,435 shares issued and outstanding,	$68,184	$68,184
Additional paid-in-capital	$39,195,858	$39,195,858
Accumulated deficit	$(39,262,457)	$(39,262,412)
Total stockholders’ equity	$1,845	$1,890
Total liabilities and stockholders’ equity	$1,845	$1,890

*unaudited

The accompanying notes are an integral part of these financial statements.

KENILWORTH SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE THREE-MONTHS ENDED MARCH 31, 2021

	THREE MONTHS ENDED MARCH 31st	THREE MONTHS ENDED MARCH 31st,
Cash flows from operating activities:	2021	2020
Net loss from continuing operations attributable to	$(45)	$(10,110)
common stockholders
Adjustments to reconcile net loss to net
cash used in operating activities:
Preferred stock issued for services	$—	$—
Changes in:
Receivables	$	$11,100

Net cash used in operating activities	$(45)	$` 990

Cash flows from investing activities	$—	—

Net cash used in investing activities	$—	$—

Cash flows from financing activities

Net cash provided by financing activities	$—	$—

Net increase in cash	$(45)	$990

Cash, beginning of period	$990	$0
Cash, end of period	$945	$990

*unaudited

The accompanying notes are an integral part of these financial statements.

Condensed Consolidated Statements of Changes in Stockholders Equity (Deficit)

from December 31, 2018 to March 31, 2021 (unaudited)

	Common Stock		Series A Preferred Stock		Series B Convertible Preferred Stock		Series C Preferred Stock		Additional Paid-in	Accumulated	Total Shareholders
	Shares	PAR Value	Shares	PAR Value	Shares	Amount	Shares	PAR Value	Capital	Loss	Equity
Common stock issued for services	9,500	$95							$32,086	-	$32,181
Common stock issued for bonuses	5,000	$50							$24,450	-	$24,500
Common stock issued for directors	3,000	$30							$29,970	-	$30,000
Common stock issued for reverse stock split true-ups	1,617	$16							$(16)	-	$-
Common stock issued for loan extinguishment	3,525,723	$35,257							$121,905	-	$157,162
Stock issuances made in error	4,390	$44							$29,916	-	$29,960
Stock issuances for ESOP	1,000,000	$10,000							$(10,000)	-	$-
Issuance of preferred stock	-	$-			(300,000)	$(3,000)	1,000	$10	$9,990	-	$13,000
Conversion of preferred stock to common stock	300,000	$3,000							$-	-	$-
Subscription Receviable - common stock	2,667	$27							$(6,167)	-	$(6,141)
Sale of common stock issued	146,012	$1,460							$509,241	-	$510,701
Net gain/(loss)	-	$-	-	$-	-	$-	-	$-	$-	$(953,216)	$(953,216)
Balance December 31, 2018	6,818,435	$68,184	25,000	$250	0	$-	1,000	$10	$39,195,859	$(39,230,694)	$269,264

Common stock issued for services
Common stock issued for bonuses
Common stock issued for directors
Common stock issued for reverse stock split true-ups
Common stock issued for loan extinguishment
Stock issuances made in error
Stock issuances for ESOP
Issuance of preferred stock
Conversion of preferred stock to common stock
Subscription Receviable - common stock
Sale of common stock issued											$-
Net gain/(loss)			-	$-	-	$-	-	$-		$(21,608)
Balance December 31, 2019	6,818,435	$68,184	25,000	$250	0	$-	1,000	$10	$39,195,859	$(39,252,302)	$269,264

	Common Stock		Series A Preferred Stock		Series B Convertible Preferred Stock		Series C Preferred Stock		Additional Paid-in	Accumulated	Total Shareholders
	Shares	PAR Value	Shares	PAR Value	Shares	Amount	Shares	PAR Value	Capital	Loss	Equity
Common stock issued for services	9,500	$95							$32,086	-	$32,181
	32,086	32,086	32,086	32,086	32,086	32,086	32,086	32,086	32,086	32,086	32,086
Common stock issued for services
Common stock issued for bonuses
Common stock issued for directors
Common stock issued for reverse stock split true-ups
Common stock issued for loan extinguishment
Stock issuances made in error
Stock issuances for ESOP
Issuance of preferred stock
Conversion of preferred stock to common stock
Subscription Receivable - common stock									$100
Sale of common stock issued		$-									$-
Net gain/(loss)			-	$-	-	$-	-	$-		$(10,110)
Balance Mar 31, 2020	6,818,435	$68,184	25,000	$250	0	$-	1,000	$10	$39,195,959	$(39,262,412)	$269,264

Subscription Receivable - common stock									$100
Net gain/(loss)			-	$-	-	$-	-	$-		$(0)
Balance December 31, 2020	6,818,435	$68,184	25,000	$250	0	$-	1,000	$10	$39,195,959	$(39,262,412)	$269,264

Common stock issued for services
Common stock issued for bonuses
Common stock issued for directors
Common stock issued for reverse stock split true-ups
Common stock issued for loan extinguishment
Stock issuances made in error
Stock issuances for ESOP
Issuance of preferred stock
Conversion of preferred stock to common stock
Subscription Receivable - common stock									$100
Sale of common stock issued		$-									$-
Net gain/(loss)			-	$-	-	$-	-	$-		$-
Balance Mar 31, 2021	6,818,435	$68,184	25,000	$250	0	$-	1,000	$10	$39,196,059	$(39,262,457)	$269,264

The accompanying notes are an integral part of these financial statements.

NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying audited condensed consolidated financial statements of Kenilworth Systems Corporation and subsidiaries (“Kenilworth”) beginning as of January 1, 2021 contain all adjustments (consisting of only normal accruals) necessary to present fairly the consolidated balance sheets as of March 31, 2021 and the related statements of operations and cash flows for the three (3) month periods ended March 31, 2021. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on FORM 10-K for the fiscal year ended December 31, 2020.

The results of operations for the three (3) month period ended March 31, 2021 are not necessarily indicative of the anticipated results for the entire year ending December 31, 2021.

NOTE 2 - THE COMPANY AND NATURE OF BUSINESS

THE COMPANY

Kenilworth Systems Corporation hereinafter referred to as “Kenilworth”, the “Company” or “we”, was incorporated on April 25, 1968, under the laws of the State of New York. Kenilworth has been a publicly traded Company since August 1968 formerly on the National NASDAQ Market, presently on the OTC Pink Sheet Market since emerging from Bankruptcy Proceedings in September 1998. Kenilworth has since been presented as a Development Stage Company, a designation we still ardently object to.

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

MARKETING STRATEGY/SALES PLAN

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

COMPETITION

Our business is subject to significant competition. Competition exists from larger companies that possess substantially greater technical, financial, sales and marketing resources that Kenilworth presently possesses. Such competition is expected to increase. Such increased competition may have a material adverse effect on Kenilworth’s ability to successfully market its products.

PATENTS, TRADEMARKS AND INTELLECTUAL PROPERTY

On June 10, 2003, the U.S. Patent for the various aspects of wagering on live in-progress casino table games was granted by the U.S. Patent Office to Herbert Lindo, the Inventor and which Patent was assigned by Herbert Lindo to the Company in August 2000. We filed the Patent for approval in fifty-one (51) countries in the industrialized world including Russia and China. There can be no assurances that foreign patents will be issued, and the challenges will not be instituted against the validity or enforceability of our patent”.

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

NOTE 4 - GOING CONCERN UNCERTAINTY

For the years ended December 31, 2020, and December 31, 2019, the Company incurred net losses of approximately $10,110 and $21,608 respectively. For the three (3) months ending March 31, 2021 the company incurred losses of approximately $45. Also, it has not yet received any revenues from its operations. These factors create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 5 – NON-CASH TRANSACTIONS

2021:

The Company issued 2,685,750 common shares to shareholders.

2020:

No new issuances

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

NOTE 6 — PAYROLL TAXES PAYABLE

The Company has not had payroll and no payroll taxes due as since 2012. These balances were assigned to personally to President Dan Snyder by the IRS as stated in the prior reported December 31st, 2020 Form 10-K.

NOTE 7 - SUBSEQUENT EVENTS

On March 3rd, 2021, Kenilworth Systems Corp has signed a Letter of Intent (LOI) to acquire ACL Group’s Arete Data as well as intellectual property and database asset. Management is performing an evaluation of Company activity through July 30, 2021

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and other parts of this report include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements other than historical facts and often address future events or our future performance. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “may,” “will,” “might,” “plan,” “predict,” “believe,” “should,” “could” and similar words or expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

Forward-looking statements contained in this MD&A include statements about, among other things:

●	specific and overall impacts of the COVID-19 pandemic on our financial condition and results of operations;
●	our beliefs regarding the market and demand for our products or the component products we resell;
●	our ability to develop and launch new products that are attractive to the market and stimulate customer demand for these products;
●	our plans relating to our intellectual property, including our goals of monetizing, licensing, expanding and defending our patent portfolio;
●	our expectations and strategies regarding outstanding legal proceedings and patent reexaminations relating to our intellectual property portfolio;
●	our expectations with respect to any strategic partnerships or other similar relationships we may pursue;
●	the competitive landscape of our industry;
●	general market, economic and political conditions;
●	our business strategies and objectives;
●

our expectations regarding our future operations and financial position, including revenues, costs and prospects, and our liquidity and capital resources, including cash flows, sufficiency of cash resources, efforts to reduce expenses and the potential for future financings;

●	our ability to remediate any material weakness and maintain effective internal control over financial reporting; and
●	the impact of the above factors and other future events on the market price and t

RESULTS OF OPERATIONS

Since we exited from bankruptcy proceedings on September 28, 1998, we have had no revenues from operations, and therefore sustained losses from operating expenses amounting to $21,608.26 in 2019 and $10,110.00 in 2020. Kenilworth has had no revenues from operations since exiting from Bankruptcy Proceedings in September 1998.

LIQUIDITY AND CAPITAL RESOURCES

Current management, under the guidance of Dan Snyder, has several plans it hopes to put in place. Our intentions are to protect the shareholders and Directors and bring the Company into a well- run 21st century cutting edge company through the following steps:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and principal financial officer, who are the same person, are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal quarter covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of June 30, 2019.

The ineffectiveness of our internal control over financial reporting was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal control over financial reporting and that may be considered to be material weaknesses.

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal control over financial reporting; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our principal executive officer and principal financial officer in connection with the review of our financial statements as of March 31, 2018.

Management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal control over financial reporting, which could result in a material misstatement in our financial statements in future periods.

There were no changes in the Company’s internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is not currently subject to any legal proceedings. From time to time, the Company may become subject to litigation or proceedings in connection with its business, as either a plaintiff or defendant. There are no such pending legal proceedings to which the Company is a party that, in the opinion of management, is likely to have a material adverse effect on the Company’s business, financial condition or results of operations.

ITEM 1A. RISK FACTORS

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 1A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

The Company plans to hold its next Annual Meeting of Shareholders as soon as practicable with proxy materials mailed to shareholders of record at least twenty (20) days prior to the proposed meeting date. Our new management team, auditors and counsel are anticipating a number of issues to be voted on at that time.

ITEM 6. EXHIBITS.

(a) Exhibits required by Item 601 of Regulation SK.

Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

___________

* XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

KENILWORTH SYSTEMS CORPORATION

August 26, 2021	By:	/s/ Dan W. Snyder
Chief Executive Officer, President and Director

