Form 10-Q
period 2021-06-30
KENILWORTH SYSTEMS CORP
filed 2021-09-16
CIK 55234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒   Quarterly report pursuant to Section 13 OR 15(D) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2021

OR

☐   Transition report pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

For the transition period from _______ to _______

Commission File Number: 0-08962

KENILWORTH SYSTEMS CORPORATION
(Exact name of registrant as specified in its charter)

New York	84-1641415
(State of incorporation)	(I.R.S. employer identification no.)

185 Willis Avenue, Mineola, New York	11501
(Address of principal executive offices)	(Zip Code)

(516) 741-1352

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically . every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit  such files). Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

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

The Development Stage Company designation ONLY applies to Bankrupt Companies that exit from Bankruptcy Proceedings that do not pay all approved creditors in full. The Company does not believe that it is a “Development Stage Company”

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the Registrant based on the closing price as reported on the Pink Sheet Market as of June 30, 2020 is $395,624. As of June 30, 2021, 6,818,435 Shares of the Registrant’s Common Stock, $0.01 par value, were outstanding.

Disclaimer:

As stated in Kenilworth’s 10-K for the period ended December 31, 2020, the Company’s management team has changed. Management is dependent on the probability that financial information contained in the Company’s previous 10-Qs and 10-Ks is correct. The Company is actively engaged in the process of hiring an accounting firm to review and audit the books of the corporation thru December 31st, 2020 when the last audited 10-K statements were filed.

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

2

KENILWORTH SYSTEMS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2021

3

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

KENILWORTH SYSTEMS CORPORATION

KENILWORTH SYSTEMS CORPORATION CONSOLIDATED BALANCE SHEETS (Unaudited)

Assets	As of June 30, 2021		As of December 31, 2020
Bank		$900	$990

Due from Related Party		$900	$900

Total current assets		$1,800	$1,890

TOTAL ASSETS		$1,800	$1,890

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Accruals
Total current liabilities	$		$-

Total other liabilities		$-	$-
TOTAL LIABILITIES	$		$-

Stockholders’ Equity
Series A convertible preferred stock, par value $.01 - authorized 50,000, shares, 25,000 shares issued and outstanding		$250	$250
Series B convertible preferred stock, par value $.01 - authorized 300,000 shares, -0- shares issued and outstanding		$-	$-
Series C convertible preferred stock, par value $.01 - authorized 10,000 shares, 1,000 shares issued and outstanding		$10	$10
Common stock, par value $.01 - authorized 1,000,000,000 shares, 6,818,435 shares issued and outstanding,		$68,184	$68,184
Additional paid-in-capital		$39,195,858	$39,195,858
Accumulated deficit		$(39,262,502)	$(39,262,412)
Total stockholders’ equity		$1800	$1,890

Total stockholders’ equity & Liabilities		1,800	1,890

The accompanying notes are an integral part of these consolidated financial statements.

KENILWORTH SYSTEMS CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended June 30, 2021	For the Three Months Ended June 30, 2020	For the Six Months Ended June 30, 2021	For the Six Months Ended June 30, 2020
Revenue	$-	$-	$-	$-
Cost of revenue	-	-	-	-
Gross Margin	-	-	-	-

Bank Charges & Fee	45	60	90	60
Legal & Professional Fee		19,455		19,455
Miscellaneous	-	2,093	-	2,093
Loss Before Tax	45	21,608	90	21,608

Taxation	-	-	-	-
Loss from operation	(45)	(21,608)	(90)	(21,608)

Other Income / (Expense)	-	-	-	-

Net Loss	$(45)	$(21,608)	$(90)	$(21,608)

Income per share	$0.00	$0.00	$0.00	$0.00
Weighted average shares outstanding	6,794,435	6,794,435	6,794,435	6,794,435

The accompanying notes are an integral part of these consolidated financial statements.

KENILWORTH SYSTEMS CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT

December 31, 2020, March 31, 2021, and June 30, 2021

(Unaudited)

	Common Stock		Preferred Stock		Additional Paid in	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total
Balance as, January 1, 2021	6,818,435	$68,184	$26,000	$260	$39,195,858	$(39,262,412)	$1,890
Net Loss for the period	-	-	-		-	(45)	(45)

Balance as, March 31, 2021	6,818,435	68,184	$26,000	260	39,195,858	(39,262,457)	1,845
Net loss for the period	-	-	-	-	-	(45)	(45)
Balance as, June 30, 2021	6,818,435	$68,184	$26,000	$260	$39,195,858	$(39,262,502)	$1800
Net loss for the period	-	-	-	-	-	(45)	(45)

The accompanying notes are an integral part of these consolidated financial statements.

KENILWORTH SYSTEMS CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the three Months Ended June 30, 2021	For three Months End June 30, 2020

Cash Flows from Operating Activities:
Net Loss	$(90)	$(21,608)
Adjustments to reconcile net income to net cash provided by operating activities:

Changes in receivables	-	-
Other payables and accrued liabilities		-
Net cash provided by operations	(90)	(21,608)

Cash Flows from Investing Activities:
	-	-
Net cash used in investing activities	-

Cash Flows from Financing Activities:	-	-
Net cash provided by financing activities	-	-

Net increase (decrease) in cash	(90)
Cash at Beginning of Year	990	0
Cash at End of Year	$900	$-

Supplemental Disclosure of non-cash activity:
Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

KENILWORTH SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

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

Kenilworth Systems is a leader in developing state of the art software for corporate licensing relating to technological design fields. Kenilworth's revenues will generate from its licenses and patents 49% interest in a joint-venture operation to develop on- line secure tools for its clients and vendors of clients.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Concentrations of Credit Risk

We maintain our cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. We continually monitor our banking relationships and consequently have not experienced any losses in our accounts. We believe we are not exposed to any significant credit risk on cash.

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the period ended June 30, 2021.

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. There are no potentially dilutive shares of common stock.

Revenue recognition

Revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration that an entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amount of revenue that is recorded reflects the consideration that the Company expects to receive in exchange for those goods. The Company applies the following five-step model in order to determine this amount: (i) identification of the promised goods in the contract; (ii) determination of whether the promised goods are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

Comprehensive Income

ASC Topic 220, “Comprehensive Income” establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income, as presented in the accompanying statements of stockholders’ equity consists of changes in unrealized gains and losses on foreign currency translation and cumulative net change in the fair value of available-for-sale investments held at the balance sheet date. This comprehensive income is not included in the computation of income tax expense or benefit.

Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company computes tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future year.

Fair Value Measurements

Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is estimated by applying the following hierarchy, which prioritize the inputs used to measure fair value into three levels and bases the categorization with the hierarchy upon the lowest level of input that is available and significant to the fair value measurement.

The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

The three levels of the fair value hierarchy under ASC 820 are described below:

Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2 - Inputs, other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g. interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

The Company’s cash and cash equivalents and short-term investments are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The carrying amounts of accounts payable, advances payable and short-term loans approximate their fair value due to short term maturities

Recently issued accounting pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. The Company has adopted this accounting standard update.

On June 20, 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 is intended to reduce cost and complexity and to improve financial reporting for share-based payments to nonemployees (for example, service providers, external legal counsel, suppliers, etc.). Under the new standard, companies will no longer be required to value non-employee awards differently from employee awards. Meaning that companies will value all equity classified awards at their grant-date under ASC718 and forgo revaluing the award after this date. The guidance is effective for interim and annual periods beginning after December 15, 2018.

In November 2019, the FASB issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivative and Hedging (Topic 815, and Leases (Topic 841). This new guidance will be effective for annual reporting periods beginning after December 15, 2019, including interim periods within those annual reporting periods. While the Company is continuing to assess the potential impacts of ASU 2019-10, it does not expect ASU 2019-10 to have a material effect on its financial statements.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN

For the three (3) months ending June 30,2021 the company incurred losses of approximately $90. Also, it has not yet received any revenues from its operations. These factors create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 4 – SUBSEQUENT EVENTS

On March 3rd, 2021, Kenilworth Systems Corp has signed a Letter of Intent (LOI) to acquire ACL Group’s Arete Data as well as intellectual property and database asset. Management is performing an evaluation of Company activity through July 31, 2021

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Forward-looking statements contained in this MD&A include statements about, among other things:

•	specific and overall impacts of the COVID-19 pandemic on our financial condition and results of operations;

•	our beliefs regarding the market and demand for our products or the component products we resell;

•	our ability to develop and launch new products that are attractive to the market and stimulate customer demand for these products;

•	our plans relating to our intellectual property, including our goals of monetizing, licensing, expanding and defending our patent portfolio;

•	our expectations and strategies regarding outstanding legal proceedings and patent reexaminations relating to our intellectual property portfolio;

•	our expectations with respect to any strategic partnerships or other similar relationships we may pursue;

•	the competitive landscape of our industry;

•	general market, economic and political conditions;

•	our business strategies and objectives;

•	our expectations regarding our future operations and financial position, including revenues, costs and prospects, and our liquidity and capital resources, including cash flows, sufficiency of cash resources, efforts to reduce expenses and the potential for future financings;

•	our ability to remediate any material weakness and maintain effective internal control over financial reporting; and

•	the impact of the above factors and other future events on the market price and t

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

4

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

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal control over financial reporting; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our principal executive officer and principal financial officer in connection with the review of our financial statements as of June 30, 2018.

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

5

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

ITEM 6. EXHIBITS.

(a) Exhibits required by Item 601 of Regulation SK.

6

ITEM 6. EXHIBITS.

(a) Exhibits required by Item 601 of Regulation SK.

Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH *	Inline XBRL Taxonomy Extension Schema Document.

101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB *	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

___________

* XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

7

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

KENILWORTH SYSTEMS CORPORATION

By:	/s/ Dan W. Snyder
Chief Executive Officer, President and Director
September 15, 2021

8