Form 10-Q
period 2021-09-30
KENILWORTH SYSTEMS CORP
filed 2021-11-22
CIK 55234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒   Quarterly report pursuant to Section 13 OR 15(D) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021

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

The Development Stage Company designation ONLY applies to Bankrupt Companies that exit from Bankruptcy Proceedings that do not pay all approved creditors in full. The Company does not believe that it is a “Development Stage Company”

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the Registrant based on the closing price as reported on the Pink Sheet Market as of September 30, 2021 is $2,090,921.  As of September 30, 2021, 49,504,185 Shares of the Registrant’s Common Stock, $0.01 par value, were outstanding.

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

2

KENILWORTH SYSTEMS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2021

3

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

KENILWORTH SYSTEMS CORPORATION

KENILWORTH SYSTEMS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

Assets	As of September 30, 2021	As of December 31, 2020
Bank	$855	$990

Due from Related Party	$855	$900

Total current assets	$1,755	$1,890

Trademarks and Tradenames	30,000,000	-
Intellectual Property – Proprietary Databases and Technology	270,000,000	-

TOTAL ASSETS	$300,001,755	$300,001,890

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Accruals	-
Note Payable September 28, 2022	300,000,000
Total current liabilities	$300,000,000	$-
Total other liabilities	$-	$-
TOTAL LIABILITIES	$300,000,000	$-

Stockholders’ Equity
Series A convertible preferred stock, par value $.01 - authorized 50,000, shares, 1,012,500 shares issued and outstanding	$10,125	$250
Series B convertible preferred stock, par value $.01 - authorized 300,000 shares, 1,000 shares issued and outstanding	$-	$-
Series C convertible preferred stock, par value $.01 - authorized 10,000 shares, 1,000 shares issued and outstanding	$10	$10
Common stock, par value $.01 - authorized 1,000,000,000 shares, 49,504,185 shares issued and outstanding,	$495,042	$68,184
Additional paid-in-capital	$39,195,858	$39,195,858
Accumulated deficit	$(39,264,047)	$(39,262,412)
Total stockholders’ equity	$519,410	$1,890

Total stockholders’ equity & Liabilities	300,521,900	1,890

The accompanying notes are an integral part of these consolidated financial statements.

KENILWORTH SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30, 2021	For the Three Months Ended September 30, 2020	For the Nine Months Ended September 30, 2021	For the Nine Months Ended September 30, 2020
Revenue	$-	$-	$-	$-
Cost of revenue	-	-	-	-
Gross Margin	-	-	-	-

Bank Charges & Fee	45	60	135	60
Legal & Professional Fee		7,957		7,957
Miscellaneous	-	2,093	1,455	2,093
Loss Before Tax	(45)	(10,110)	(1,590)	(10,110)

Taxation	-	-	-	-
Loss from operation	(45)	(10,110)	(1,590)	(10,110)

Other Income / (Expense)	-	-	-	-

Net Loss	$(45)	$(10,110)	$(1,590)	$(10,110)

Income per share	$0.00	$0.00	$0.00	$0.00
Weighted average shares outstanding	9,504,185	6,794,435	49,504,185	6,794,435

The accompanying notes are an integral part of these consolidated financial statements.

KENILWORTH SYSTEMS CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT

December 31, 2020, March 31, 2021, June 30, 2021 and September 30, 2021

(Unaudited)

	Common Stock		Preferred Shares		Additional
	Shares	Amount	Shares	Amount	Paid in Capital	Retained Earnings	Total
Balance, January 1, 2021	6,818,435	$68,184	$26,000	$260	$39,195,858	$(39,262,412)	$1,890
Net Loss for the period	-	-	-		-	(45)	(45)

Balance, March 31, 2021	6,818,435	68,184	$26,000	260	39,195,858	(39,262,457)	1,845
Net loss for the period	-	-	-	-	-	(1,800)	(1,800)

Balance, June 30, 2021	6,818,435	$68,184	$26,000	$260	$39,195,858	$(39,262,457)	$(1,800)
Net loss for the period	-	-	-	-	-	(1,590)	(1,590)

Balance, September 30. 2021	49,504,185	495,042	1,000,000	$10,000	$39,195,858	$(39,264,047)	$519,410
Net loss for the period	-	-	-	-	-	(1,590)	(1,590)

The accompanying notes are an integral part of these consolidated financial statements.

KENILWORTH SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2021	2020
Cash Flows from Operating Activities:
Net Loss	$(1,590)	$(10,110)
Adjustments to reconcile net income to net cash provided by operating activities:

Changes in receivables	-	11,100
Other payables and accrued liabilities		-
Net cash provided by operations	(1,590)	990

Cash Flows from Investing Activities:
	-	-
Net cash used in investing activities	-	-

Cash Flows from Financing Activities:	-	-
Net cash provided by financing activities	1,455	-

Net increase (decrease) in cash	(135)	990
Cash at Beginning of Year	990	-
Cash at End of Year	$855	$990

Supplemental Disclosure of non-cash activity:
Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

KENILWORTH SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

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

On September 28, 2021, the Company completed the acquisition of certain intellectual property and database assets of  ACL Group, Inc.

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

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the period ended September 30, 2021.

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

NOTE 3 - GOING CONCERN

For the three (3) months ending September 30, 2021 the company incurred losses of approximately ($45). Also, it has not yet received any revenues from its operations. These factors create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 4 - ACQUISITION OF ACL GROUP, INC. ASSETS

On March 3rd, 2021, Kenilworth Systems Corp has signed a Letter of Intent (LOI) to acquire ACL Group’s Arete Data Tradename and trademark, as well as certain intellectual property and database assets of ACL Group, Inc.

On September 28, 2021, the Company completed the acquisition of certain intellectual property and database assets of ACL Group, Inc..   The compensation paid by the Registrant for these assets is as follows:

(a)

A Secured Convertible Promissory Note in the principal amount of $300,000,000, maturing on September 28, 2022 and bearing an interest rate of 5% per annum payable at maturity.  The Note is convertible into Shares of Common Stock of the Registrant in accordance with the terms of the Note, a copy of which is annexed as an Exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2021;

(b)	40,000,000 shares of the Registrant’s authorized but unissued $0.01 par value common stock;

(c)

1,000,000 shares of the Registrant’s authorized but unissued Series “A” Preferred Stock, and 1,000 shares of the Registrants’ authorized but unissued Series “B” Preferred Stock, which shall bear the rights, privileges and preferences as set forth in the Certificate of Designation annexed as an Exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2021;

(d)

20,000,000 Class “A” Common Stock Purchase Warrants, exercisable at $.02 per Share and expiring 10 years from the date of issuance.   The Form of Common Stock Purchase Warrant is annexed as an Exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2021.

NOTE 5 - ISSUANCE OF SECURITIES

Pursuant to the terms of the Asset Purchase and Sale Agreement, the Registrant on September 28, 2021 issued the following equity securities:

(1)	40,000,000 Shares of the Company’s authorized but unissued $0.001 par value common stock;

(2)

1,000,000 Shares of Purchaser’s authorized but unissued Series “A” Preferred Stock, and 1,000 shares of Purchaser's authorized but unissued Series “B” Preferred Stock, which shall bear the rights, privileges and preferences as set forth in the Certificate of Designation annexed hereto as an Exhibit;

(3)

20,000,000 Class “A” Common Stock Purchase Warrants, exercisable at $.02 per Share and expiring 10 years from the date of issuance. The Form of Common Stock Purchase Warrant is annexed as an Exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2021.

The foregoing securities are considered to be “restricted securities”, and were issued by the Registrant pursuant to an exemption from Registration afforded by Section 4(a)(1) of the Securities Act of 1933, as amended.

NOTE 6 - RESIGNATION OF OFFICER AND DIRECTOR

On September 30, 2021, Peter Zompa resigned as a Director of the Company, effective immediately.  Mr. Zompa did not provide the Registrant with any correspondence concerning his resignation, and Mr. Zompa was provided with a copy of this disclosure.

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

RESULTS OF OPERATIONS

Since we exited from bankruptcy proceedings on September 28, 1998, we have had no revenues from operations, and therefore sustained losses from operating expenses amounting to $21,608.26 in 2019 and $10,110.00 in 2020. Kenilworth has had no revenues from operations since exiting from Bankruptcy Proceedings in September 1998.  The Company had no revenues for the three- and nine-month periods ended September 30, 2021.

LIQUIDITY AND CAPITAL RESOURCES

 As a result of the acquisition of the assets of ACL Group Inc., The Company has re-oriented its business operations to sell consumer and business data leads and databases, and to market data on a CRM platform. (Standard Industrial Classification Code 7375, Information Retrieval Services).   It provides a broad range of data business management and marketing advice services to privately and publicly held businesses.

The Company utilizes modern, agile, and comprehensive management tools that automates and streamlines workflows as well as allows for data-driven decision making amongst all stakeholder and user groups. The business data asset growth has averaged 76% annually for the last 5 years of operations. ACL Group Inc holds 240,000,000 records with more than 100 fields. Currently, there are 700,000,000 categorized records with more than 300 fields to upload. These businesses rely upon the skill and initiative of individual professional practitioners to provide differentiated services to their clients at competitive prices.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Pursuant to the terms of the Asset Purchase and Sale Agreement with ACL Group, Inc., the Registrant on September 28, 2021 issued the following equity securities:

(1)	40,000,000 Shares of the Company’s authorized but unissued $0.01 par value common stock;

(2)

1,000,000 Shares of Purchaser’s authorized but unissued Series “A” Preferred Stock, and 1,000 shares of Purchaser's authorized but unissued Series “B” Preferred Stock, which shall bear the rights, privileges and preferences as set forth in the Certificate of Designation annexed as an Exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2021;

(3)

20,000,000 Class “A” Common Stock Purchase Warrants, exercisable at $.02 per Share and expiring 10 years from the date of issuance. The Form of Common Stock Purchase Warrant is annexed as an Exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2021.

The foregoing securities are considered to be “restricted securities”, and were issued by the Registrant pursuant to an exemption from Registration afforded by Section 4(a)(1) of the Securities Act of 1933, as amended.

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
November 19, 2021

8