Form 10-K
period 2021-12-31
KENILWORTH SYSTEMS CORP
filed 2022-05-03
CIK 55234

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2021

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from _________ to__________.

Commission file number 0-08962

KENILWORTH SYSTEMS CORPORATION
(Exact name of registrant as specified in its charter)

New York	84-1641415
(State of incorporation)	(IRS Employer Identification No.)

15 Broad Street, Suite 2826 New York, NY	10005
(Address of principal executive offices)	(ZIP CODE)

(646) 308-1364

(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

(TITLE OF CLASS)

Common Stock, par value $.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

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
(Do not check if a smaller reporting company)

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the Registrant based on the closing price as reported on the Pink Sheet Market as of April 29, 2022 is $1,345,015. As of April 29, 2022, 49,504,185 Shares of the Registrant’s Common Stock, $0.01 par value, were outstanding.

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

ITEM 1— DESCRIPTION OF BUSINESS

PART I

THE COMPANY

Kenilworth Systems Corporation hereinafter referred to as “Kenilworth”, the “Company” or “we”, was incorporated on April 25, 1968 under the laws of the State of New York. Kenilworth has been a publicly traded Company since August 1968 formerly on the National NASDAQ Market, presently on the OTC Pink Sheet Market since emerging from Bankruptcy Proceedings in September 1998. Kenilworth is not a Development Stage Company.

GENERAL

The Company objective is to identify firms seeking data that employ omni-channel marketing that can utilize our data to drive product offerings. This target market includes advertising technology companies, enterprise solution platforms, or brands seeking to market goods and services to consumers using cutting-edge technology, multi-channel micro advertising. The data allows proprietary platforms programmatic and end-to-end omni-channel marketing capabilities using the consumer data sets.

Prior to this we had been engaged in developing patents, markets and investigating how best to obtain Governmental approvals, by engaging lobbyists and consultants that would allow Internet, television, satellite, cable subscribers.

Kenilworth Systems was a leader in developing state of the art software for corporate licensing relating to technological design fields. Kenilworth’s revenues were to be generated from licenses and patents an interest in a joint-venture operation to develop on- line secure tools for its clients and vendors of clients.

On September 28, 2021, the Company completed the acquisition of certain intellectual property and database assets of ACL Group, Inc..  The compensation paid by the Registrant for these assets is as follows:

(a)

A Secured Convertible Promissory Note in the principal amount of $300,000,000, bearing an interest rate of 5% per annum, and convertible into Shares of Common Stock of the Registrant in accordance with the terms of the Note, a copy of which is annexed hereto as an Exhibit;

(b)	40,000,000 shares of the Registrant’s authorized but unissued $0.001 par value common stock;

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

SUBSEQUENT EVENTS

On March 17, 2022, pursuant to an Agreement for Purchase and Sale of Assets, the Registrant completed the sale of its principal assets to ACL Group, Inc. These assets had originally been acquired from ACL Group, Inc. on September 23, 2021 in exchange for the issuance by the Registrant of a Secured Promissory Note in the amount of $300,000,000 to ACL Group, Inc. During the six-month period agreed upon by the Parties, the management of the Registrant determined that the cash-flow which would be obtained from the commercialization of these assets would be insufficient to meet the debt service obligations. Accordingly, the Parties agreed to the re-acquisition of the assets by ACL Group, Inc., and the Secured Promissory Note issued by the Registrant, dated September 23, 2021, in the principal amount of $300,000,000 plus accrued and unpaid interest was satisfied and extinguished.

On March 28, 2022, the Registrant entered into a License Agreement with ACL Group, Inc. (“ACL”) which granted to the Registrant a limited, nonexclusive, nontransferable right to use certain Service and Documentation Assets of ACL, which Intellectual Property is more particularly described in the License Agreement which is attached as an Exhibit hereto. The License includes up to an estimated 240,000,000 data records, up to 300 data field points, consisting of an estimated 700,000,000 categorized records.

The Annual Charge for the License is computed for access to all of the categorized records automatically recurring as a perpetual license fee of $500,000.00 paid per terms of invoice as well as 5,000,000 shares of Common Stock of the Registrant which are non-dilutive nonrefundable common shares.  Additional fees due to ACL for implementation of the License and Information Services provided by ACL’s support team amount to $137,250.

EMPLOYEES

Kenilworth, at present, has no employees

BACKLOG

We do not have any backlog.

4

ITEM 2 — PROPERTIES

Since the last filing Kenilworth has relocated the corporate offices to New York, NY.  We maintain our offices in space provided by our President at no cost.

ITEM 3 — LEGAL PROCEEDINGS

None.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages and positions held by each of Kenilworth’s directors and executive officers are as follows:

NAME	AGE	OFFICES AND POSITIONS HELD	FIRST ELECTED OFFICER OF KENILWORTH
NEIL KLEINMAN	53	CHAIRMAN OF THE BOARD, PRESIDENT AND CHIEF EXECUTIVE OFFICER	2022

All of the above Executive Officers and Directors have been elected to serve until the next Annual Meeting of Shareholders or until their respective successors are elected and qualified. The Board presently anticipates that the next Shareholders Meeting will be held during the 2nd quarter period of 2022.

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

2019	LOW	HIGH
January 1, 2019 Through March 30, 2019	$0.015	$0.0161
April 1, 2019 Through June 30, 2019	$0.0161	$0.035
July 1, 2019 Through September 30, 2019	$0.0131	$0.03
October 1, 2019 Through December 31, 2019	$0.0071	$0.001

2020

January 1, 2020 Through March 31, 2020	$0.0211	$0.065
April 1, 2020 Through June 30, 2020	$0.0211	$0.349
July 1, 2020 Through September 30, 2020	$0.04	$0.08
October 1, 2020 Through December 31, 2020	$0.012	$0.05

2021

January 1, 2021 Through March 31, 2021	$0.016	$0.05
April 1, 2020 Through June 30, 2021	$0.02	$0.10
July 1, 2020 Through September 30, 2021	$0.02	$0.19
October 1, 2020 Through December 31, 2021	$0.10	$0.65

(b) Holders. There were approximately 2,592 registered holders of record of Common Stock plus an undetermined number of beneficial holders (in banks and brokerages) of Kenilworth as of December 31st, 2021.

(c) Dividends. Kenilworth has not paid any dividends on its Common Stock. We plan to apply any earnings it achieves to expansion of the business and do not expect to pay any dividends in the foreseeable future.

(d) The Company has outstanding 49,504,185 Common Shares as of December 31, 2021. In the future, all of the restricted shares may have the restriction lifted pursuant to SEC Rule 144 in the event that the Company is eligible for Rule 144.

ITEM 6 — SELECTED FINANCIAL DATA

The following table summarizes certain selected financial data and is qualified by reference to, and should be read in conjunction with, the Financial Statements and related Notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.

Selected Financial Data for the three (3) years ended December 31, 2021, are as follows:

SUMMARY OF OPERATIONS

	2021		2020	2019
Net income/ (loss) from operations		$(5,635)	$(10,110)		$(21,608)
Other income / (loss)	$	---	$—	$	----
Net loss accumulated		$(15,745)	$(10,110)		$(21,608)
Loss per common share		$(0.000)	$(0.0015)		$(0.0032)
Loss per common share — diluted		$(0.000)	$(0.0015)		$(0.0032)
Consolidated balance sheet data:
Total current liabilities		$300,030,000	$—		$—
Stockholders’ Equity (deficit)		$14,296	$1,990		$12,000

ITEM 7 — MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion following should be read in conjunction with, and is qualified in its entirety by, the financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

(A) RESULTS OF OPERATIONS

Since we exited from bankruptcy proceedings on September 28, 1998, we have had no revenues from operations, and therefore sustained losses from operating expenses amounting to $21,608.26 in 2019, $10,110.00 in 2020, and $ 45 in 2021.  Kenilworth has had no revenues from operations since exiting from Bankruptcy Proceedings in September 1998.

(B) LIQUIDITY AND CAPITAL RESOURCES

Presently Kenilworth Systems Corporation has an objective to identify firms seeking data to drive their omni -channel marketing programs. Whether advertising technology companies, enterprise solution platforms, or brands seeking to market goods and services to consumers using cutting-edge technology, multi-channel micro advertising. The data allows proprietary platforms programmatic, or end-to-end omni-channel marketing capabilities using the consumer data sets.

Kenilworth Systems Corporation was formerly a leader in developing state of the art software for corporate licensing relating to technological design fields.

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

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information included in this Annual Report on this Form 10-K contains statements that are forward-looking, including, but not limited to, statements relating to our business strategy and development activities as well as other capital spending, financing sources, the effects of regulation (including gaming and tax regulations), expectations concerning future operations, margins, profitability and competition. Any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward- looking statements. Without limiting the generality of the foregoing, in some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “would,” “could,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “continue” or the negative of these terms or other comparable terminology. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by us. These risks and uncertainties include, but are not limited to, our lack of recent operating history, existing management, general domestic or international economic conditions, pending or future legal proceedings, changes in federal or state tax laws or the administration of such laws, changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions), applications for licenses and approvals under applicable jurisdictional laws and regulations (including gaming laws and regulations). You should not place undue reliance on any forward-looking statements, which are based only on information currently available to us. We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date of this 10-K report for the year ended December 31, 2021, and subsequent events reported in this FORM 10-K.

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

Going Concern

In an effort to have Kenilworth Systems Corporation reorganize and restructure its business model the company has begun looking into ways to monetize their proprietary data access, to seek accretive business combinations, and to identify Nasdaq-qualified merger candidates that are privately held seeking a public listing of their shares. We have no way to predict the future of this company; however, currently the corporation shows indications of growth moving into 2022.

RISK FACTORS

NO OPERATING HISTORY

We have had no new revenues from operations since 1991. We exited from bankruptcy proceedings in 1998 without assets and liabilities. We have had no revenues from operations since then and we may never have any revenues from operations in the future, which may result in the termination of our business.

WE HAVE NO WORKING CAPITAL

As of December 31, 2021, the working capital of Kenilworth was negative current liability of $300,000,000 represented by the Promissory Note incurred in the intellectual property acquisition. We have also been able to obtain working capital from investors that purchase Convertible Promissory Notes, Stock Purchase and Options Agreements and by issuing restricted Common Shares for services rendered.

OUR BUSINESS IS ONLY IN THE PLANNING STAGE

As of December 31t, 2021, Kenilworth Systems Corporation is looking forward to modifying its current structure into a Corporate Holding Company. The process for this continuation is currently under discussions and once completed, in the next couple of months, once initiated, will be available for use in holding data assets, such as intellectual patents and other proprietary property from around the world.

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

ITEM 9 — CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company hired an independent Auditor in 2021.  The Company has no disagreements with its accountant or Auditor.

ITEM 9A — CONTROLS AND PROCEDURES

a.) Disclosure Controls and Procedures

The Company has evaluated, under the supervision and with the participation of the Company’s management including the Company’s Chairman, Chief Executive Officer who is also its Financial Officer. The effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15 (e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Report. Because of the inherent limitations in all control systems, evaluation of controls can provide only reasonable assurance that all control issues and instances of fraud, if any, within the Company have been detected. However, based on that evaluation, the Company’s Chairman and Chief Executive Officer who is also the Chief Financial Officer, has concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Report at a reasonable assurance level.

b.) Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the annual period ending December 31, 2021, that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART III

ITEM 10 — DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position
Neil Kleinman	53	Director, Chairman of the Board, President and Chief Executive Officer

Neil Kleinman is currently the sole Director and serves as President/CEO and Principal Accounting Officer of the Company. Mr. Kleinman is an experienced public company officer with demonstrated leadership abilities directing efforts in sales and operations, corporate development, corporate governance, and overseeing financial activities. His extensive experience conducting analytical process for merger or acquisition candidates, capital formation and financings of all types will support the Company’s continuing business operations.

Mr. Kleinman is expected to leverage his experience in accounting, finance, the capital markets, data management and enterprise IT solutions as the Company expands its operations.

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

ITEM 11 — EXECUTIVE COMPENSATION

a.)	There was no exercise of options and SARs during the fiscal year ended December 31, 2021.

Aggregated Option/SAR Exercises in Last Fiscal Year

And FY-End Option/SAR Values

NONE

b.)	The Registrant has no employment agreements with any of its Executive Officers or Directors.

c.)	The Registrant has no compensation committee at this time.

d.)	Stock Performance Graph is not applicable.

TOTAL RETURN TO SHAREHOLDERS

(DIVIDENDS REINVESTED MONTHLY)

Kenilworth has not declared a dividend since its inception in 1968.

e.)	The following table sets forth the total compensation of the President and each Executive Officer of Kenilworth whose total salary and bonus exceeds $100,000.

No Executive Officer received any compensation more than $100,000 during the past three (3) fiscal years.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of December 31, 2021 the ownership with respect to each Executive Officer and Director and each person known to beneficially own more than five percent (5%) of the Company’s Common Stock.

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

BENEFICIAL OWNERSHIP TABLE

NAME AND ADDRESS OF BENEFICIAL OF BENEFICIAL OWNER	TITLE OF CLASS OWNERSHIP	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP	PERCENT OF CLASS

Daniel W Snyder
721 S Beach St #202 Dayton Beach, FL 32114	Common Stock $ 0.01 par value	2,020,500	4.1%
ACL Group, Inc. 17 Pioneer Ave, Suite 1748 Cheyenne, WY 82001	Common Stock $0.01 par value	40,000,000	80.8%
The total number of shares beneficially owned by all Directors and Executive	Common Stock
Officers	$ 0.01 par value	2,020,500	4.1%
		2,020,500	4.1%

The percentage of class has been determined with 49,504,185 shares issued and outstanding on December 31, 2021.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

NONE

ITEM 14 — PRINCIPAL ACCOUNTING FEES AND SERVICES

During the years ended December 31, 2021 and 2020, the Company incurred auditing expenses of approximately $5,635, and $10,000, respectively. There were no other audit related services or tax fees incurred.

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

Remainder of page intentionally left blank

INDEX TO AUDITED FINANCIAL STATEMENTS

KENILWORTH SYSTEMS CORPORATION

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Kenilworth Systems Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kenilworth Systems Corporation (the “Company”) as of December 31, 2021, and the related statements of operations, changes in shareholders’ equity and cash flows, for the year ended December 31, 2021, and the related notes collectively referred to as the “financial statements. The financial statement of Kenilworth Systems Corporation. As of December 31, 2020, were audited by other auditors whose report dated July 30, 2021, expressed an unqualify opinion on those statement.

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has continuously incurred a net loss of $(5,635) for the year ended December 31, 2021, and an accumulated deficit of $(39,268,047) at December 31, 2021. The continuation of the Company as a going concern through December 31, 2021, is dependent upon improving the profitability and the continuing financial support from its stockholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due. These factors raise substantial doubt about the company ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of the uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB. We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion

OLAYINKA OYEBOLA & CO. (Chartered Accountants)

We have served as the Company’s auditor since September 2021.

April 29th, 2022.

Lagos Nigeria

KENILWORTH SYSTEMS CORPORATION

CONSOLIDATED BALANCE SHEETS

Assets	December 31, 2021	December 31, 2020
Bank	$810	$990

Due from Related Party	$40,000	$900

Prepaid Expense	$3,485	$-

Total current assets	$44,295	$1,890

Trademarks and Tradenames	$30,000,000	-
Intellectual Property – Proprietary Databases and Technology	$270,000,000	-

TOTAL ASSETS	$300,044,295	$1,890

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Accruals	$4,000	-
Due to Related Party	$26,000	-
Note Payable September 28, 2021	$300,000,000	-
Total current liabilities	$300,030,000	$-
Total other liabilities	$-	$-
TOTAL LIABILITIES	$300,030,000	$-

Stockholders’ Equity
Series A convertible preferred stock, par value $0.01 - authorized 50,000, shares, 12,500 shares issued and outstanding	$12,500	$12,500
Series B convertible preferred stock, par value $0.01 - authorized 300,000 shares, 10,000 shares issued and outstanding	$100	$-
Series C convertible preferred stock, par value $0.01 - authorized 10,000 shares, 1,000 shares issued and outstanding	$10	$10
Common stock, par value $0.01 - authorized 1,000,000,000 shares, 49,504,185 shares issued and outstanding,	$495,042	$68,184
Additional paid-in-capital	$39,195,958	$39,195,858
Accumulated deficit	$(39,689,270)	$(39,262,412)
Total stockholders’ equity	$14,296	$1,890

Total stockholders’ equity & Liabilities	300,044,295	1,890

The accompanying notes are an integral part of these consolidated financial statements.

KENILWORTH SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	DECEMBER 31,	DECEMBER 31,
	2021	2020
Operating revenue:
Revenue	$—	$—
Total revenue	$—	$—

Operating expenses:

Bank Charges & Fees	$180	$110
Legal & Professional Services	$5,455	$10,000
Miscellaneous	-	$-
Total operating expenses	$5,635	$10,110

Loss from operations	$(5,635)	$(10,110)

Other Income (expenses)
Total other income/(expense)	$—	$—

Net Income/ loss	$(5,635)	$(10,110)

Earnings per share
Basic	$(0.0000)	$(0.0032)

The accompanying notes are an integral part of these financial statements.

KENILWORTH SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	DECEMBER 31, 2021		DECEMBER 31, 2020
Cash flows from operating activities:				-
Net loss from operations		$(5,635)		$(10,110)
Adjustments to reconcile net loss to net
cash used in operating activities:
Paid in capital		$-		$-
Common stock issued for services		$18,040		$-
Changes in:
Receivables & Due from related party		$(42,585)		$11,100
Accruals & Due to related party		$30,000		$-

Net cash used in operating activities		$(180)		$-

Cash flows from investing activities	$		$

Net cash used in investing activities		$-		$-

Cash flows from financing activities

Net cash provided by financing activities		$-		$-

Net decrease in cash		$(180)		$-

Cash, beginning of period		$990		$-
Cash, end of period		$810		$990

The accompanying notes are an integral part of these financial statements.

KENILWORTH SYSTEMS CORPORATION AND

CONSOLIDATED CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Additional		Total
	No. of shares	Amount	No. of shares	Amount	No. of shares	Amount	No. of shares	Amount	Paid in Capital	Accumulated Deficit	shareholders’ equity

Balance as of January 1, 2020,	6,818,435	$68,184	25,000	$250	-	$-	$1,000	$10	$39,195,859	$(39,252,302)	$12,000

Net Loss for the year	-	-	-	-	-	-	-	-	-	(10,110)	(10,110)
Balance as of December 31, 2020	6,818,435	$68,184	25,000	$250	-	$-	$1,000	$10	$39,195,859	$(39,262,412)	$1,890

Balance as of January 1, 2021	6,818,435	$68,184	25,000	$250	-	$-	$1,000	10	$39,195,859	$(39,262,412)	$1,890
Stock issued in acquisition of subsidiary	40,000,000	400,000	21,000,000	210,000	10,000	100	1,000	10	-	(421,223)	610,100
Shares issued for service	2,685,750	26,858	-	-	-	-	-	-	-	-	26,858
Net loss for the year	-	-	-	-	-	-	-	-	-	(5,635)	(5,635)
Additional paid in capital	-	-	-	-	-	-	-	-	(618,917)	-	(618,917)
Balance as of December 31, 2021	49,504,185	$495,042	21,025,000	$210,250	10,000	$100	$1,000	$10	$38,576,942	$(39,268,047)	$14,296

The accompanying notes are an integral part of these financial statements.

KENILWORTH SYSTEMS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

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

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There is $810 cash equivalents for the year ended December 31, 2021.

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

NOTE 3 - GOING CONCERN

For the year ended December 31, 2021 the company incurred losses of approximately ($5,635). Also, it has not yet received any revenues from its operations. These factors create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

(a)

A Secured Convertible Promissory Note in the principal amount of $300,000,000, maturing on September 28, 2022, and bearing an interest rate of 5% per annum payable at maturity. The Note is convertible into Shares of Common Stock of the Registrant in accordance with the terms of the Note, a copy of which is annexed as an Exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2021;

(b)	40,000,000 shares of the Registrant’s authorized but unissued $0.01 par value common stock;

(c)

50,000 shares of the Registrant’s authorized but unissued Series “A” Preferred Stock, and 12,500 shares of the Registrants’ authorized but unissued Series “B” Preferred Stock, which shall bear the rights, privileges and preferences as set forth in the Certificate of Designation annexed as an Exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2021;

(d)

20,000,000 Class “A” Common Stock Purchase Warrants, exercisable at $0.02 per Share and expiring 10 years from the date of issuance.  The Form of Common Stock Purchase Warrant is annexed as an Exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2021.

NOTE 5 - ISSUANCE OF SECURITIES

Pursuant to the terms of the Asset Purchase and Sale Agreement, the Registrant on September 28, 2021 issued the following equity securities:

(1)	40,000,000 Shares of the Company’s authorized but unissued $0.01 par value common stock;

(2)

50,000 Shares of Purchaser’s authorized but unissued Series “A” Preferred Stock, and 12,500 shares of Purchaser’s authorized but unissued Series “B” Preferred Stock, which shall bear the rights, privileges and preferences as set forth in the Certificate of Designation annexed hereto as an Exhibit;

(3)

20,000,000 Class “A” Common Stock Purchase Warrants, exercisable at $0.02 per Share and expiring 10 years from the date of issuance. The Form of Common Stock Purchase Warrant is annexed as an Exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2021.

The foregoing securities are considered to be “restricted securities”, and were issued by the Registrant pursuant to an exemption from Registration afforded by Section 4(a)(1) of the Securities Act of 1933, as amended.

NOTE 6 – DUE FROM RELATED PARTY

This represent the balance due from related parties on the 40 Million common stocks issued in acquisition of subsidiary.

NOTE 7 – SUBSEQUENT EVENT

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2021, up through the date the Company issued the audited consolidated financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KENILWORTH SYSTEMS CORPORATION

By:	/s/ Neil Kleinman
NEIL KLEINMAN
CHAIRMAN AND CHIEF EXECUTIVE OFFICER

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Neil Kleinman	Director	April 29, 2022
NEIL KLEINMAN

17