Form 10-Q
period 2022-03-31
KENILWORTH SYSTEMS CORP
filed 2022-07-27
CIK 55234

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 OR 15(D) of the Securities Exchange Act of 1934

For the quarterly period ended March 31st, 2022

OR

☐	Transition report pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

For the transition period from _____________ to _____________

Commission File Number: 0-08962

KENILWORTH SYSTEMS CORPORATION
(Exact name of registrant as specified in its charter)

New York	84-1641415
(State of incorporation)	(I.R.S. employer identification no.)

185 Willis Avenue, Mineola, New York	11501
(Address of principal executive offices)	(Zip Code)

(516) 741-1352

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐     No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The Development Stage Company designation ONLY applies to Bankrupt Companies that exit from Bankruptcy Proceedings that do not pay all approved creditors in full. The Company does not believe that it is a “Development Stage Company”

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the Registrant based on the closing price as reported on the Pink Sheet Market as of December 31 is $49,504,185. As of March 31, 2022, $ 49,516,685 Shares of the Registrant’s Common Stock, $0.01 par value, were outstanding.

Disclaimer:

As stated in Kenilworth’s 10-K for the period ended December 31, 2021, the Company’s management team has changed. Management is dependent on the probability that financial information contained in the Company’s previous 10-Qs and 10-Ks is correct.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Kenilworth Systems Corporation and subsidiaries, a New York corporation (the “Company”), contains “forward- looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Additional factors are discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

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

2

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2022

3

KENILWORTH SYSTEMS CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

KENILWORTH SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

AND DEFICIT

AS OF MARCH 31, 2022

	PERIOD ENDING	PERIOD ENDING
	MARCH 31ST, 2022*	MARCH 31, 2021
Operating revenue:
Revenue	$—	$—
Total revenue	$—	$—

Operating expenses:

Bank Charges & Fees	$45	$45
Legal & Professional Services	$
Miscellaneous
Total operating expenses	$45	$45

Loss from operations	$(45)	$(45)

Other Income (expenses)
Total other income/(expense)	$	$

Net Income/ loss	$(45)	$(45)

Earnings per share
Basic	$(0.0000)	$(0.0000)
*unaudited

The accompanying notes are an integral part of these financial statements.

4

CONDENSED CONSOLIDATED BALANCE SHEETS

 AS OF December 31, 2021, AND March 31, 2022

ASSETS Current Assets	As of March 31, 2022*		As of December 31, 2021
*unaudited
ASSETS
Current Assets
Cash
SunTrust - Checking 1032		$765		$810
Due from Related Party *		$40,000		$40,000
Subscription Receivable
Due from Officer
Prepaid Expenses		$3,485		$3,485
Due from other
Notes Receivable (including accrued interest)
Notes Receivable from Officer (including accrued interest)
Total current assets		$44,250		$44,295

License agreements
Security deposits
Intellectual Property – Proprietary Databases and Technology		$270,450,011		$270,450,011
Trademarks and Tradenames		$30,000,000		$30,000,000

TOTAL ASSETS		$300,494,261		$300,494,306

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accounts payable and accrued expenses		4,000		4,000
Due to related parties		$42,585		$42,585
Due to others
Due to employees
Loans payable to Officers
Payroll tax liabilities		$-	$
Note Payable September 28, 2022		$300,000,000		$300,000,000

Total current liabilities		$300,046,585		$300,046,585

Total other liabilities		$-		$-
TOTAL LIABILITIES		$300,046,585		$300,046,585

Stockholders' Equity
Series A convertible preferred stock, par value $.01 - authorized 21,050,000 shares, 21,025,000 shares issued and outstanding		$210,250		$210,250
Series B convertible preferred stock, par value $.01 - authorized 300,000 shares, and 300,000 shares issued and outstanding, respectively		$10		$10
Series C convertible preferred stock, par value $.01 - authorized 10,000 shares, 1,000 and 1,000 shares issued and outstanding, respectively		$10		$10
Common stock, par value $.01 - authorized 1,000,000,000 shares, 49,504,185 shares issued and outstanding, respectively		$495,042		$495,042
Additional paid-in-capital		$39,009,001		$39,009,001

Accumulated deficit		$(39,266,637)		$(39,266,592)
	$		$
TOTAL STOCKHOLDERS' EQUITY		$447,676		$447,721
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		$300,494,261		$300,494,306

The accompanying notes are an integral part of these financial statements.

5

KENILWORTH SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

Cash flows from operating activities:	THREE MONTHS ENDED MARCH 31st 2022		THREE MONTHS ENDED MARCH 31st, 2021
Net loss from continuing operations attributable to		$(45)	$(45)
common stockholders
Adjustments to reconcile net loss to net
cash used in operating activities:
Preferred stock issued for services		$—	$—
Changes in:
Receivables	$		$(900)

Net cash used in operating activities		$(45)	(945)

Cash flows from investing activities		$—	—

Net cash used in investing activities		$—	$—

Cash flows from financing activities

Net cash provided by financing activities		$—	$—

Net increase in cash		$(45)	(945)

Cash, beginning of period		$810	990
Cash, end of period		$765	45
*unaudited

The accompanying notes are an integral part of these financial statements

6

 Condensed Consolidated Statements of Changes in Stockholders Equity

March 31, 2021, to March 31, 2022 (unaudited)

	Common Stock		Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Additional Paid		Total
	No. of shares	Amount	No. of shares	Amount	No. of shares	Amount	No. of shares	Amount	in Capital	Accumulated Deficit	shareholders’ equity

Balance as of December 31, 2020,	6,818,435	$68,184	25,000	$250	-	$-	$1,000	$10	$39,195,859	$(39,262,412)	$1,890
Subscription Receivables									100		100
Net Loss for the period	-	-	-	-	-	-	-	-	-	(45)	(45)
Balance as of March 31, 2021	6,818,435	$68,184	25,000	$250	-	$-	$1,000	$10	$39,195,959	$(39,262,457)	$1,946

Balance as of December 31, 2021	49,504,185	$495,042	21,025,000	$210,250	1,000	$10	$1,000	10	$39,009,001	$(39,266,592)	$447,721
Net loss for the period	-	-	-	-	-	-	-	-	-	(45)	(45)

Balance as of March 31, 2022	49,504,185	$495,042	21,025,000	$210,250	1,000	$10	$1,000	$10	$39,009,001	$(39,266,637)	$447,676

 The accompanying notes are an integral part of these financial statements.

NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying audited condensed consolidated financial statements of Kenilworth Systems Corporation and subsidiaries (“Kenilworth”) beginning as of January 1, 2022 contain all adjustments (consisting of only normal accruals) necessary to present fairly the consolidated balance sheets as of March 31, 2022 and the related statements of operations and cash flows for the three (3) month periods ended March 31, 2022. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on FORM 10-K for the fiscal year ended December 31, 2021.

The results of operations for the three (3) month period ended March 31, 2022 are not necessarily indicative of the anticipated results for the entire year ending December 31, 2021.

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

EMPLOYEES

Kenilworth, at present, has no employees

MARKETING STRATEGY/SALES PLAN

As of December 31st, 2021, Kenilworth Systems Corporation is looking forward to modifying its current structure into a Corporate Holding Company. The process for this continuation is currently under discussions and once completed, in the next couple of months, once initiated, will be available for use in holding data assets, such as intellectual patents and other proprietary property from around the world.

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

NOTE 4 - GOING CONCERN UNCERTAINTY

For the years ended December 31, 2020, and December 31, 2021, the Company incurred net losses of approximately $10,110 and $21,608 respectively. For the three (3) months ending March 31, 2022 the company incurred losses of approximately $45. Also, it has not yet received any revenues from its operations.

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

NOTE 5 – NON-CASH TRANSACTIONS

2021:

The Company issued 21,025,000 common shares to shareholders.

2020:

No new issuances

2011:

The Company issued 28,000,000 shares to directors, officers, and employees as compensation for services rendered, valued at $44,000; 45,354,760 shares were issued for legal and consulting services valued at $257,376 and a vendor debt was settled for 1,875,000 shares, valued at $12,200.

2010:

The Company issued six million (6,000,000) shares to Directors and employees as compensation for services rendered in the twelve (12) months ended December 31, 2010.

11

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

NOTE 6 — PAYROLL TAXES PAYABLE

The Company has not had payroll and no payroll taxes due as since 2012. These balances were assigned to personally to President Dan Snyder by the IRS as stated in the prior reported December 31st, 2021 Form 10-K.

NOTE 7 - SUBSEQUENT EVENTS

On March 3rd, 2022, Kenilworth Systems Corp has signed a Letter of Intent (LOI) to acquire ACL Group’s Arete Data as well as intellectual property and database asset. Management is performing an evaluation of Company activity through June 30th, 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and other parts of this report include “forward- looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements other than historical facts and often address future events or our future performance. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “may,” “will,” “might,” “plan,” “predict,” “believe,” “should,” “could” and similar words or expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

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

RESULTS OF OPERATIONS

Since we exited from bankruptcy proceedings on September 28, 1998, we have had no revenues from operations, and therefore sustained losses from operating expenses amounting to $10,110.00  in 2020 and $45  in 2021. Kenilworth has had no revenues from operations since exiting from Bankruptcy Proceedings in September 1998.

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

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and principal financial officer, who are the same person, are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a- 15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal quarter covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of June 30, 2019.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

The Company plans to hold its next Annual Meeting of Shareholders in June of 2022  with proxy materials mailed to shareholders of record at least twenty (20) days prior to the proposed meeting date. Our new management team, auditors and counsel are anticipating several issues to be voted on at that time.

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

______________

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

KENILWORTH SYSTEMS CORPORATION

July 26, 2022	By:	/s/ Neil Kleinman
Chief Executive Officer, President and Director

