Form 10-Q
period 2022-06-30
KENILWORTH SYSTEMS CORP
filed 2022-11-21
CIK 55234

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒     Quarterly report pursuant to Section 13 OR 15(D) of the Securities Exchange Act of 1934

For the quarterly period ended June 30th, 2022

OR

☐     Transition report pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

For the transition period from            to

Commission File Number: 0-08962

KENILWORTH SYSTEMS CORPORATION
(Exact name of registrant as specified in its charter)

New York	84-1641415
(State of incorporation)	(I.R.S. employer identification no.)

15 Broad Street, Suite 2826, New York, NY	10005
(Address of principal executive offices)	(Zip Code)

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

The Development Stage Company designation ONLY applies to Bankrupt Companies that exit from Bankruptcy Proceedings that do not pay all approved creditors in full. The Company does not believe that it is a “Development Stage Company”

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the Registrant based on the closing price as reported on the Pink Sheet Market as of December 31 is $49,504,185. As of June 30th, 2022, $ 49,516,685 Shares of the Registrant’s Common Stock, $0.01 par value, were outstanding.

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

2

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30TH, 2022
INDEX

KENILWORTH SYSTEMS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

As of June 30th, 2022, December 31, 2021

ASSETS *unaudited	As of June 30, 2022	As of December 31, 2021
Current Assets
Cash
SunTrust - Checking 1032	$734	$810
Due from Related Party *	$40,000	$40,000
Subscription Receivable	5,000	-
Due from Officer
Prepaid Expenses	$3,485	$3,485
Due from other
Notes Receivable (including accrued interest)
Notes Receivable from Officer (including accrued interest)
Total current assets	$49,219	$44,295

License agreements
Security deposits
Intellectual Property – Proprietary Databases and Technology	$270,450,011	$270,450,011
Trademarks and Tradenames	$30,000,000	$30,000,000

TOTAL ASSETS	$300,499,230	$300,494,306

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	4,000	4,000
Due to related parties	$42,585	$42,585
Due to others
Payroll tax liabilities	$-	$-
Note Payable September 28, 2022	$300,000,000	$300,000,000

Total current liabilities	$300,046,585	$300,046,585

Total other liabilities	$-	$-
TOTAL LIABILITIES	$300,046,585	$300,046,585

Stockholders' Equity
Series A convertible preferred stock, par value $0.01 - authorized 21,050,000 shares, 21,025,000 shares issued and outstanding	$210,250	$210,250
Series B convertible preferred stock, par value $0.01 - authorized 300,000 shares, and 300,000 shares issued and outstanding, respectively	$10	$10
Series C convertible preferred stock, par value $0.01 - authorized 10,000 shares, 1,000 and 1,000 shares issued and outstanding, respectively	$10	$10
Common stock, par value $0.01 - authorized 1,000,000,000 shares, 50,004,185 and 49,504,185 shares issued and outstanding, as of June 30, 2022 and December 31,2021 respectively.	$500,042	$495,042
Additional paid-in-capital	$39,009,001	$39,009,001

Accumulated deficit	$(39,266,668)	$(39,266,592)
TOTAL STOCKHOLDERS' EQUITY	$452,645	$447,721

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$300,499,230	$300,494,306

The accompanying notes are an integral part of these financial statements

KENILWORTH SYSTEMS CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
	For the Three Months Ended June 30, 2022	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2022	For the Six Months Ended June 30, 2021
Revenue	$-	$-	$-	$-
Cost of revenue	-	-	-	-
Gross Margin	-	-	-	-

Bank Charges & Fee	31	45	76	90
Legal & Professional Fee	-	-	-	-
Miscellaneous	-	-	-	-
Loss Before Tax	(31)	(45)	(76)	(90)

Taxation	-	-	-	-
Loss from operation	(31)	(45)	(76)	(90)

Other Income / (Expense)	-	-	-	-

Net Loss	$(31)	$(45)	$(76)	$(90)

Income per share	$0.00	$0.00	$0.00	$0.00
Weighted average shares outstanding	50,004,185	6,794,435	50,004,185	6,794,435

The accompanying notes are an integral part of these financial statements

KENILWORTH SYSTEMS CORPORATION

Condensed Consolidated Statements of Changes in Stockholders’ Equity

June 30, 2021, to June 30, 2022 (unaudited)

	Common Stock		Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Additional		Total
	No. of shares	Amount	No. of shares	Amount	No. of shares	Amount	No. of shares	Amount	Paid in Capital	Accumulated Deficit	shareholders’ equity

Balance as of December 31, 2020,	6,818,435	$68,184	25,000	$250	-	$-	$1,000	$10	$39,195,859	$(39,262,412)	$1,890
Net Loss for the period January to March 31, 2021										(45)	(45)
Net Loss for the period April to June 30, 2021	-	$-	-	$-	-	$-	$-	$-	$-	$(45)	$(45)
Balance as of June 30, 2021	6,818,435	68,184	25,000	250	-	-	1,000	10	39,195,959	(39,262,502)	1,800

Balance as of December 31, 2021	49,504,185	$495,042	21,025,000	$210,250	1,000	$10	$1,000	10	$39,009,001	$(39,266,592)	$447,721
Net Loss for the period January to March 31, 2022										(45)	(45)
Net Loss for the period April to June 30, 2022	-	-	-	-	-	-	-	-	-	(31)	(31)
Common Stock Issued for service	500,000	5,000	-	-	-	-	-	-	-	-	5,000
Balance as of June 30, 2022	50,004,185	500,042	21,025,000	210,250	1,000	10	1,000	10	39,009,001	(39,266,668)	452,645

The accompanying notes are an integral part of these financial statements

KENILWORTH SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOW

For periods January to June 30th, 2022 and 2021

Cash flows from operating activities:	SIX MONTHS ENDED JUNE 30th 2022		SIX MONTHS ENDED JUNE 30th 2021
Net loss from continuing operations attributable to		$(76)	$(90)
common stockholders
Adjustments to reconcile net loss to net
cash used in operating activities:
Preferred stock issued for services		$—	$—
Changes in:
Receivables	$		$-

Net cash used in operating activities		$(76)	$(90)

Cash flows from investing activities		$—	—

Net cash used in investing activities		$—	$—

Cash flows from financing activities

Net cash provided by financing activities		$—	$—

Net increase in cash		$(76)	(90)

Cash, beginning of period		$810	990
Cash, end of period		$734	900
*unaudited

The accompanying notes are an integral part of these financial statements

NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying audited condensed consolidated financial statements of Kenilworth Systems Corporation and subsidiaries (“Kenilworth”) beginning as of January 1, 2022, contain all adjustments (consisting of only normal accruals) necessary to present fairly the consolidated balance sheets as of June 30th, 2022 and the related statements of operations and cash flows for the six (6) month periods ended June 30th, 2022. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on FORM 10-K for the fiscal year ended December 31, 2021.

The results of operations for the three (3) month period ended June 30th, 2022, are not necessarily indicative of the anticipated results for the entire year ending December 31, 2021.

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

EMPLOYEES

Kenilworth, at present, has no employees MARKETING STRATEGY/SALES PLAN

As of December 31st,2021, Kenilworth Systems Corporation is looking forward to modifying its current structure into a Corporate Holding Company. The process for this continuation is currently under discussions and once completed, in the next couple of months, once initiated, will be available for use in holding data assets, such as intellectual patents and other proprietary property from around the world.

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

NOTE 4 - GOING CONCERN UNCERTAINTY

For the six months period ended June 30, 2022, the Company incurred a net loss of approximately $(76). Also, it has not yet received any revenues from its operations.

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

NOTE 7 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date that the financial statements were issued and determined that there are no subsequent events to disclose.

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

KENILWORTH SYSTEMS CORPORATION

November 17, 2022	By:	/s/ Neil Kleinman
Chief Executive Officer, President and Director

