Form 10-K
period 2022-12-31
KENILWORTH SYSTEMS CORP
filed 2023-04-17
CIK 55234

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2022

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from _________ to__________.

Commission file number 0-08962

KENILWORTH SYSTEMS CORPORATION
(Exact name of registrant as specified in its charter)

Wyoming	84-1641415
(State of incorporation)	(IRS Employer Identification No.)

721 Beach Street
Daytona Beach, FL	32114
(Address of principal executive offices)	(ZIP CODE)

(312) 372-6900

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
(Do not check if a smaller reporting company)

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the Registrant based on the closing price as reported on the Pink Sheet Market as of April 12, 2023 is $589,259. As of December 31, 2022, 49,504,185 Shares of the Registrant’s Common Stock, $0.01 par value, were outstanding.

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

ASSET SALE TO ACL GROUP, INC.

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

SUBSEQUENT EVENTS

On February 2, 2023, the foregoing Asset Sale was reversed, and all of the Shares and Warrants which had been issued to ACL Group, Inc. were acquired by the current President of the Company, Dan W. Snyder, for $25,000 in consideration paid.

EMPLOYEES

Kenilworth, at present, has no employees

BACKLOG

We do not have any backlog.

ITEM 2 — PROPERTIES

Since the last filing Kenilworth has relocated the corporate offices to Daytona Beach, FL. We maintain our offices in space provided by our President at no cost.

ITEM 3 — LEGAL PROCEEDINGS

None.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages and positions held by each of Kenilworth’s directors and executive officers are as follows:

NAME	AGE	OFFICES AND POSITIONS HELD	FIRST ELECTED OFFICER OF KENILWORTH
DAN W. SNYDER	72	CHAIRMAN OF THE BOARD, PRESIDENT, TREASURER	2022

All of the above Executive Officers and Directors have been elected to serve until the next Annual Meeting of Shareholders or until their respective successors are elected and qualified. The Board presently anticipates that the next Shareholders Meeting will be held during the 2nd quarter period of 2023.

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

2020	LOW	HIGH

January 1, 2020 Through March 31, 2020 $	$0.0211	$0.065
April 1, 2020 Through June 30, 2020	$0.0211	$0.349
July 1, 2020 Through September 30, 2020	$0.04	$0.08
October 1, 2020 Through December 31, 2020	$0.012	$0.05

2021
January 1, 2021 Through March 31, 2021	$0.016	$0.05
April 1, 2020 Through June 30, 2021	$0.02	$0.10
July 1, 2020 Through September 30, 2021	$0.02	$0.19
October 1, 2020 Through December 31, 2021	$0.10	$0.65

2022
January 1, 2022 Through March 30, 2022	$0.11	$0.05
April 1, 2022 Through June 30, 2022	$0.12	$0.05
July 1, 2019 Through September 30, 2022	$0.11	$0.05
October 1, 2019 Through December 31, 2022	$0.09	$0.05

(b) Holders. There were approximately 2,592 registered holders of record of Common Stock plus an undetermined number of beneficial holders (in banks and brokerages) of Kenilworth as of December 31st, 2022.

(c) Dividends. Kenilworth has not paid any dividends on its Common Stock. We plan to apply any earnings it achieves to expansion of the business and do not expect to pay any dividends in the foreseeable future.

(d) The Company has outstanding 49,504,185 Common Shares as of December 31, 2022. In the future, all of the restricted shares may have the restriction lifted pursuant to SEC Rule 144 in the event that the Company is eligible for Rule 144.

ITEM 6 — SELECTED FINANCIAL DATA

The following table summarizes certain selected financial data and is qualified by reference to, and should be read in conjunction with, the Financial Statements and related Notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.

Selected Financial Data for the three (3) years ended December 31, 2022, are as follows:

SUMMARY OF OPERATIONS

	2022		2021	2020
Net income/ (loss) from operations		$(13,558)	$(5,635)		$(10,110)
Other income / (loss)	$	----	$—	$	----
Net loss accumulated		$(29,303)	$(15,745)		$(10,110)
Loss per common share		$(0.000)	$(0.000)		$(0.0015)
Loss per common share — diluted		$(0.000	$(0.000)		$(0.0015)
Consolidated balance sheet data:
Total current liabilities		$300,059,835	$300,030,000		$—
Stockholders’ Equity (deficit)		$300,499,198	$14,296		$1,190

ITEM 7 — MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion following should be read in conjunction with, and is qualified in its entirety by, the financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

(A) RESULTS OF OPERATIONS

Since we exited from bankruptcy proceedings on September 28, 1998, we have had no revenues from operations, and therefore sustained losses from operating expenses amounting to $10,110.00 in 2020, $ 45.00 in 2021, and $ 13,558 in 2022. Kenilworth has had no revenues from operations since exiting from Bankruptcy Proceedings in September 1998.

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

Going Concern

In an effort to have Kenilworth Systems Corporation reorganize and restructure its business model the company has begun looking into ways to monetize their proprietary data access, to seek accretive business combinations, and to identify Nasdaq-qualified merger candidates that are privately held seeking a public listing of their shares. We have no way to predict the future of this company; however, currently the corporation shows indications of growth moving into 2023.

RISK FACTORS

NO OPERATING HISTORY

We have had no new revenues from operations since 1991. We exited from bankruptcy proceedings in 1998 without assets and liabilities. We have had no revenues from operations since then and we may never have any revenues from operations in the future, which may result in the termination of our business.

WE HAVE NO WORKING CAPITAL

As of December 31, 2022, the working capital of Kenilworth was negative current liability of $300,000,000 represented by the Promissory Note incurred in the intellectual property acquisition. We have also been able to obtain working capital from investors that purchase Convertible Promissory Notes, Stock Purchase and Options Agreements and by issuing restricted Common Shares for services rendered.

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

b.) Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the annual period ending December 31, 2022, that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART III

ITEM 10 — DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position
Dan W. Snyder	72	Director, Chairman of the Board, and President

Dan W. Snyder is currently the sole Director and serves as President/CEO and Principal Accounting Officer of the Company. Mr. Snyder is an experienced public company officer with demonstrated leadership abilities directing efforts in sales and operations, corporate development, corporate governance, and overseeing financial activities. His extensive experience conducting analytical process for merger or acquisition candidates, capital formation and financings of all types will support the Company’s continuing business operations.

Mr. Snyder is expected to leverage his experience in accounting, finance, the capital markets, data management and enterprise IT solutions as the Company expands its operations.

CRIMINAL/BANKRUPTCY/SEC VIOLATIONS WITHIN THE LAST FIVE (5) YEARS

NONE

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires Kenilworth’s Executive Officers and Directors, and persons who beneficially own more than ten percent (10%) of our Common Stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Executive Officers, Directors and greater than ten percent (10%) beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. As of December 31, 2022, and through this filing date, only the President, Dan W. Snyder, owns more than ten percent (10%) of the common stock.

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

ITEM 11 — EXECUTIVE COMPENSATION

a.)	There was no exercise of options and SARs during the fiscal year ended December 31, 2022.

Aggregated Option/SAR Exercises in Last Fiscal Year

And FY-End Option/SAR Values

NONE

b.)	The Registrant has no employment agreements with any of its Executive Officers or Directors.

c.)	The Registrant has no compensation committee at this time.

d.)	Stock Performance Graph is not applicable.

TOTAL RETURN TO SHAREHOLDERS

(DIVIDENDS REINVESTED MONTHLY)

Kenilworth has not declared a dividend since its inception in 1968.

e.)	The following table sets forth the total compensation of the President and each Executive Officer of Kenilworth whose total salary and bonus exceeds $100,000.

No Executive Officer received any compensation more than $100,000 during the past three (3) fiscal years.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of December 31, 2022 the ownership with respect to each Executive Officer and Director and each person known to beneficially own more than five percent (5%) of the Company’s Common Stock.

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

The percentage of class has been determined with 49,504,185 shares issued and outstanding on December 31, 2022.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

NONE

ITEM 14 — PRINCIPAL ACCOUNTING FEES AND SERVICES

During the years ended December 31, 2021 and 2022, the Company incurred auditing expenses of approximately $5,635, and $10,000, respectively. There were no other audit related services or tax fees incurred.

ITEM 15 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

Remainder of page intentionally left blank

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KENILWORTH SYSTEMS CORPORATION

By:	/s/ Dan W. Snyder
DAN W. SNYDER
CHAIRMAN AND PRESIDENT

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Dan W. Snyder	Director	April 14, 2023
DAN W. SNYDER

INDEX TO AUDITED FINANCIAL STATEMENTS

KENILWORTH SYSTEMS CORPORATION

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Kenilworth Systems Corporation.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Kenilworth Systems Corporation. (the "Company") as of December 31, 2022, and 2021 and the related statements of operations, changes in shareholders' equity and cash flows, for each of the two years in the period ended December 31, 2022, and the related notes collectively referred to as the "financial statements”. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying financial statements have been prepared assuming the company will continue as a going concern as disclosed in Note 3 to the financial statement, the Company has continuously incurred a net loss of $(13,358) for the year ended December 31, 2022, and an accumulated deficit of $(39,279,950) at December 31, 2022. The continuation of the Company as a going concern through December 31, 2022, is dependent upon improving the profitability and the continuing financial support from its stockholders. Management believes the existing shareholders or external financing will provide additional cash to meet the Company’s obligations as they become due.

These factors raise substantial doubt about the company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of the uncertainty.

Correction of preferred shares

We draw your attention to note 7 to the financial statements on the correction of the overstatement of the par value of the series A preferred shares in the year 2021 and the correction of the unissued Series B and C preferred shares wrongly reported as issued in the year 2021; comparative financial statement. The errors have been corrected and the balances restated appropriately in this financial statement.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB. We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. Communication of critical audit matters does not alter in any way our opinion on the financial statements taken as a whole and we are not, by communicating the critical audit matters, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate. As of December 31, 2022, there are no critical audit matters to be communicated.

OLAYINKA OYEBOLA & CO.

(Chartered Accountants)

We have served as the Company's auditor since July 2022.

April 14th, 2023.

Lagos Nigeria

KENILWORTH SYSTEMS CORPORATION

CONSOLIDATED BALANCE SHEETS

Assets	December 31, 2022	December 31, 2021
Bank	$702	$810

Due from Related Party	$40,000	$40,000

Prepaid Expense	$3,485	$3,485

Subscription Receivable	$5,000	-

Total current assets	$49,187	$44,295

Trademarks and Tradenames	$30,000,000	30,000,000
Intellectual Property – Proprietary Databases and Technology	$270,450,011	270,450,011

TOTAL ASSETS	$300,499,198	$300,494,306

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Accruals	$4,000	4,000
Due to Related Party	$48,335	42,585
Note Payable September 28, 2022	$300,007,500	300,000,000
Total current liabilities	$300,059,835	$300,046,585
Total other liabilities	$-	$-
TOTAL LIABILITIES	$300,059,835	$300,046,585

Stockholders’ Equity
Series A convertible preferred stock, par value $.01 - authorized 50,000 shares, 12,500 shares issued and outstanding as of December 31, 2022, and 2021	$125	$125
Series B convertible preferred stock, par value $.01 - authorized 300,000 shares, 0 shares issued and outstanding as of December 31, 2022, and 2021	$-	$-
Series C convertible preferred stock, par value $.01 - authorized 10,000 shares, 0 shares issued and outstanding as of December 31, 2022, and 2021	$-	$-
Common stock, par value $.01 - authorized 1,000,000,000 shares, 50,004,185 and 49,504,185 shares issued and outstanding as of December 31, 2022, and 2021	$500,042	$495,042
Additional paid-in-capital	$39,219,146	$39,219,146
Accumulated deficit	$(39,279,950)	$(39,266,592)
Total stockholders’ equity	$439,363	$447,721

Total stockholders’ equity & Liabilities	300,499,198	300,494,306

The accompanying notes are an integral part of these consolidated financial statements.

KENILWORTH SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	DECEMBER 31,	DECEMBER 31,
	2022	2021
Operating revenue:
Revenue	$—	$—
Total revenue	$—	$—

Operating expenses:

Bank Charges & Fees	$108	$180
Legal & Professional Services	$5,750	$4,000
Miscellaneous	7,500	$-
Total operating expenses	$13,358	$4,180

Loss from operations	$(13,358)	$(4,180)

Other Income (expenses)
Total other income/(expense)	$—	$—

Net Income/ loss	$(13,358)	$(4,180)

Earnings per share
Basic	$(0.0003)	$(0.0000)

The accompanying notes are an integral part of these consolidated financial statements.

KENILWORTH SYSTEMS CORPORATION AND

CONSOLIDATED CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Additional		Total
	No. of shares	Amount	No. of shares	Amount	No. of shares	Amount	No. of shares	Amount	Paid in Capital	Accumulated Deficit

Balance as of January 1, 2021,	6,818,435	$68,184	12,500	$125	-	$-	$-	$-	$39,219,146	$(39,262,412)	$25,043
Common Stock issued for acquisition of assets	40,000,000	400,000	-	-	-	-	-	-	-	-	400,000
Shares issued in settlement of debt	2,685,750	26,858	-	-	-	-	-	-	-	-	26,858
Net Loss for the year	-	-	-	-	-	-	-	-	-	(4,180)	(4,180)

Balance as of December 31, 2021	49,504,185	$495,042	12,500	$125	-	$-	$-	$-	$39,219,146	$(39,266,592)	$447,721

Balance as of January 1, 2022	49,504,185	$495,042	12,500	$125	-	$-	$-	$-	$39,219,146	$(39,266,592)	$447,721
Common Stock issued during the year	500,000	5,000	-	-	-	-	-	-	-	-	5,000
Net loss for the year	-	-	-	-	-	-	-	-	-	(13,358)	(13,358)
Balance as of December 31, 2022	50,004,185	$500,042	12,500	$125	-	$-	$-	$-	$39,219,146	$(39,279,950)	$439,363

The accompanying notes are an integral part of these consolidated financial statements.

KENILWORTH SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	DECEMBER 31, 2022	DECEMBER 31, 2021
Cash flows from operating activities:		-
Net loss from operations	$(13,358)	$(4,180)
Adjustments to reconcile net loss to net
cash used in operating activities:
Paid in capital	$-	$-
Common stock issued for services	$-	$-
Changes in:
Receivables & Due from related party	$(5,000)	$(42,585)
Accruals & Due to related party	$5,750	$46,585

Net cash used in operating activities	$(12,608)	$(180)

Cash flows from investing activities	$-	$-

Net cash used in investing activities	$-	$-

Cash flows from financing activities	$12,500

Net cash provided by financing activities	$-	$-

Net decrease in cash	$(108)	$(180)

Cash, beginning of period	$810	$990
Cash, end of period	$702	$810

The accompanying notes are an integral part of these consolidated financial statements.

KENILWORTH SYSTEMS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

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

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There is $702 cash equivalents for the year ended December 31, 2022.

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

NOTE 3 - GOING CONCERN

For the year ended December 31, 2022 the company incurred losses of approximately ($13,358). Also, it has not yet received any revenue from its operations. These factors create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 4 - ACQUISITION OF ACL GROUP, INC. ASSETS

On March 3rd, 2021, Kenilworth Systems Corp signed a Letter of Intent (LOI) to acquire ACL Group’s Arete Data Tradename and trademark, as well as certain intellectual property and database assets of ACL Group, Inc.

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

(2)

1,000,000 Shares of Purchaser’s authorized but unissued Series “A” Preferred Stock, and 1,000 shares of Purchaser's authorized but unissued Series “B” Preferred Stock, which shall bear the rights, privileges and preferences as set forth in the Certificate of Designation annexed hereto as an Exhibit:

(3)

20,000,000 Class “A” Common Stock Purchase Warrants, exercisable at $.02 per Share and expiring 10 years from the date of issuance. The Form of Common Stock Purchase Warrant is annexed as an Exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2021.

The foregoing securities are considered to be “restricted securities” and were issued by the Registrant pursuant to an exemption from Registration afforded by Section 4(a)(1) of the Securities Act of 1933, as amended.

NOTE 6 – DUE FROM RELATED PARTY

 This represents the balance due from related parties on the 40Million common stocks issued in acquisition of subsidiary.

NOTE 7 – PREFERED SHARES

During the year 2021, it was discovered that a par value of $1 was wrongly applied on the company’s issued Series A preferred shares resulting in the overstatement of the amount of the issued shares by $12,375. However, we observed that the Series B and C shares are yet to be issued based on the report from the Transfer Agent received during the year 2022 Audit.

The above errors have been corrected and balances restated appropriately in the financial statements.

NOTE 8 – SUBSEQUENT EVENT

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2022, up through the date the Company issued the audited consolidated financial statements and determined to disclose the underlisted event.

On February 2nd, 2023, ACL Group Inc and Dan W. Sydner enter into a common stock purchase and sales agreement in consideration of the mutual covenants and agreement herein set forth, and for other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties agree as follows:

Stock Purchase : SELLERS agrees to sell, and PURCHASERS agrees to purchase from sellers: 40,000,000 restricted common shares, 20,000,000 cashless exploding warrants coverts with additional 10m warrants, as well as 1,000,000 preferred A shares and 10,000 preferred B shares of kens, and TWENTY FIVE THOUSAND no/ 100 U.S. dollars ($25,000).

Purchase Price: The total purchase price for the said shares shall be $25,000, which shall be paid and satisfied at closing by wire transfer to ACL Group Inc.to the following account.

CLOSING DATE: The Closing Date shall be on or before February 6th, 2023. Said agreement shall expire February 6th 2023, If no payment has been made in full as stated in section 2 such agreement is null and voided.

