Form 10-Q
period 2023-03-31
KENILWORTH SYSTEMS CORP
filed 2023-05-15
CIK 55234

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 OR 15(D) of the Securities Exchange Act of 1934

For the quarterly period ended March 31st, 2023

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

The Development Stage Company designation ONLY applies to Bankrupt Companies that exit from Bankruptcy Proceedings that do not pay all approved creditors in full. The Company does not believe that it is a “Development Stage Company”

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the Registrant based on the closing price as reported on the Pink Sheet Market as of March 31, 2023 is $49,504,185. As of March 31, 2023,  49,516,685 Shares of the Registrant’s Common Stock, $0.01 par value, were outstanding.

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

2

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2023

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

KENILWORTH SYSTEMS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

  March 31, 2023, and December 31, 2022

ASSETS Current Assets	As of March 31, 2023	As of December 31, 2022
*unaudited
ASSETS
Current Assets
Cash	$702	$702
Due from Related Party	$40,000	$40,000
Subscription Receivables	$5,000	$5,000
Prepaid expense	$3,485	$3,485
Total current assets	$49,187	$49,187

License agreements
Security deposits
Intellectual Property – Proprietary Databases and Technology	$-	$270,450,011
Trademarks and Tradenames	$-	$30,000,000

TOTAL ASSETS	$49,187	$300,499,198

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accounts payable and accrued expenses	4,000	4,000
Due to related parties	$83,981	$48,335
Note Payable	$7,500	$300,007,500

Total current liabilities	$95,481	$300,059,835

Total other liabilities	$-	$-
TOTAL LIABILITIES	$95,481	$300,059,835

Stockholders' Equity
Series A convertible preferred stock, par value $0.01 – authorized 50,000 shares, 12,500 shares, issued and outstanding	$125	$125
Series B convertible preferred stock, par value $0.01 - authorized 300,000 shares, and 0 shares issued and outstanding, respectively	$-	$-
Series C convertible preferred stock, par value $0.01 - authorized 10,000 shares, 0 shares issued and outstanding, respectively	$-	$-
Common stock, par value $0.01 - authorized 1,000,000,000 shares, 50,004,185 shares issued and outstanding, respectively	$500,042	$500,042
Additional paid-in-capital	$38,744,135	$39,219,146

Accumulated deficit	$(39,290,596)	$(39,279,950)
	$-
TOTAL STOCKHOLDERS' EQUITY	$(46,294)	$439,363
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$49,187	$300,499,198

The accompanying notes are an integral part of these financial statements.

KENILWORTH SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

AS OF MARCH 31, 2023, AND 2022

	PERIOD ENDING	PERIOD ENDING
	MARCH 31ST, 2023	MARCH 31ST, 2022
Operating revenue:
Revenue	$—	$—
Total revenue	$—	$—

Operating expenses:

Bank Charges & Fees	$-	$45
Legal & Professional Services	$7,646
Miscellaneous	3,000
Total operating expenses	$10,646	$45

Loss from operations	$(10,646)	$(45)

Other Income (expenses)
Total other income/(expense)	$-	$-

Net Income/ loss	$(10,646)	$(45)

Earnings per share
Basic	$(0.0000)	$(0.0000)
*unaudited

The accompanying notes are an integral part f these financial statements.

KENILWORTH SYSTEMS CORPORATION AND

CONSOLIDATED CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Additional Paid in	Accumulated	Total shareholders’
	No. of shares	Amount	No. of shares	Amount	No. of shares	Amount	No. of shares	Amount	Capital	Deficit	equity

Balance as of January 1, 2022,	49,504,185	$495,042	21,025,000	$210,250	1,000	$10	$1,000	$10	$39,009,001	$(39,266,592)	$447,721
Net loss for the period	-	-	-	-	-	-	-	-	-	(45)	(45)

Balance as of March 31, 2022	49,504,185	$495,042	21,025,000	$210,250	1,000	$10	$1,000	$10	$39,009,001	$(39,266,592)	$447,676

Balance as of January 1, 2023,	50,004,185	$500,042	12,500	$125	-	$-	$-	$-	$39,219,146	$(39,279,950)	$439,363
Net loss for the period	500,000	5,000	-	-	-	-	-	-	-	(10,646)	(10,646)
Additional paid in capital	-	-	-	-	-	-	-	-	(475,011)	-	(475,011)
Balance as of March 31, 2023	50,004,185	$500,042	12,500	$125	-	$-	$-	$-	$38,744,135	$(39,290,596)	$(46,294)

The accompanying notes are an integral part of these consolidated financial statements.

KENILWORTH SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS MARCH 31, 2023, AND 2022

Cash flows from operating activities:	THREE MONTHS ENDED MARCH 31st 2023	THREE MONTHS ENDED MARCH 31st, 2022
Net loss from continuing operations attributable to	$(10,646)	$(45)
common stockholders
Adjustments to reconcile net loss to net
cash used in operating activities:
Preferred stock issued for services	$—	$—
Changes in:
Payables	$35,646	$-

Net cash used in operating activities	$25,000	(45)

Cash flows from investing activities	$—	—
Intangible assets	300,450,011
Net cash used in investing activities	$300,450,011	$—

Cash flows from financing activities
Note payables	(300,000,000)	-
Additional paid in capital	(475,011)	-
Net cash provided by financing activities	$(300,475,011)	$—

Net increase in cash	$-	(45)

Cash, beginning of period	$702	810
Cash, end of period	$702	765
*unaudited

The accompanying notes are an integral part of these financial statements.

  KENILWORTH SYSTEMS CORPORATION

NOTE TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENT

NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying audited condensed consolidated financial statements of Kenilworth Systems Corporation and subsidiaries (“Kenilworth”) beginning as of January 1, 2022 contain all adjustments (consisting of only normal accruals) necessary to present fairly the consolidated balance sheets as of March 31, 2023 and the related statements of operations and cash flows for the three (3) month periods ended March 31, 2023. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on FORM 10-K for the fiscal year ended December 31, 2022.

The results of operations for the three (3) month period ended March 31, 2023 are not necessarily indicative of the anticipated results for the entire year ending December 31, 2023.

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

EMPLOYEES

Kenilworth, at present, has no employees

MARKETING STRATEGY/SALES PLAN

As of December 31st, 2022, Kenilworth Systems Corporation is looking forward to modifying its current structure into a Corporate Holding Company. The process for this continuation is currently under discussions and once completed, in the next couple of months, once initiated, will be available for use in holding data assets, such as intellectual patents and other proprietary property from around the world.

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

NOTE 4 - GOING CONCERN UNCERTAINTY

For the years ended December 31, 2022, and December 31, 2021, the Company incurred net losses of approximately $13,358 and $4,180 respectively. For the three (3) months ending March 31, 2023, the company incurred losses of approximately $10,646. Also, it has not yet received any revenue from its operations.

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

NOTE 5 — PAYROLL TAXES PAYABLE

The Company has not had payroll and no payroll taxes due as since 2012. These balances were assigned to personally to President Dan Snyder by the IRS as stated in the prior reported December 31st, 2021, Form 10-K.

NOTE 6 - SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2023, up through the date the Company issued the audited consolidated financial statements and determined that there are no events to disclose.

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

RESULTS OF OPERATIONS

Since we exited from bankruptcy proceedings on September 28, 1998, we have had no revenues from operations, and therefore sustained losses from operating expenses amounting to $10,646  in 2023 and $45  in 2022. Kenilworth has had no revenues from operations since exiting from Bankruptcy Proceedings in September 1998.

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
May 12, 2023

