Form 10-Q
period 2023-06-30
KENILWORTH SYSTEMS CORP
filed 2023-08-14
CIK 55234

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 OR 15(D) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2023

OR

☐	Transition report pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

For the transition period from _____________ to _____________

Commission File Number: 0-08962

KENILWORTH SYSTEMS CORPORATION
(Exact name of registrant as specified in its charter)

Wyoming	84-1641415
(State of incorporation)	(I.R.S. employer identification no.)

721 Beach Street, Daytona Beach, FL	32114
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the Registrant based on the closing price as reported on the Pink Sheet Market as of December 31, 2022 was $49,504,185. As of June 30, 2023, 50,004,185 Shares of the Registrant’s Common Stock, $0.01 par value, were outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Kenilworth Systems Corporation, a Wyoming corporation (the “Company”), contains “forward- looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Additional factors are discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

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

2

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2023

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

KENILWORTH SYSTEMS CORPORATION

CONDENSED BALANCE SHEETS

  June 30, 2023, and December 31, 2022

ASSETS Current Assets	As of June 30, 2023	As of December 31, 2022
*unaudited
ASSETS
Current Assets
Cash	$702	$702
Due from Related Party	$40,000	$40,000
Subscription Receivables	$5,000	$5,000
Prepaid expense	$8,485	$3,485
Total current assets	$54,187	$49,187

License agreements
Security deposits
Intellectual Property – Proprietary Databases and Technology	$-	$270,450,011
Trademarks and Tradenames	$-	$30,000,000

TOTAL ASSETS	$54,187	$300,499,198

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accounts payable and accrued expenses	4,000	4,000
Due to related parties	$120,531	$48,335
Note Payable	$7,500	$300,007,500

Total current liabilities	$132,031	$300,059,835

Total other liabilities	$-	$-
TOTAL LIABILITIES	$132,031	$300,059,835

Stockholders' Equity
Series A convertible preferred stock, par value $.01 – authorized 50,000 shares, 0, and 12,500 shares, issued and outstanding as of June 30, 2023, and December 31, 2022	$-	$125
Series B convertible preferred stock, par value $.01 - authorized 300,000 shares, and 0 shares issued and outstanding, respectively	$-	$-
Series C convertible preferred stock, par value $.01 - authorized 10,000 shares, 0 shares issued and outstanding, respectively	$-	$-
Common stock, par value $.01 - authorized 1,000,000,000 shares, 50,004,185 shares issued and outstanding, respectively	$500,042	$500,042
Additional paid-in-capital	$38,744,135	$39,219,146

Accumulated deficit	$(39,322,146)	$(39,279,950)
	$-
TOTAL STOCKHOLDERS' EQUITY	$(77,844)	$439,363
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$54,187	$300,499,198

The accompanying notes are an integral part of these financial statements.

 KENILWORTH SYSTEMS CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30, 2023	For the Three Months Ended June 30, 2022	For the Six Months Ended June 30, 2023	For the Six Months Ended June 30, 2022
Revenue	$-	$-	$-	$-
Cost of revenue	-	-	-	-
Gross Margin	-	-	-	-

Bank Charges & Fee	6,800	31	9,800	76
Legal & Professional Fee	11,250		18,896	-
Research & Development Fee	13,500		13,500	-
Loss Before Tax	(31,550)	(31)	(42,196)	(76)

Taxation			-	-
Loss from operation	(31,550)	(31)	(42,196)	(76)

Other Income / (Expense)		-	-	-

Net Loss	$(31,550)	$(31)	$(42,196)	$(76)

Income per share	$0.00	$0.00	$0.00	$0.00
Weighted average shares outstanding	50,004,185	50,004,185	50,004,185	50,004,185

The accompanying notes are an integral part of these financial statements.

KENILWORTH SYSTEMS CORPORATION

 STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

			Series A		Series B		Series C
	Common Stock		Preferred Stock		Preferred Stock		Preferred Stock		Additional		Total
	No. of shares	Amount	No. of shares	Amount	No. of shares	Amount	No. of shares	Amount	Paid in Capital	Accumulated Deficit	shareholders’ equity

Balance as of January 1, 2022,	49,504,185	$495,042	21,025,000	$210,250	1,000	$10	$1,000	$10	$39,009,001	$(39,266,592)	$447,721
Net loss for the period	-	-	-	-	-	-	-	-	-	(45)	(45)
Balance as of March 31, 2022	49,504,185	$495,042	21,025,000	$210,250	1,000	$10	$1,000	$10	$39,009,001	$(39,266,592)	$447,676
Net loss for the period ended June 30, 2022	-	-	-	-	-	-	-	-	-	(31)	(31)
Common stock issued for services	500,000	5,000	-	-	-	-	-	-	-	-	5,000
Balance as of June 30, 2022	50,004,185	500,042	21,025,000	210,250	1,000	10	$1,000	10	$39,009,001	(39,266,668)	452,645

Balance as of January 1, 2023,	50,004,185	$500,042	12,500	$125	-	$-	$-	$-	$39,219,146	$(39,279,950)	$439,363
Net loss for the period	500,000	5,000	-	-	-	-	-	-	-	(10,646)	(10,646)
Additional paid in capital	-	-	-	-	-	-	-	-	(475,011)	-	(475,011)
Balance as of March 31, 2023	50,004,185	$500,042	12,500	$125	-	$-	$-	$-	$38,744,135	$(39,290,596)	$(46,294)
Net loss for the period ended June 30, 2023	-	-	-	-	-	-	-	-		(31,550)	(31,550)
Balance as of June 30, 2023	50,004,185	500,042	12,500	125	-	-	-	-	38,744,135	(39,322,146)	(77,844)

The accompanying notes are an integral part of these financial statements.

KENILWORTH SYSTEMS CORPORATION

CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS JUNE 30, 2023, AND 2022

Cash flows from operating activities:	SIX MONTHS ENDED JUNE 30, 2023	SIX MONTHS ENDED JUNE 30, 2022
Net loss from continuing operations attributable to	$(42,196)	$(76)
common stockholders
Adjustments to reconcile net loss to net
cash used in operating activities:
Preferred stock issued for services	$—	$—
Changes in:
Prepaid expense	$35,646	$-

Net cash used in operating activities	$25,000	(45)

Cash flows from investing activities	$—	—
Intangible assets	300,450,011
Net cash used in investing activities	$300,450,011	$—

Cash flows from financing activities
Note payables	(300,000,000)	-
Additional paid in capital	(475,011)	-
Net cash provided by financing activities	$(300,475,011)	$—

Net increase in cash	$-	(45)

Cash, beginning of period	$702	810
Cash, end of period	$702	702
*unaudited

The accompanying notes are an integral part of these financial statements.

  KENILWORTH SYSTEMS CORPORATION

NOTE TO THE CONDENSED FINANCIAL STATEMENT

NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying audited condensed financial statements of Kenilworth Systems Corporation  (“Kenilworth”) beginning as of January 1, 2023 contain all adjustments (consisting of only normal accruals) necessary to present fairly the balance sheets as of June 30, 2023 and the related statements of operations and cash flows for the six (6) month periods ended June 30, 2023. These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on FORM 10-K for the fiscal year ended December 31, 2022.

The results of operations for the six (6) month period ended June 30, 2023, are not necessarily indicative of the anticipated results for the entire year ending December 31, 2023.

NOTE 2 - THE COMPANY AND NATURE OF BUSINESS THE COMPANY

Kenilworth Systems Corporation hereinafter referred to as “Kenilworth”, the “Company” or “we”, was incorporated on April 25, 1968, under the laws of the State of New York, and reincorporated in the State of Wyoming in 2023, where it is currently domiciled. Kenilworth has been a publicly traded Company since August 1968 formerly on the National NASDAQ Market, presently on the OTC Pink Sheet Market since emerging from Bankruptcy Proceedings in September 1998.

GENERAL

The Company’s management team is presently reviewing acquisition opportunities in both the emerging medical technologies field as well as in emerging energy technologies.  As of the date of this filing, the Company has not entered into any definitive agreements with respect to any acquisition opportunities.

EMPLOYEES

Kenilworth, at present, has no employees.

MARKETING STRATEGY/SALES PLAN

As of June 30, 2023, Kenilworth Systems Corporation is looking forward to modifying its current structure into a Corporate Holding Company. The process for this continuation is currently under discussions and once completed, in the next couple of months, once initiated, will be available for use in holding controlling equity interests in other emerging technology companies.

COMPETITION

The Company presently has no business operations.

NOTE 3 - GOING CONCERN UNCERTAINTY

For the years ended December 31, 2022, and December 31, 2021, the Company incurred net losses of approximately $13,358 and $4,180 respectively. For the six (6) months ending June 30, 2023, the company incurred losses of approximately $42,196. Also, it has not yet received any revenue from its operations.

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

NOTE 4 — PAYROLL TAXES PAYABLE

The Company has not had payroll and no payroll taxes due as since 2012. These balances were assigned to personally to President Dan Snyder by the IRS as stated in the prior reported December 31st, 2021, Form 10-K.

NOTE 5 - SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before  financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2023, up through the date the Company issued the audited  financial statements and determined that there are no events to disclose.

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

RESULTS OF OPERATIONS

Since we exited from bankruptcy proceedings on September 28, 1998, we have had no revenues from operations, and therefore sustained losses from operating expenses amounting to $42,196 for the first six months of 2023 and $45  in 2022. Kenilworth has had no revenues from operations since exiting from Bankruptcy Proceedings in September 1998.

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

b.)

The Company’s management team is presently reviewing acquisition opportunities in both the emerging medical technologies field as well as in emerging energy technologies.  As of the date of this filing, the Company has not entered into any definitive agreements with respect to any acquisition opportunities.

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

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and principal financial officer, who are the same person, are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a- 15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal quarter covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of June 30, 2019.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

The Company plans to hold its next Annual Meeting of Shareholders in June of 2024 with proxy materials mailed to shareholders of record at least twenty (20) days prior to the proposed meeting date. Our new management team, auditors and counsel are anticipating several issues to be voted on at that time.

ITEM 6. EXHIBITS.

(a) Exhibits required by Item 601 of Regulation SK.

Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH *	Inline XBRL Taxonomy Extension Schema Document

101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104 *	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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
August 11, 2023

