Form 10-Q
period 2023-09-30
KENILWORTH SYSTEMS CORP
filed 2023-10-30
CIK 55234

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 OR 15(D) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the Registrant based on the closing price as reported on the Pink Sheet Market as of December 31, 2022 was $49,504,185. As of September 30, 2023, 52,004,185 Shares of the Registrant’s Common Stock, $0.01 par value, were outstanding.

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

2

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2023

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)
	As of Sept 30, 2023	As of Dec 31, 2022 (Audited)
ASSETS
Current Assets
Cash	$14,628
Suntrust - Checking 1032	$702	$702
Due from Related Party	$40,000	$40,000
Subscription Receivable	$5,000	$5,000
Prepayment(Rent)	$5,000
Prepaid Expenses	$3,485	$3,485
Notes Receivable (including accrued interest)
Notes Receivable from Officer (including accrued interest)
Total current assets	$68,815	$49,187

License agreements
Security deposits
Intellectual Property – Proprietary Databases and Technology	$-	$270,450,011
Trademarks and Tradenames	$-	$30,000,000

TOTAL ASSETS	$68,815	$300,499,198

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accounts payable and accrued expenses	$4,000	$4,000
Due to related parties	$116,784	5,750.00
Loans payable to Officers	$42,585	$42,585
Note payables Dan-Sydner	$7,500	$7,500
Note Payable September 28, 2022	$-	$300,000,000
Note payables Steve	$39,603
Notes Payables	$58,300
Total current liabilities	$268,772	$300,059,835

Total other liabilities	$-	$-
TOTAL LIABILITIES	$268,772	$300,059,835

Stockholders' Equity
Series A convertible preferred stock, par value $0.01 - authorized 21,050,000 shares, 21,025,000 shares issued and outstanding	$125	$125
Series B convertible preferred stock, par value $0.01 - authorized 300,000 shares, -0- and 300,000 shares issued and outstanding, respectively	$-	$-
Series C convertible preferred stock, par value $0.01 - authorized 10,000 shares, 1,000 and -0- shares issued and outstanding, respectively	$-	$-
Common stock, par value $0.01 - authorized 1,000,000,000 shares, 52,004,185 shares issued and outstanding, respectively	$520,042	$500,042
Additional paid-in-capital	$38,686,732	$39,219,146
Accumulated deficit	$(39,406,856)	$(39,279,950)
Net Income
TOTAL STOCKHOLDERS' EQUITY	$(199,957)	$439,363
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$68,815	$300,499,198

The accompanying notes are an integral part of these financial statements.

KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS PERIOD ENDED
(Unaudited)
	Quarter ENDED SEPT 30, 2023 (Unaudited)	Quarter ENDED SEPT 30, 2022 (Unaudited)
Operating revenue:
Revenue	$31,000.00	$-
Total revenue	$31,000.00	$-

Operating expenses:
Medical Expenses	$43,757
Bank Charges & Fees		$81
Legal & Professional Services	$28,416	$4,313
Rent	$1,500
Selling, general and administrative	$57,073	$5,625
Transport & Travels	$5,916
Hotel & Accomodation	$6,669
Research, development & associated expenses	$14,575
Total operating expenses	$157,906	$10,019

Loss from operations	$(126,906)	$(10,019)

Other Income (expenses)
Interest Income
Gain/(Loss) from disposal of assets
Misc. receivables written off
Misc. payables written off
Gain/(Loss) from settlement/debt extinguishment
Total other income/(expense)	$-	$-

Net Income/ loss	$(126,906)	$(10,019)

Earnings per share
Basic	$(0.0025)	$(0.0002)
Diluted	$(0.0025)	$(0.0002)

Weighted average number of common shares - Basic	$50,004,185	$50,004,185

The accompanying notes are an integral part of these financial statements.

KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE PERIOD ENDED SEPT 30, 2023
(Unaudited)
	Period Ended Sept 30, 2023	Period Ended Sept 30, 2022
Cash flows from operating activities:
Net loss from continuing operations attributable to common stockholders	(126,906)	$(10,019)
Adjustments to reconcile net loss to net
cash used in operating activities:
Preferred stock issued for services	-	$-
Changes in:
Prepaid expenses and receivables	(5,000)	$(3,750)
Due to related party	111,034	$4,313
Payroll tax liabilities	-	$-
Net cash used in operating activities	(20,872)	$(9,456)

Cash flows from investing activities
License agreements	-	$-
Security deposits	-	$-
Intellectual Property – Proprietary Databases and Technology	270,450,011
Trademarks and Tradenames	30,000,000	$-
Net cash used in investing activities	300,450,011	$-

Cash flows from financing activities
Common Stock	20,000	$-
Additional Paid-In-Capital	(532,414)
Note Payables	(299,902,097)	$9,375
Net cash provided by financing activities	(300,414,511)	$9,375

Net increase in cash	14,628	$(81)

Cash, beginning of period	702	$608
Cash, end of period	15,330	$527

The accompanying notes are an integral part of these financial statements.

KENILWORTH SYSTEMS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 2023
			Additional
			Paid-in	Accumulated
Description	Shares	Amount	Capital	Deficit	Total
		$	$	$	$
Balance – Balance Jan 1, 2022		495,167	39,009,001	(39,266,592)
Common stock issued	500,000	5,000	-	-	5,000
Preferred Stock A	21,025,000	-	-	-	-
Preferred Stock B	-	-		-	-
Preferred Stock C	-	-		-	-
Additional paid in capital	-		210,145	-	210,145
Net (loss)	-	-	-	(13,358)	(13,358)

Balance – December 31, 2022	21,525,000	500,167	39,219,146	(39,279,950)	439,363

Balance – Balance Jan 1, 2023	21,525,000	500,167	39,219,146	(39,279,950)	439,363
Common stock issued	2,000,000	20,000		-	20,000
Additional paid in capital	-	-	(532,414)	-	(532,414)
Net (loss)	-	-	-	(126,906)	(126,906)

Balance – September 30, 2023	23,525,000	520,167	38,686,732	(39,406,856)	(199,957)

The accompanying notes are an integral part of these financial statements.

KENILWORTH SYSTEMS CORPORATION

NOTE TO THE CONSOLIDATED FINANCIAL STATEMENT

NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying audited Consolidated financial statements of Kenilworth Systems Corporation  (“Kenilworth”) beginning as of January 1, 2023 contain all adjustments (consisting of only normal accruals) necessary to present fairly the balance sheets as of September 30, 2023 and the related statements of operations and cash flows for the Nine (9) month periods ended September 30, 2023. These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on FORM 10-K for the fiscal year ended December 31, 2022.

The results of operations for the Nine (9) month period ended September 30, 2023, are not necessarily indicative of the anticipated results for the entire year ending December 31, 2023.

NOTE 2 - COMPANY AND NATURE OF BUSINESS

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

GENERAL

On September 30, 2023, the Company completed a Share Exchange in which it acquired a 60% controlling equity interest in Regenecell, Inc., a Florida corporation which has been newly formed and is engaged in the business of medical travel consulting and referral services. The Founder and President of Regenecell, Steven Swank, exchanged 600,000 of his Shares of Common Stock of Regenecell, Inc. for 2,000,000 Shares of Common Stock of the Company in a tax-free exchange. As a result of this transaction, of the total 1,000,000 Shares of Common Stock of Regenecell, Inc. authorized, issued, and outstanding, the Company owns 600,000 Shares representing 60%, and Mr. Swank owns the remaining 400,000 Shares, representing a 40% minority interest.

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On September 30, 2023, Steven Swank was appointed as a Director and Secretary of the Company following the acquisition by the Company of a 60% controlling interest in Regenecell, Inc., a Company of which Mr. Swank was the President and Founder.

Mr. Swank, age 83, has been involved with many companies throughout his career, with management roles in various companies in the real estate, technology, bioscience, and textile industries, and most recently founded Regenecell, Inc. in June, 2023. A graduate of St. Petersburg (FL) Junior College, Mr. Swank also served with the Indiana National Guard from 1963 to 1969.

EMPLOYEES

Kenilworth, at present, has no employees.

MARKETING STRATEGY/SALES PLAN

As of September 30, 2023, Kenilworth Systems Corporation is looking forward to modifying its current structure into a Corporate Holding Company. The process for this continuation is currently under discussions and once completed, in the next couple of months, once initiated, will be available for use in holding controlling equity interests in other emerging technology companies.

COMPETITION

The Company presently has no business operations.

NOTE 3 - GOING CONCERN UNCERTAINTY

For the years ended December 31, 2022, and December 31, 2021, the Company incurred net losses of approximately $13,358 and $4,180 respectively. For the Nine (9) months ending September 30, 2023, the company incurred losses of approximately $126,906. Also, it has not yet received any revenue from its operations.

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

NOTE 5 - SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before  financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2023, up through the date the Company issued the audited  financial statements and determined that there are no events to disclose.

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

RESULTS OF OPERATIONS

Since we exited from bankruptcy proceedings on September 28, 1998, we have had no revenues from operations, and therefore sustained losses from operating expenses amounting to $126,906 for the first Nine months of 2023 and $45  in 2022. Kenilworth has had no revenues from operations since exiting from Bankruptcy Proceedings in September 1998.

LIQUIDITY AND CAPITAL RESOURCES

Current management, under the guidance of Dan Snyder, has several plans it hopes to put in place. Our intentions are to protect the shareholders and Directors and bring the Company into a well- run 21st century cutting edge company through the following steps:

a.)

Review the books and records of the Company for the previous Nine (9) years, have all necessary filings updated and/or restated as needed, reach agreements with all authorities and present audited financials.

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

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and principal financial officer, who are the same person, are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a- 15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal quarter covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of September 30, 2019.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

The Company plans to hold its next Annual Meeting of Shareholders in September of 2024 with proxy materials mailed to shareholders of record at least twenty (20) days prior to the proposed meeting date. Our new management team, auditors and counsel are anticipating several issues to be voted on at that time.

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
October 30, 2023

