Form 10-K
period 2023-12-31
KENILWORTH SYSTEMS CORP
filed 2024-03-14
CIK 55234

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2023

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer. or a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller Reporting Company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $1,007,485 million based on the last sale price of the common equity on June 30, 2023, which is the last business day of the registrant’s most recently completed second quarter.  As of March 13 ,2024, the registrant had 63,749,525 shares of common stock outstanding.

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

ITEM 1— DESCRIPTION OF BUSINESS

PART 1

THE COMPANY

Kenilworth Systems Corporation hereinafter referred to as “Kenilworth”, the “Company” or “we”, was incorporated on April 25, 1968, under the laws of the State of New York, and reincorporated in the State of Wyoming in 2023, where it is currently domiciled. Kenilworth has been a publicly traded Company since August 1968 formerly on the National NASDAQ Market, and presently on the OTC Pink Sheet Market (trading symbol “KENS”).

GENERAL

On September 30, 2023, the Company completed a Share Exchange in which it acquired a 60% controlling equity interest in Regenecell, Inc., a Florida corporation which has been newly-formed and is engaged in the business of medical travel consulting and referral services. The Founder and President of Regenecell, Steven Swank, exchanged 600,000 of his Shares of Common Stock of Regenecell, Inc. for 2,000,000 Shares of Common Stock of the Company in a tax-free exchange. As a result of this transaction, of the total 1,000,000 Shares of Common Stock of Regenecell, Inc. authorized, issued, and outstanding, the Company owns 600,000 Shares representing 60%, and Mr. Swank owns the remaining 400,000 Shares, representing a 40% minority interest.

At the present time, we intend to carry on and expand Regenecell’s business operations in the international medical travel consulting and referral services as our sole line of business.  In addition, Kenilworth Systems Corporation and its management team are exploring opportunities to modifying its current structure into a Corporate Holding Company. The process for expanding our business operations in this manner is currently under discussion, and, if initiated, will allow the Company to acquire controlling equity interests in other emerging technology companies.

PRIOR OPERATIONS

The Company’s original business objective was to identify firms seeking data that employ omni-channel marketing that can utilize our data to drive product offerings. This target market includes advertising technology companies, enterprise solution platforms, or brands seeking to market goods and services to consumers using cutting-edge technology, multi-channel micro advertising. The data allows proprietary platforms programmatic and end-to-end omni-channel marketing capabilities using the consumer data sets.

Prior to this, we had been engaged in developing patents, markets and investigating how best to obtain Governmental approvals, by engaging lobbyists and consultants that would allow Internet, television, satellite, cable subscribers.  Kenilworth Systems was a leader in developing state of the art software for corporate licensing relating to technological design fields.  Kenilworth’s revenues were to be generated from licenses and patents an interest in a joint-venture operation to develop on- line secure tools for its clients and vendors of clients.

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

On March 28, 2022, the Registrant entered into a License Agreement with ACL Group, Inc. (“ACL”) which granted to the Registrant a limited, nonexclusive, nontransferable right to use certain Service and Documentation Assets of ACL.  The License included up to an estimated 240,000,000 data records, up to 300 data field points, consisting of an estimated 700,000,000 categorized records.

The Annual Charge for the License was computed for access to all of the categorized records automatically recurring as a perpetual license fee of $500,000.00 paid per terms of invoice as well as 5,000,000 shares of Common Stock of the Registrant which are non-dilutive nonrefundable common shares. Additional fees due to ACL for implementation of the License and Information Services provided by ACL’s support team amount was $137,250.

In January, 2023, the Company’s management determined that the prospective costs of the License Agreement were prohibitively expensive.  On February 2, 2023, the foregoing Asset Sale was reversed, and all of the Shares and Warrants which had been issued to ACL Group, Inc. were acquired by the current President of the Company, Dan W. Snyder, for $25,000 in consideration paid.

EMPLOYEES

Kenilworth, at present, has no employees.  All administrative and business functions are provided by our two Officers.

4

BACKLOG

We do not have any backlog.

ITEM 2 — PROPERTIES

Since the last filing Kenilworth has relocated the corporate offices to Daytona Beach, FL.   We maintain our offices in space provided by our President at no cost.

ITEM 3 — LEGAL PROCEEDINGS

None.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages and positions held by each of Kenilworth’s directors and executive officers are as follows:

NAME	AGE	OFFICES AND POSITIONS HELD	FIRST ELECTED OFFICER OF KENILWORTH
DAN W. SNYDER	72	CHAIRMAN OF THE BOARD, PRESIDENT, TREASURER	2022
STEVEN SWANK	83	DIRECTOR, SECRETARY	2023
RICHARD J CRUSE	83	DIRECTOR	2023
JAY A. CUNNINGHAM, SR.	85	DIRECTOR	2023

All of the above Executive Officers and Directors have been elected to serve until the next Annual Meeting of Shareholders or until their respective successors are elected and qualified. The Board presently anticipates that the next Shareholders Meeting will be held during the 2nd quarter period of 2024.

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

2021
January 1, 2021 Through March 31, 2021	$0.016	$0.05
April 1, 2020 Through June 30, 2021	$0.02	$0.10
July 1, 2020 Through September 30, 2021	$0.02	$0.19
October 1, 2020 Through December 31, 2021	$0.10	$0.65

2022
January 1, 2022 Through March 30, 2022	$0.11	$0.05
April 1, 2022 Through June 30, 2022	$0.12	$0.05
July 1, 2019 Through September 30, 2022	$0.11	$0.05
October 1, 2019 Through December 31, 2022	$0.09	$0.05

2023	LOW	HIGH

January 1, 2023 Through March 31, 2023	$0.04	$0.20
April 1, 2023 Through June 30, 2023	$0.04	$0.20
July 1, 2023 Through September 30, 2023	$0.05	$0.20
October 1, 2023 Through December 31, 2023	$0.07	$0.19

(b) Holders. There were approximately 2,592 registered holders of record of Common Stock plus an undetermined number of beneficial holders (in banks and brokerages) of Kenilworth as of December 31st, 2023.

(c) Dividends. Kenilworth has not paid any dividends on its Common Stock. We plan to apply any earnings it achieves to expansion of the business and do not expect to pay any dividends in the foreseeable future.

(d) The Company has outstanding 49,504,185 Common Shares as of December 31, 2023.  In the future, all of the restricted shares may have the restriction lifted pursuant to SEC Rule 144 in the event that the Company is eligible for Rule 144.

ITEM 6 — SELECTED FINANCIAL DATA

The following table summarizes certain selected financial data and is qualified by reference to, and should be read in conjunction with, the Financial Statements and related Notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.

Selected Financial Data for the three (3) years ended December 31, 2023, are as follows:

SUMMARY OF OPERATIONS

	2023		2022		2021
Net income/ (loss) from operations		$(184,288)		$(13,558)		$(5,635)
Other income / (loss)	$	----	$	----	$	----
Net loss accumulated		$(39,464,238)		$(39,279,950)		$(15,745)
Loss per common share		$(0.02)		$(0.000)		$(0.000)
Loss per common share — diluted		$(0.02)		$(0.000)		$(0.000)
Consolidated balance sheet data:
Total current liabilities		$177,068		$300,059,835		$—
Stockholders’ Equity (deficit)		$(108,884)		$300,499,198		$14,296

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

On September 30, 2023, the Company completed a Share Exchange in which it acquired a 60% controlling equity interest in Regenecell, Inc., a Florida corporation which has been newly-formed and is engaged in the business of medical travel consulting and referral services. The Founder and President of Regenecell, Steven Swank, exchanged 600,000 of his Shares of Common Stock of Regenecell, Inc. for 2,000,000 Shares of Common Stock of the Company in a tax-free exchange. As a result of this transaction, of the total 1,000,000 Shares of Common Stock of Regenecell, Inc. authorized, issued, and outstanding, the Company owns 600,000 Shares representing 60%, and Mr. Swank owns the remaining 400,000 Shares, representing a 40% minority interest.

Kenilworth had revenues from operations in 2023 amounting to $12,000, as a result of the acquisition of the business operations of Regenecell, Inc

LIQUIDITY AND CAPITAL RESOURCES

Current management, under the guidance of our two Officers, has several plans it hopes to put in place. Our intentions are to protect the shareholders and Directors and bring the Company into a well- run 21st century cutting edge company through the following steps:

a.)	Expand the business operations of our Regenecell subsidiary to capitalize on the increasing popularity and affordability of international medical tourism

b.)

The Company’s management team is presently reviewing acquisition opportunities in both the emerging medical technologies field as well as in emerging energy technologies.  As of the date of this filing, the Company has not entered into any definitive agreements with respect to any acquisition opportunities.

Of course, there are no assurances that we can obtain the financing or achieve these goals.  However, the Company is continuing to restructure its corporate operations designed to focus the Company’s efforts on its core business, achieve profitability from operations, and maximize shareholder value.

Basis of Presentation

The audited financial statements of the Company  for the fiscal years ended December 31, 2021, 2022, and 2023, and the audited financial statements of Regenecell, Inc. from its inception through September 30, 2023  include a summary of our significant accounting policies and should be read in conjunction with the discussion below. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in these audited and unaudited financial statements. All such adjustments are of a normal recurring nature.

Critical Accounting Policies and Estimates

Use of Estimates

The financial statements and related disclosures are prepared in conformity with United States generally accepted accounting principles (“GAAP”). The Company must make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. Estimates are used for, but not limited to revenue recognition, allowances for doubtful accounts, useful lives for depreciation and amortization, loss contingencies, income taxes, and the assumptions used for web site development cost classifications. Actual results may be materially different from those estimated. In making its estimated, the Company considers the current economic and legislative environment.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of 90-days or less to be cash equivalents.

Accounts Receivable, Contract Assets and Contract Liabilities (Deferred Revenue)

Receivables represent both trade receivables from customers in relation to fees for the Company’s services and unpaid amounts for benefit services provided by third-party vendors, such as healthcare providers for which the Company records a receivable for funding until the payment is received from the customer and a corresponding customer obligations liability until the Company disburses the balances to the vendors.

The Company provides for an allowance for doubtful accounts by specifically identifying accounts with a risk of collectability and providing an estimate of the loss exposure. Management considers all contract receivables as of December 31, 2018 and 2017 to be fully collectible, therefore an allowance for doubtful accounts is not provided for.

The Company records accounts receivable when its right to consideration becomes unconditional. Contract assets primarily relate to the Company rights to consideration for services provided that they are conditional on satisfaction of future performance obligations.

The Company records contract liabilities (deferred revenue) when payments are made or due prior to the related performance obligations being satisfied. The current portion of the Company contract liabilities is included in accrued liabilities in its consolidated balance sheets. The Company does not have any material contract assets or long-term contract liabilities.

At December 31, 2022 and 2023, the Company had no deferred revenue.

Property and Equipment

Property and equipment are stated at cost and are depreciated using primarily the straight-line method over the following estimated useful lives: furniture, fixtures, manufacturing and computer equipment — 3 to 7 years; leasehold improvements — over estimated useful life of asset. Expenditures for renewals and betterments are capitalized whereas expenditures for repairs and maintenance are charged to income as incurred. Upon sale or disposition of property and equipment, the difference between the unamortized cost and the proceeds is recorded as either a gain or a loss.

Fair Value Measurements

The Company measures fair value based on the price that the Company would receive upon selling an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. Various inputs are used in determining the fair value of assets or liabilities. Inputs are classified into a three-tier hierarchy, summarized as follows:

Level 1 – Quoted prices in active markets for identical assets or liabilities

Level 2 – Other significant observable inputs

Level 3 – Significant unobservable inputs

When Level 1 inputs are not available, the Company measures fair value using valuation techniques that maximize the use of relevant observable inputs (Level 2) and minimizes the use of unobservable inputs (Level 3).

Revenue Recognition

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, and issued subsequent amendments to the initial guidance in August 2015, March 2016, April 2016, May 2016, and December 2016 within ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20, respectively. The core principle of this new revenue recognition guidance is that a company will recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new guidance defines a five-step process to achieve this core principle. The new guidance also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new guidance provides for two transition methods, a full retrospective approach and a modified retrospective approach.

On January 1, 2018, the Company adopted ASC Topic 606 using the modified retrospective method with no impact to the opening retained earnings and determined there were no changes required to its reported revenues as a result of the adoption. An analysis of contracts with customers under the new revenue recognition standard was consistent with the Company's current revenue recognition model, whereby revenue is recognized primarily on the date products are shipped to the customer. The Company has enhanced its disclosures of revenue to comply with the new guidance.

Results for reporting periods beginning after January 1, 2018 are presented under ASC Topic 606, while prior period amounts were not adjusted and continue to be reported in accordance with ASC Topic 605, "Revenue Recognition."

We recognize revenue for merchandise sales, net of expected returns and sales tax, at the time of delivery of the product to our customers. When merchandise is shipped to our customers, we estimate receipt based on historical experience. Revenue is deferred and a liability is established for sales returns based on historical return rates and sales for the return period. We recognize an asset and corresponding adjustment to cost of sales for our right to recover returned merchandise. At each financial reporting date, we assess our estimates of expected returns, refund liabilities and return assets. Our performance obligations for unfulfilled merchandise orders are typically satisfied within one week. Shipping and handling fees charged to customers relate to fulfillment activities and are included in net sales with the corresponding costs recorded in cost of sales.

Income Taxes and Uncertain Tax Positions

The Company accounts for income taxes in accordance with the accounting guidance on income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax basis, and net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The difference is related to a change in the tax accounting method.

A valuation allowance is recorded against deferred tax assets in these cases when management does not believe that the realization is more likely than not. While management believes that its judgements and estimates regarding deferred tax assets and liabilities are appropriate, significant differences in actual results may materially affect the Company’s future financial results.

For financial reporting purposes, the Company recognizes tax positions claimed or expected to be claimed based upon whether it is more likely than not that the tax position will be sustained upon examination. The Company has no tax positions as of December 31, 2018 and 2017 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibles. Interest, if any, related to income tax liabilities is included in interest expense. Penalties, if any, related to income tax liabilities are included in operating expense. The Company is subject to examination for federal and state authorities for years 2015 and thereafter.

The Company reports their deferred tax liabilities and deferred tax assets, together as a single noncurrent item on their classified balance sheet as required by the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) No. 2015-7 “Income Taxes (Topic 740) – Balance Sheet Classification of Deferred Taxes” (ASU 2015-17).

Recent Accounting Pronouncements

The Company qualifies as an emerging growth company (“EGC”) under the Jumpstart Our Business Startups Act (JOBS Act) which qualifies it to use the private company application dates for all FASB issued ASUs for its first five years of operation after going public. The Company has elected to use the private company application dates for all accounting pronouncements discussed below.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in GAAP when it becomes effective and permits the use of either a full retrospective or retrospective with cumulative effect transition method. The FASB has also issued several updates to ASU 2014-09. In August 2015, the FASB issued ASU 2015-14 which defers the effective date of ASU 2014-09 one year, making it effective for annual reporting periods beginning after December 15, 2018. The Company has not yet selected a transition method and is currently evaluating the impact the adoption of this guidance will have on its financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which revises the accounting related to lessee accounting. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use (ROU) asset for all leases. For finance leases, the lessee would recognize interest expense and amortization of the ROU asset, and for operating leases, the lessee would recognize a straight-line total lease expense. The new lease guidance also simplified the accounting-for-sale and leaseback transactions, primarily because lessees must recognize lease assets and lease liabilities. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, which provides clarity on various narrow aspects of the original guidance. Also, in July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which amends the lease guidance on separating components of a contract. In December 2018, the FASB issued ASU No. 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors, which provides an accounting policy election for lessors. In March 2019, the FASB issued ASU No. 2019-01, Leases (Topic 842): Codification Improvements, which clarifies the lease codification surrounding fair value determination, presentation on the cash flow statement, and transition disclosure. The standards are effective for annual and interim reporting periods within those years beginning after December 15, 2020, and early adoption is permitted. This ASU should be applied through a modified, retrospective transition approach for leases existing at-or entered into after-evaluation, at the beginning of the earliest comparative period presented in the financial statements. The Company’s management expects the new guidance to have a material impact on its financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 provides guidance on how certain cash receipts and cash payments should be presented and classified in the statement of cash flows with the objective of reducing existing diversity in practice with respect to these items. ASU 2016-15 is effective for annual periods, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. ASU 2016-15 requires a retrospective transition method. However, if it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company is currently evaluating the impact the adoption of this guidance will have on its statement of cash flows.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). The ASU simplifies the measurement of goodwill impairment by eliminating the requirement that an entity compute the implied fair value of goodwill based on the fair values of its assets and liabilities to measure impairment. Instead, goodwill impairment will be measured as the difference between the fair value of the reporting unit and the carrying value of the reporting unit. The ASU also clarifies the treatment of the income tax effect of tax deductible goodwill when measuring goodwill impairment loss. ASU 2017-04 is effective for reporting periods beginning after December 15, 2021. The Company’s management does not expect the adoption of this new guidance to have a material effect on the Company’s financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-based Payment Accounting. The amendments in this ASU expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. The amendments in the ASU are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company’s management does not expect the adoption of this new guidance to have a material effect on the Company’s financial statements.

The Company does not believe any other recently issued but not yet effective accounting pronouncement, if adopted, would have a material effect on its present or future financial statements.

Off-Balance Sheet Arrangements

The Company does not engage in off-balance sheet transactions.

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

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information included in this Annual Report on this Form 10-K contains statements that are forward-looking, including, but not limited to, statements relating to our business strategy and development activities as well as other capital spending, financing sources, the effects of regulation (including gaming and tax regulations), expectations concerning future operations, margins, profitability and competition. Any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward- looking statements. Without limiting the generality of the foregoing, in some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “would,” “could,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “continue” or the negative of these terms or other comparable terminology. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by us. These risks and uncertainties include, but are not limited to, our lack of recent operating history, existing management, general domestic or international economic conditions, pending or future legal proceedings, changes in federal or state tax laws or the administration of such laws, changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions), applications for licenses and approvals under applicable jurisdictional laws and regulations (including gaming laws and regulations). You should not place undue reliance on any forward-looking statements, which are based only on information currently available to us. We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date of this 10-K report for the year ended December 31, 2023, and subsequent events reported in this FORM 10-K.

Risk & Uncertainties

Going Concern

In an effort to have Kenilworth Systems Corporation reorganize and restructure its business model the company has begun looking into ways to monetize their proprietary data access, to seek accretive business combinations, and to identify Nasdaq-qualified merger candidates that are privately held seeking a public listing of their shares. We have no way to predict the future of this company; however, currently the corporation shows indications of growth moving into 2024.

RISK FACTORS

Our business involves significant risks and uncertainties, many of which are beyond our control, and any investment in our common stock involves a high degree of risk. Discussed below are many of the material risk factors faced by us that may have an impact on our future results.

RISKS RELATED TO OUR COMPANY

The Company Operating Subsidiary is a Development Stage Business, With A Limited History of Operations

Our new operating subsidiary, Regenecell, Inc., commenced operations in 2023 as a Florida Corporation. Accordingly, the Company has only limited history upon which an evaluation of its prospects and future performance can be made. The Company’s proposed operations are subject to all business risks associated with new enterprises. The likelihood of the Company’s success must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with the expansion of a business, operation in a competitive industry, and the continued development of advertising, promotions and a corresponding customer base. There is a possibility that the Company could sustain losses in the future. There can be no assurances that the Company will operate profitably.

Investment In Our Company Involves a High Degree of Risk.

An investment in the securities of our Company involves a high degree of risk. This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements and Investors should not place undue reliance on such forward-looking statements which speak only as of the date of this Report. Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” or “continue” or comparable terminology are intended to identify forward-looking statements. The Company’s actual results could differ materially from those anticipated in these statements as a result of certain factors, including those set forth in the following risk factors and elsewhere in this Report. The Company assumes no obligation for updating any such forward-looking statements. In addition to the other information in this Report, the following risk factors should be considered carefully in evaluating the Company and its business before investing in the Shares offered hereby

Unanticipated Obstacles to Execution of the Business Plan

The Company’s business plans and strategies may change considerably.  We have acquired , Inc. as a wholly-owned subsidiary with the intention of expanding its business operations, and to make additional acquisitions going forward.  Although at present we are contemplating additional acquisitions of consumer products and technology companies, there can be no guarantee that our expansion plans will be successful.  In addition, future acquisitions may be capital intensive and may be subject to statutory or regulatory requirements. Management believes that the Company’s chosen activities and strategies are achievable in light of current economic and legal conditions with the skills, background, and knowledge of the Company’s principals and advisors.  Our planned growth will require significant capital expenditures, and adequate funding may not be available to our Company.  In addition, our expansion plans will also place a great deal of strain on our management team, most of whom have not had experience managing large complex business operations.   Management reserves the right to make significant modifications to the Company’s stated strategies depending on future events.

We May Not Be Able to Attract and Retain Key Personnel.

Our success depends on the efforts of our management team, especially Daniel Snyder and Steven Swank, our two Officers.  The loss of services of one or more of these key people would have a negative effect on our ability to conduct our operations. Currently we do not have key man life insurance on any of the members of our management team. Our success also depends on our ability to hire and retain additional qualified executive, production, investor management and marketing personnel. We cannot assure that we will be able to hire or retain necessary personnel.

RISKS RELATED TO OUR INDUSTRY

We Are Subject to Federal, State and Local Government Regulations Affecting the Manufacture and Sale of Our  Products and Services.

Our current business operations and the provision of international medical tourism services are subject to a number of federal, state and local environmental laws and regulations. These laws, regulations or the nature of our operations may require us to make significant additional capital expenditures to ensure compliance in the future. Our failure to comply with regulatory requirements and laws could result in the termination of our operations, impositions of fines, or liabilities in excess of our capital resources. We do not maintain business liability insurance, and if we are required to pay the expenses related to any regulatory liabilities, these expenses could have a material adverse effect on our operations.

Consumer Discretionary Spending May Affect Purchases of Our Products and Services

Purchases of the products and services that we offer may be considered discretionary for consumers. Our success will therefore be influenced by a number of economic factors affecting discretionary consumer spending, such as employment levels, business conditions, interest rates and taxation rates, all of which are not under our control. Adverse economic changes affecting these factors may restrict consumer spending and thereby adversely affect our growth and profitability.

If We Are Unable to Expand Our Business Operations and Capacities There Will Be An Adverse Effect to Our Business Plan.

We must increase the marketing and variety of our international medical tourism services and products  before we will be able to significantly increase our market share in the industry.   Increasing our business operations will involve hiring additional personnel, and spending significant funds on marketing and advertising. This will require significant capital expenditures, and we cannot guarantee that we will be able to expand our  manufacturing and marketing capabilities.

Control of the Company

The current Officers and Directors shall contribute such time to the Company business as is reasonably necessary to effectively operate and manage said activities of the Company, shall have sole control over all operations of the Company, and shall be compensated for reasonable and necessary expenses incurred in the operation and management of the Company business.

It is understood and agreed that the Officers and Directors may be actively engaged in other business activities and pursuits, and that it is not hereby in any way prevented from continuing said activities and pursuits. However said activities and pursuits shall not be such as to harm or adversely affect this Company.

Daniel Snyder, the President and Chief Executive Office of the Company, currently owns 46,000,000 Shares of Common Stock, representing approximately 72.1% of the issued and outstanding Common Stock, and therefore has the ability to elected members of the Board of Directors and to control the operations of the Company.

Lack of Liquidity for Public Trading of our Shares

There is a limited public market for our Shares, which currently trade on the OTC “Pink” Market under the trading symbol “KENS”, and there can be no assurance that any public market will continue to exist for the Company’s securities.

The Company Could Potentially Face Risks Associated with Institutional Borrowing

The Company’s business plan anticipates that it may from time to time obtain bank or institutional financing in connection with its business operations. Should the Company obtain secured bank debt in the future, possible risks could arise. If the Company incurs additional indebtedness, a portion of the Company’s cash flow will have to be dedicated to the payment of principal and interest on such new indebtedness. Typical loan agreements also might contain restrictive covenants, which may impair the Company’s operating flexibility. Such loan agreements would also provide for default under certain circumstances, such as failure to meet certain financial covenants.  A default under a loan agreement could result in the loan becoming immediately due and payable and, if unpaid, a judgment in favor of such lender which would be senior to the rights of shareholders of the Company.  A judgment creditor would have the right to foreclose on any of the Company’s assets resulting in a material adverse effect on the Company’s business, operating results or financial condition.

ITEM 8 — FINANCIAL STATEMENTS

The financial statements, the accompanying notes are filed as part of this Report annexed at the end of this report. See ITEM 15.

ITEM 9 — CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company hired an independent Auditor in 2022.   The Company has no disagreements with its accountant or Auditor.

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

b.) Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the annual period ending December 31, 2023, that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART III

ITEM 10 — DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

NAME	AGE	OFFICES AND POSITIONS HELD	FIRST ELECTED DIRECTOR OF KENILWORTH
DAN W. SNYDER	72	CHAIRMAN OF THE BOARD, PRESIDENT, TREASURER	2022
STEVEN SWANK	83	DIRECTOR, SECRETARY	2023
RICHARD J CRUSE	83	DIRECTOR	2023
JAY A. CUNNINGHAM, SR.	85	DIRECTOR	2023

DAN W. SNYDER is currently the Chairman of the Board of Directors and serves as President/CEO and Principal Accounting Officer of the Company. Mr. Snyder is an experienced public company officer with demonstrated leadership abilities directing efforts in sales and operations, corporate development, corporate governance, and overseeing financial activities. His extensive experience conducting analytical process for merger or acquisition candidates, capital formation and financings of all types will support the Company’s continuing business operations. Mr. Snyder is expected to leverage his experience in accounting, finance, the capital markets, data management and enterprise IT solutions as the Company expands its operations.

STEVEN SWANK was appointed as a Director and Secretary of the Company in September, 2023 following the acquisition by the Company of a 60% controlling interest in Regenecell, Inc., a Company of which Mr. Swank was the President and Founder.

Mr. Swank, age 83, has been involved with many companies throughout his career, with management roles in various companies in the real estate, technology, bioscience, and textile industries, and most recently founded Regenecell, Inc. in June, 2023. A graduate of St. Petersburg (FL) Junior College, Mr. Swank also served with the Indiana National Guard from 1963 to 1969.

RICHARD J. CRUSE was appointed to the Board of Directors on November 28, 2023 Mr. Cruse, age 83, is a retired business executive and entrepreneur, with extensive experience in the building materials industry, and, from 1933 to 2022, in the emergency management field. A graduate of the University of Missouri with a B.S. Degree in Civil Engineering, Mr. Cruse brings to the Company extensive experience in sales, marketing, and budget planning.

JAY A. CUNNINGHAM, SR. was appointed to the Board of Directors on November 28, 2023. Mr. Cunningham, age 85, is a retired Federal Civil Service employee with over 33 years of service, including 23 years with the Federal Emergency Management Agency (FEMA). He is currently employed as Senior Grants Manager with CDR Maguire-Emergency Management in Panama City, FL. Mr. Cunningham is a graduate of the University of Missouri with a B.S. Degree in Civil Engineering.

All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Officers are elected annually by the board of directors and serve at the discretion of the board.

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

ITEM 11 — EXECUTIVE COMPENSATION

a.)	There was no exercise of options and SARs during the fiscal year ended December 31, 2023.

Aggregated Option/SAR Exercises in Last Fiscal Year

And FY-End Option/SAR Values

NONE

b.)	The Registrant has no employment agreements with any of its Executive Officers or Directors.

c.)	The Registrant has no compensation committee at this time.

d.)	Stock Performance Graph is not applicable.

TOTAL RETURN TO SHAREHOLDERS

(DIVIDENDS REINVESTED MONTHLY)

Kenilworth has not declared a dividend since its inception in 1968.

e.)	The following table sets forth the total compensation of the President and each Executive Officer of Kenilworth whose total salary and bonus exceeds $100,000.

No Executive Officer received any compensation more than $100,000 during the past three (3) fiscal years.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of December 31, 2023 the ownership with respect to each Executive Officer and Director and each person known to beneficially own more than five percent (5%) of the Company’s Common Stock.

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

BENEFICIAL OWNERSHIP TABLE

NAME AND ADDRESS OF BENEFICIAL OF BENEFICIAL OWNER	TITLE OF CLASS OWNERSHIP	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP	PERCENT OF CLASS

Daniel W Snyder
721 S Beach St #202 Dayton Beach, FL 32114	Common Stock $ 0.01 par value	46,000,000	72.1%
Steven Swank 721 S Beach St #202 Dayton Beach, FL 32114	Common Stock $0.01 par value	3,356,875	5.3%
The total number of shares beneficially owned by all Directors and Executive Officers	Common Stock $ 0.01 par value	49,356,875	77.4%

The percentage of class has been determined with 63,749,525 shares issued and outstanding on December 31, 2023.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

NONE

ITEM 14 — PRINCIPAL ACCOUNTING FEES AND SERVICES

During the years ended December 31, 2022 and 2023, the Company incurred auditing expenses of approximately $10,000, for each year. There were no other audit related services or tax fees incurred.

ITEM 15 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

NAME	TITLE	DATE

/s/ Dan W. Snyder	President, CEO and Director	March 13, 2024
DAN W. SNYDER

/s/ Steven Swank	Secretary and Director	March 13, 2024
STEVEN SWANK

/s/ Richard J. Cruse	Director	March 13, 2024
RICHARD J. CRUSE

/s/ Jay A. Cunningham, Sr.	Director	March 13, 2024
JAY A. CUNNINGHAM, SR.

INDEX TO AUDITED FINANCIAL STATEMENTS

KENILWORTH SYSTEMS CORPORATION

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Kenilworth Systems Corporation.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kenilworth Systems Corporation. (the "Company") as of December 31, 2023, and 2022 and the related consolidated statements of operations, changes in shareholders' equity and cash flows, for each of the two years in the period ended December 31, 2023, and the related notes collectively referred to as the "financial statements”. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and 2022, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the company will continue as a going concern as disclosed in Note 3 to the financial statement, the Company has incurred a net loss of $184,288 for the year ended December 31, 2023, and a working capital deficit of $108,884 and accumulated deficit of $39,464,238 at December 31, 2023. The continuation of the Company as a going concern through December 31, 2023, is dependent upon improving the profitability and the continuing financial support from its stockholders. Management believes the existing shareholders or external financing will provide additional cash to meet the Company’s obligations as they become due. These factors raise substantial doubt about the company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of the uncertainty.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. Communication of critical audit matters does not alter in any way our opinion on the financial statements taken as a whole and we are not, by communicating the critical audit matters, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate. As of December 31, 2023 below is the critical audit matter communicated.

Going Concern

We determined the Company’s ability to continue as a going concern as a critical audit matter due to the uncertainty regarding the Company’s available capital and continuous losses.

How the Critical Audit Matter was Addressed in the Audit:

Our principal audit procedures related to the going concern include:

1.	We assessed whether the Company’s determination that there is substantial doubt about its ability to continue as a going concern was adequately disclosed.

2.

We performed testing procedures such as analytical procedures to identify conditions and events that indicate there could be substantial doubt about the entity's ability to continue as a going concern for a reasonable period of time.

3.	We reviewed and evaluated management's plans for dealing with adverse effects of these conditions and events.

OLAYINKA OYEBOLA & CO.

(Chartered Accountants)

We have served as the Company's auditor since July 2022.

March 8th, 2024.

Lagos Nigeria

KENILWORTH SYSTEMS CORPORATION

 CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022

ASSETS
Current Assets
Cash	$19,699	$702
Due from Related Party	$40,000	$40,000
Subscription Receivables	$5,000	$5,000
Prepaid expense	$3,485	$3,485
Total current assets	$68,184	$49,187

License agreements
Security deposits
Intellectual Property – Proprietary Databases and Technology	$-	$270,450,011
Trademarks and Tradenames	$-	$30,000,000

TOTAL ASSETS	$68,184	$300,499,198

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accounts payable and accrued expenses	4,000	4,000
Due to related parties	$104,168	$48,335
Note Payable	$68,900	$300,007,500

Total current liabilities	$177,068	$300,059,835

Total other liabilities	$-	$-
TOTAL LIABILITIES	$177,068	$300,059,835

Stockholders' Equity
Series A convertible preferred stock, par value $0.01 – authorized 50,000 shares, 12,500 shares, issued and outstanding	$125	$125
Series B convertible preferred stock, par value $0.01 - authorized 300,000 shares, and 0 shares issued and outstanding, respectively	$-	$-
Series C convertible preferred stock, par value $0.01 - authorized 10,000 shares, 0 shares issued and outstanding, respectively	$-	$-
Common stock, par value $0.01 - authorized 1,000,000,000 shares, 63,749,525 and 50,004,185 shares issued and outstanding, respectively as of December 31, 2023, and 2022 respectively	$637,495	$500,042
Additional paid-in-capital	$38,717,734	$39,219,146
Accumulated deficit	$(39,464,238)	$(39,279,950)
TOTAL STOCKHOLDERS' EQUITY	$(108,884)	$439,363

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$68,184	$300,499,198

The accompanying notes are an integral part of these consolidated audited financial statements.

KENILWORTH SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	DECEMBER 31,	DECEMBER 31,
	2023	2022
Operating revenue:
Revenue	$12,000	$—
Cost of sales	$—	$—
Gross Profit	12,000	—
Operating expenses:

Bank Charges & Fees	$797	$180
Legal & Professional Services	$29,817	$5,750
General and Administrative Expense	165,674	$7,500
Total operating expenses	$196,288	$(13,358)

Loss from operations	$(184,288)	$(13,358)

Other Income (expenses)
Total other income/(expense)	$—	$—

Net Income/ loss	$(184,288)	$(13,358)

Earnings per share
Basic	$(0.002)	$(0.0003)

The accompanying notes are an integral part of these audited financial statements.

KENILWORTH SYSTEMS CORPORATION AND

CONSOLIDATED CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Additional		Total
	No. of shares	Amount	No. of shares	Amount	No. of shares	Amount	No. of shares	Amount	Paid in Capital	Accumulated Deficit	shareholders’ equity

Balance as of January 1, 2022,	49,504,185	$495,042	12,500	$125	-	$-	$-	$-	$39,219,146	$(39,266,592)	$447,721
Common Stock issued during the year	500,000	5,000	-	-	-	-	-	-	-	-	5,000
Net Loss for the year	2,685,750	26,858	-	-	-	-	-	-	-	-	26,858
Net Loss for the year	-	-	-	-	-	-	-	-	-	(13,358)	(13,358)

Balance as of December 31, 2022	50,004,185	$500,042	12,500	$125	-	$-	$-	$-	$39,219,146	$(39,279,950)	$439,363

Balance as of January 1, 2023	50,004,185	$500,042	12,500	$125	-	$-	$-	$-	$39,219,146	$(39,279,950)	$439,363
Common Stock issued during the year	13,745,340	137,453	-	-	-	-	-	-	(501,412)	-	(363,959)
Net loss for the year	-	-	-	-	-	-	-	-	-	(184,288)	(184,288)
Balance as of December 31, 2023	63,749,525	$637,495	12,500	$125	-	$-	$-	$-	$38,717,734	$(39,464,238)	$(108,884)

The accompanying notes are an integral part of these consolidated financial statements.

KENILWORTH SYSTEMS CORPORATION

 CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2023, AND 2022

	DECEMBER 31, 2023		DECEMBER 31, 2022
Cash flows from operating activities:			-
Net loss from operations		$(184,288)	$(13,358)
Adjustments to reconcile net loss to net
cash used in operating activities:
Paid in capital		$10,000	$-
Common stock issued for services		$-	$-
Changes in:
Receivables & Due from related party		$55,832	$(5,000)
Accruals & Due to related party	$		$5,750

Net cash used in operating activities		$(118,456)	$(12,608)

Cash flows from investing activities		$-	$-

Net cash used in investing activities		$-	$-

Cash flows from financing activities		$-
Proceed from common stock		-	-

Net cash provided by financing activities		$137,453	$12,500

Net decrease in cash		$18,997	$(108)

Cash, beginning of period		$702	$810
Cash, end of period		$19,699	$702

The accompanying notes are an integral part of these consolidated financial statements.

KENILWORTH SYSTEMS CORPORATION

NOTE TO THE CONSOLIDATED FINANCIAL STATEMENT

DECEMBER 31, 2023, AND 2022

Note 1 – THE COMPANY AND NATURE OF BUSINESS

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

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. The Company’s year-end is December 31.

Principle of consolidation

The consolidated financial statements include the accounts of Kenilworth Systems Corporation and its wholly owned subsidiaries: Regenecel Inc.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company had $19,699 and $702 cash as of December 31, 2023.

KENILWORTH SYSTEMS CORPORATION

NOTE TO THE CONSOLIDATED FINANCIAL STATEMENT

DECEMBER 31, 2023, AND 2022

Fair Value of Financial Instruments

AS topic 820 "Fair Value Measurements and Disclosures" establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

Level 1:	defined as observable inputs such as quoted prices in active markets;
Level 2:	defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and
Level 3:	defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The carrying value of cash and the Company’s loan from shareholder approximates its fair value due to their short-term maturity.

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification No. 605, “Revenue Recognition” ("ASC-605"), ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or services not provided or is subject to a refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. As of December 31, 2023, the Company has generated revenue of $12,000.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of December 31, 2023, there were no potentially dilutive debt or equity instruments issued or outstanding.

KENILWORTH SYSTEMS CORPORATION

NOTE TO THE CONSOLIDATED FINANCIAL STATEMENT

DECEMBER 31, 2023, AND 2022

 Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718. To date, the Company has not adopted a stock option plan and has not granted any stock options.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

Patent Trademarks and Intellectual Property

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

Note 3 – GOING CONCERN UNCERTAINTY

For the year ended December 31, 2023, the Company incurred net losses of approximately $184,288. For the twelve (12) months ending December 31, 2023.

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

Note 4 – PAYROLL TAXES PAYABLE

The Company has not had payroll and no payroll taxes due as since 2012. These balances were assigned to personally to President Dan Snyder by the IRS as stated in the prior reported December 31st, 2023, Form 10-K.

Note 5 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2023, up through the date the Company issued the audited consolidated financial statements and determined that there are no events to disclose.

