Form 10-Q
period 2024-03-31
KENILWORTH SYSTEMS CORP
filed 2024-05-13
CIK 55234

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒   Quarterly report pursuant to Section 13 OR 15(D) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2024

OR

☐   Transition report pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number: 0-08962

KENILWORTH SYSTEMS CORPORATION
(Exact name of registrant as specified in its charter)

Wyoming	84-1641415
(State of incorporation)	(I.R.S. employer identification no.)

721 Beach Street, Daytona Beach FL	32114
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

As of May 9, 2024, there were 69,712,025 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Kenilworth Systems Corporation and subsidiaries, a Wyoming corporation (the “Company”), contains “forward- looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Additional factors are discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

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

2

KENILWORTH SYSTEMS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2024

3

INDEX TO FINANCIAL STATEMENTS

KENILWORTH SYSTEMS CORPORATION

KENILWORTH SYSTEMS CORPORATION

 CONSOLIDATED BALANCE SHEETS

ASSETS Current Assets	MARCH 31, 2024 (Unaudited)	DECEMBER 31, 2023 (Audited)

ASSETS
Current Assets
Cash	$4,022	$19,699
Due from Related Party	$40,000	$40,000
Subscription Receivables	$5,000	$5,000
Prepaid expense	$3,485	$3,485
Total current assets	$52,507	$68,184

License agreements
Security deposits
Intellectual Property – Proprietary Databases and Technology	$-	$270
Trademarks and Tradenames	$-	$-

TOTAL ASSETS	$52,507	$68,184

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accounts payable and accrued expenses	4,000	$4,000
Due to related parties	$104,168	$104,168
Note Payable	$97,900	$68,900
Deferred Income	$16,000
Total current liabilities	$222,068	$177,068

Total other liabilities	$-	$-
TOTAL LIABILITIES	$222,068	$177,068

Stockholders' Equity
Series A convertible preferred stock, par value $0.01 – authorized 50,000 shares, 12,500 shares, issued and outstanding	$125	$125
Series B convertible preferred stock, par value $0.01 - authorized 300,000 shares, and 0 shares issued and outstanding, respectively	$-	$-
Series C convertible preferred stock, par value $0.01 - authorized 10,000 shares, 0 shares issued and outstanding, respectively	$-	$-
Common stock, par value $0.01 - authorized 1,000,000,000 shares, 69,712,025 and 50,516,685 shares issued and outstanding, respectively as of March 31, 2024, and 2023 respectively	$696,995	$637,495
Additional paid-in-capital	$38,717,734	$38,717,734

Accumulated deficit	$(39,584,415)	$(39,464,238)
	$-	$-
TOTAL STOCKHOLDERS' EQUITY	$(169,561)	$(108,884)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$52,507	$68,184

The accompanying notes are an integral part of these financial statements.

KENILWORTH SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	PERIOD ENDED MAR 31, 2024 (Unaudited)	PERIOD ENDED MAR 31, 2023
Operating revenue:
Revenue	$5,000	$-
Total revenue	$5,000	$-

Operating expenses:
Bank Charges & Fees	$626	$-
Legal & Professional Services	$27,500	$7,646
General and administrative Expenses	$42,551	$3,000
Total operating expenses	$70,677	$10,646

Loss from operations	$(65,677)	$(10,646)

Other Income (expenses)
Interest Income
Gain/(Loss) from disposal of assets	$(54,500)
Misc. receivables written off
Misc. payables written off
Gain/(Loss) from settlement/debt extinguishment
Total other income/(expense)	$(54,500)	$-

Net Income/ loss	$(120,177)	$(10,646)

The accompanying notes are an integral part of these financial statements.

KENILWORTH SYSTEMS CORPORATION AND

CONSOLIDATED CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common		Additional Paid-in	Accumulated
Description	Shares	Amount	Capital	Deficit	Total
		$	$	$	$
Balance – Balance Jan 1, 2023	50,004,185	500,042	39,219,146	(39,279,950)	439,363
Common stock issued	500,000	5,000		-
Preferred Stock A	12,500	125	-	-
Preferred Stock B	-	-		-	-
Preferred Stock C	-	-		-	-
Additional paid in capital	-		(475,011)	-	(475,011)
Net (loss)	-	-	-	(10,646)	(10,646)

Balance – March 31, 2023	50,516,685	505,167	38,717,734	(39,464,238)	(46,294)

Balance – Balance Jan 1, 2024	63,762,025	637,620	38,717,734	(39,464,238)	(108,884)
Common stock issued	5,950,000	59,500		-	59,500
Additional paid in capital	-	-	-	-	-
Net (loss)	-	-	-	(120,177)	(120,177)

Balance – March 31, 2024	69,712,025	697,120	38,717,734	(39,529,915)	(169,561)

The accompanying notes are an integral part of these consolidated financial statements.

KENILWORTH SYSTEMS CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2024, AND 2023

	Period Ended Mar 31, 2024 (Unaudited)	Period Ended Mar 31, 2023
Cash flows from operating activities:
Net loss from continuing operations attributable to	(120,177)	$(10,646)
common stockholders
Adjustments to reconcile net loss to net
cash used in operating activities:
Preferred stock issued for services	-	$-
Changes in:
Prepaid expenses and receivables	-	$-
Due to related party	45,000	$35,646
Payroll tax liabilities	-	$-
Net cash used in operating activities	(75,177)	$25,000

Cash flows from investing activities
License agreements	-	$-
Intangible Assets	-	$300,450,011
Intellectual Property – Proprietary Databases and Technology	-
Trademarks and Tradenames	-
Net cash used in investing activities	-	$300,450,011

Cash flows from financing activities
Common Stock	59,500	$(300,000,000)
Additional Paid-In-Capital		$(475,011)
Note Payables
Net cash provided by financing activities	59,500	$(300,475,011)

Net increase in cash	(15,677)	$-

Cash, beginning of period	19,699	$765
Cash, end of period	4,022	$765

The accompanying notes are an integral part of these financial statements.

  KENILWORTH SYSTEMS CORPORATION

NOTE TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

Note 1 – THE COMPANY AND NATURE OF BUSINESS

Kenilworth Systems Corporation hereinafter referred to as “Kenilworth”, the “Company” or “we”, was incorporated on April 25, 1968, under the laws of the State of New York, and reincorporated in the State of Wyoming in 2023, where it is currently domiciled. Kenilworth has been a publicly traded Company since August 1968 formerly on the National NASDAQ Market, and presently trades on the OTC Pink Sheet Market (“KENS”) since emerging from Bankruptcy Proceedings in September 1998.

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. The Company’s year-end is December 31.

Principle of consolidation

The consolidated financial statements include the accounts of Kenilworth Systems Corporation and its wholly owned subsidiary,  Regenecel Inc.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company had $4,022 cash as of March 31, 2024.

  KENILWORTH SYSTEMS CORPORATION

NOTE TO THE CONSOLIDATED FINANCIAL STATEMENT

MARCH 31, 2024

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

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification No. 605, “Revenue Recognition” ("ASC-605"), ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or services not provided or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.  For the three months ended March 31, 2024 the Company has generated revenue of $5,000.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of MARCH 31, 2024 there were no potentially dilutive debt or equity instruments issued or outstanding.

KENILWORTH SYSTEMS CORPORATION

NOTE TO THE CONSOLIDATED FINANCIAL STATEMENT

MARCH 31, 2024

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

Note 3 – GOING CONCERN UNCERTAINTY

For the three months ended March 31, 2024, and March 31, 2023, the Company incurred net losses of approximately ($120,177) and ($10,646) respectively. For the three (3) months ending March 31, 2024, the Company had $5,000 in revenues from operations.

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

Note 4 – PAYROLL TAXES PAYABLE

The Company has not had payroll and no payroll taxes due as since 2012. These balances were assigned to personally to President Daniel Snyder by the IRS as stated in the prior reported in the December 31, 2023 Form 10-K.

Note 5 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after MARCH 31, 2024, up through the date the Company issued the audited consolidated financial statements and determined that there are no events to disclose.

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

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information included in this Quarterly Report on this Form 10-Q contains statements that are forward-looking, including, but not limited to, statements relating to our business strategy and development activities as well as other capital spending, financing sources, the effects of regulation (including gaming and tax regulations), expectations concerning future operations, margins, profitability and competition. Any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward- looking statements. Without limiting the generality of the foregoing, in some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “would,” “could,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “continue” or the negative of these terms or other comparable terminology. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by us. These risks and uncertainties include, but are not limited to, our lack of recent operating history, existing management, general domestic or international economic conditions, pending or future legal proceedings, changes in federal or state tax laws or the administration of such laws, changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions), applications for licenses and approvals under applicable jurisdictional laws and regulations (including gaming laws and regulations). You should not place undue reliance on any forward-looking statements, which are based only on information currently available to us. We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date of this 10-Q report for the three months ended March 31, 2024, and subsequent events reported in this FORM 10-Q.

Risk & Uncertainties

Going Concern

In an effort to have Kenilworth Systems Corporation reorganize and restructure its business model the company has begun looking into ways to expand its business operations, to seek accretive business combinations, and to identify merger candidates that are privately held seeking a public listing of their shares. We have no way to predict the future of this company; however, currently the corporation shows indications of growth moving forward in 2024.

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

RESULTS OF OPERATIONS

Since we exited from bankruptcy proceedings on September 28, 1998, we have had limited revenues from operations, and therefore sustained losses from operating expenses amounting to ($184,288) for the year ended December 31, 2023 and ($65,677)  for the three months ended March 31, 2024.

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

LIQUIDITY AND CAPITAL RESOURCES

Current management, under the guidance of President Daniel Snyder, has several plans it hopes to put in place. Our intentions are to protect the shareholders and Directors and bring the Company into a well- run 21st century cutting edge company through the following steps:

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

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and principal financial officer, who are the same person, are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a- 15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal quarter covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of March 31, 2024.

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

PART II-OTHER INFORMATION

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

KENILWORTH SYSTEMS CORPORATION

Date: May 9, 2024	By:	/s/ Daniel Snyder
Chief Executive Officer, President and Director

