Form 10-K/A
period 2023-12-31
KENILWORTH SYSTEMS CORP
filed 2024-05-28
CIK 55234

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $1,007,485 million based on the last sale price of the common equity on June 30, 2023, which is the last business day of the registrant’s most recently completed second quarter.  As of May 24, 2024, the registrant had 63,749,525 shares of common stock outstanding.

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

ASSET SALE TO ACL GROUP, INC.

On March 17, 2022, pursuant to an Agreement for Purchase and Sale of Assets, the Registrant completed the sale of its principal assets to ACL Group, Inc. These assets had originally been acquired from ACL Group, Inc. on September 23, 2021 in exchange for (i) the issuance by the Registrant of a Secured Promissory Note in the amount of $300,000,000 to ACL Group, Inc., (ii) the issuance to ACL of 40,000,000 Shares of Common Stock of the Registrant, (iii) the issuance to ACL of 1,000,000 Shares of Series A Preferred Stock of the Registrant; (iv) the issuance to ACL of 10,000 Shares of Series B Preferred Stock, and (v) the issuance to ACL of 20,000,000 Common Stock Purchase Warrants.  Although the 40,000,000 Shares of Common Stock were issued to ACL, the Preferred Stock and the Common Stock Purchase Warrants were NOT issued to ACL.

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

In January, 2023, the Company’s management determined that the prospective costs of the License Agreement were prohibitively expensive.  On February 2, 2023, the foregoing Asset Sale was reversed, the Assets were transferred back to ACL in consideration of the cancellation of the $300,000,000 Promissory Note.  All of the Shares of Common Stock which had been issued to ACL Group, Inc. were acquired by the current President of the Company, Dan W. Snyder, for $25,000 in consideration paid.

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

ITEM 3 — LEGAL PROCEEDINGS

None.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages and positions held by each of Kenilworth’s directors and executive officers are as follows:

NAME	AGE	OFFICES AND POSITIONS HELD	FIRST ELECTED OFFICER OF KENILWORTH
DAN W. SNYDER	72	CHAIRMAN OF THE BOARD, PRESIDENT, CHIEF EXECUTIVE OFFICER	2022
STEVEN SWANK	83	DIRECTOR, SECRETARY, CHIEF ACCOUNTING OFFICER	2023
RICHARD J CRUSE	83	DIRECTOR	2023
JAY A. CUNNINGHAM, SR.	85	DIRECTOR	2023

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

RESULTS OF OPERATIONS

Since we exited from bankruptcy proceedings on September 28, 1998, we have had minimal revenues from operations, and therefore sustained losses from operating expenses amounting to $126,906 for the first Nine months of 2023 and $45  in 2022.

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

The Company’s business plans and strategies may change considerably.  We have acquired Regenecell, Inc. as a 60%-owned subsidiary with the intention of expanding its business operations, and to make additional acquisitions going forward.  Although at present we are contemplating additional acquisitions of consumer products and technology companies, there can be no guarantee that our expansion plans will be successful.  In addition, future acquisitions may be capital intensive and may be subject to statutory or regulatory requirements. Management believes that the Company’s chosen activities and strategies are achievable in light of current economic and legal conditions with the skills, background, and knowledge of the Company’s principals and advisors.  Our planned growth will require significant capital expenditures, and adequate funding may not be available to our Company.  In addition, our expansion plans will also place a great deal of strain on our management team, most of whom have not had experience managing large complex business operations.   Management reserves the right to make significant modifications to the Company’s stated strategies depending on future events.

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

ITEM 9A — CONTROLS AND PROCEDURES

a.) Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed under the supervision of our Principal Executive Officer (PEO) and Principal Accounting Officer (PAO) to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with US GAAP. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of December 31, 2023, our management, including our PEO and PAO, assessed the effectiveness of our internal control over financial reporting using the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (commonly referred to as COSO). Based on this assessment, our management concluded that our internal control over financial reporting was effective based on those criteria. The registered public accounting firm that audited our consolidated financial statements in Part IV within this Annual Report has issued an attestation report on our internal control over financial reporting. Refer to Part IV, “Report of Independent Registered Public Accounting Firm - Internal Control Over Financial Reporting,” on page F-2 within this Annual Report.

The Company has evaluated, under the supervision and with the participation of the Company’s management including the Company’s Chairman, President and Principal Executive Officer, and the Company’s Principal Accounting Officer. The effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15 (e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Report. Because of the inherent limitations in all control systems, evaluation of controls can provide only reasonable assurance that all control issues and instances of fraud, if any, within the Company have been detected. However, based on that evaluation, the Company’s Chairman and Chief Executive Officer and the Company’s Principal Accounting Officer, have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Report at a reasonable assurance level.

b.) Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the annual period ending December 31, 2023, that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART III

ITEM 10 — DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

NAME	AGE	OFFICES AND POSITIONS HELD	FIRST ELECTED DIRECTOR OF KENILWORTH
DAN W. SNYDER	72	CHAIRMAN OF THE BOARD, PRESIDENT, AND CHIEF EXECUTIVE OFFICER	2022
STEVEN SWANK	83	DIRECTOR, SECRETARY, AND PRINCIPAL ACCOUNTING OFFICER	2023
RICHARD J CRUSE	83	DIRECTOR	2023
JAY A. CUNNINGHAM, SR.	85	DIRECTOR	2023

DAN W. SNYDER is currently the Chairman of the Board of Directors and serves as President and Chief Executive Officer of the Company. Mr. Snyder is an experienced public company officer with demonstrated leadership abilities directing efforts in sales and operations, corporate development, corporate governance, and overseeing financial activities. His extensive experience conducting analytical process for merger or acquisition candidates, capital formation and financings of all types will support the Company’s continuing business operations. Mr. Snyder is expected to leverage his experience in accounting, finance, the capital markets, data management and enterprise IT solutions as the Company expands its operations.

STEVEN SWANK was appointed as a Director, Secretary, and Principal Accounting Officer of the Company in September, 2023 following the acquisition by the Company of a 60% controlling interest in Regenecell, Inc., a Company of which Mr. Swank was the President and Founder.

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

NAME	TITLE	DATE

/s/ Dan W. Snyder	President, Chief Executive Officer and Director	May 28, 2024
DAN W. SNYDER

/s/ Steven Swank	Secretary, Director and Principal Accounting Officer	May 28, 2024
STEVEN SWANK

/s/ Richard J. Cruse	Director	May 28, 2024
RICHARD J. CRUSE

/s/ Jay A. Cunningham, Sr.	Director	May 28, 2024
JAY A. CUNNINGHAM, SR.

INDEX TO AUDITED FINANCIAL STATEMENTS

KENILWORTH SYSTEMS CORPORATION

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Kenilworth Systems Corporation.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kenilworth Systems Corporation. (the "Company") as of December 31, 2023, and 2022 and the related consolidated statements of operations, changes in shareholders' equity and cash flows, for each of the two years in the period ended December 31, 2023 and 2022, and the related notes collectively referred to as the "financial statements”. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and 2022, and the results of its operations and its cash flows for the year ended December 31, 2023 and 2022 in conformity with U.S. generally accepted accounting principles.

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

May 24, 2024.

Lagos Nigeria

KENILWORTH SYSTEMS CORPORATION

 CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022

ASSETS
Current Assets
Cash	$19,699	$702
Due from Related Party	$40,000	$40,000
Subscription Receivables	$5,000	$5,000
Prepaid expense	$3,485	$3,485
Total current assets	$68,184	$49,187

License agreements
Security deposits
Intellectual Property – Proprietary Databases and Technology	$-	$270,450,011
Trademarks and Tradenames	$-	$30,000,000

TOTAL ASSETS	$68,184	$300,499,198

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accounts payable and accrued expenses	4,000	4,000
Due to related parties	$104,168	$48,335
Note Payable	$68,900	$300,007,500

Total current liabilities	$177,068	$300,059,835

Total other liabilities	$-	$-
TOTAL LIABILITIES	$177,068	$300,059,835

Stockholders' Equity
Series A convertible preferred stock, par value $0.01 – authorized 50,000 shares, 12,500 shares, issued and outstanding	$125	$125
Series B convertible preferred stock, par value $0.01 - authorized 300,000 shares, and 0 shares issued and outstanding, respectively	$-	$-
Series C convertible preferred stock, par value $0.01 - authorized 10,000 shares, 0 shares issued and outstanding, respectively	$-	$-
Common stock, par value $0.01 - authorized 1,000,000,000 shares, 63,749,525 and 50,004,185 shares issued and outstanding, respectively as of December 31, 2023, and 2022 respectively	$637,495	$500,042
Additional paid-in-capital	$38,717,734	$39,219,146
Accumulated deficit	$(39,464,238)	$(39,279,950)
TOTAL STOCKHOLDERS' EQUITY	$(108,884)	$439,363

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$68,184	$300,499,198

The accompanying notes are an integral part of these consolidated audited financial statements.

KENILWORTH SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	DECEMBER 31,	DECEMBER 31,
	2023	2022
Operating revenue:
Revenue	$12,000	$—
Cost of sales	$—	$—
Gross Profit	12,000	—
Operating expenses:

Bank Charges & Fees	$797	$180
Legal & Professional Services	$29,817	$5,750
General and Administrative Expense	165,674	$7,500
Total operating expenses	$196,288	$(13,358)

Loss from operations	$(184,288)	$(13,358)

Other Income (expenses)
Total other income/(expense)	$—	$—

Net Income/ loss	$(184,288)	$(13,358)

Earnings per share
Basic	$(0.002)	$(0.0003)

The accompanying notes are an integral part of these audited financial statements.

KENILWORTH SYSTEMS CORPORATION AND

CONSOLIDATED CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Additional		Total
	No. of shares	Amount	No. of shares	Amount	No. of shares	Amount	No. of shares	Amount	Paid in Capital	Accumulated Deficit	shareholders’ equity

Balance as of January 1, 2022,	49,504,185	$495,042	12,500	$125	-	$-	$-	$-	$39,219,146	$(39,266,592)	$447,721
Common Stock issued during the year	500,000	5,000	-	-	-	-	-	-	-	-	5,000
Net Loss for the year										(13,358)	(13,358)
Balance as of December 31, 2022	50,004,185	$500,042	12,500	$125	-	$-	$-	$-	$39,219,146	$(39,279,950)	$439,363

Balance as of January 1, 2023	50,004,185	$500,042	12,500	$125	-	$-	$-	$-	$39,219,146	$(39,279,950)	$439,363
Common Stock issued during the year	11,745,340	117,453	-	-	-	-	-	-	(501,412)	-	(383,959)
Common stock issued for acquisition	2,000,000	20,000	-	-	-	-	-	-	-	-	20,000
Net loss for the year	-	-	-	-	-	-	-	-	-	(184,288)	(184,288)
Balance as of December 31, 2023	63,749,525	$637,495	12,500	$125	-	$-	$-	$-	$38,717,734	$(39,464,238)	$(108,884)

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

