Form 10-K/A
period 2023-12-31
KENILWORTH SYSTEMS CORP
filed 2024-06-25
CIK 55234

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

BENEFICIAL OWNERSHIP TABLE

NAME AND ADDRESS OF BENEFICIAL OF BENEFICIAL OWNER	TITLE OF CLASS OWNERSHIP	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP	PERCENT OF CLASS

Daniel W Snyder
721 S Beach St #202 Daytona Beach, FL 32114	Common Stock $ 0.01 par value	46,000,000	72.1%
Steven Swank 721 S Beach St #202 Dayton Beach, FL 32114	Common Stock $0.01 par value	3,356,875	5.3%
Jay A. Cunningham 721 S Beach St #202 Dayton Beach, FL 32114		1,757,653	2.8%
Richard Cruse 721 S Beach St #202 Dayton Beach, FL 32114		2,577,590	4.0%
The total number of shares beneficially owned by all Directors and Executive Officers		53,692,118	84.2%

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

NAME	TITLE	DATE

/s/ Dan W. Snyder	President, Chief Executive Officer and Director	June 24, 2024
DAN W. SNYDER

/s/ Steven Swank	Secretary, Director and Principal Accounting Officer	June 24, 2024
STEVEN SWANK

/s/ Richard J. Cruse	Director	June 24, 2024
RICHARD J. CRUSE

/s/ Jay A. Cunningham, Sr.	Director	June 24, 2024
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

June 24, 2024.

Lagos Nigeria

KENILWORTH SYSTEMS CORPORATION

 CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022

ASSETS
Current Assets
Cash	$19,699	$702
Due from Related Party	$40,000	$40,000
Subscription Receivables	$5,000	$5,000
Prepaid expense	$3,485	$3,485
Total current assets	$68,184	$49,187

License agreements
Security deposits
Intellectual Property – Proprietary Databases and Technology	$-	$270,450,011
Trademarks and Tradenames	$-	$30,000,000

TOTAL ASSETS	$68,184	$300,499,198

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accounts payable and accrued expenses	4,000	4,000
Due to related parties	$60,314	$48,335
Note Payable	$10,600	$300,007,500

Total current liabilities	$79,914	$300,059,835

Total other liabilities	$-	$-
TOTAL LIABILITIES	$177,068	$300,059,835

Stockholders' Equity
Series A convertible preferred stock, par value $0.01 – authorized 50,000 shares, 12,500 shares, issued and outstanding	$125	$125
Series B convertible preferred stock, par value $0.01 - authorized 300,000 shares, and 0 shares issued and outstanding, respectively	$-	$-
Series C convertible preferred stock, par value $0.01 - authorized 10,000 shares, 0 shares issued and outstanding, respectively	$-	$-
Common stock, par value $0.01 - authorized 1,000,000,000 shares, 63,749,525 and 50,004,185 shares issued and outstanding, respectively as of December 31, 2023, and 2022 respectively	$637,495	$500,042
Additional paid-in-capital	$38,795,899	$39,219,146
Accumulated deficit	$(39,446,101)	$(39,279,950)
Non Controlling Interest	5,851
TOTAL STOCKHOLDERS' EQUITY	$(6,731)	$439,363

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$68,184	$300,499,198

The accompanying notes are an integral part of these consolidated audited financial statements.

KENILWORTH SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	DECEMBER 31,	DECEMBER 31,
	2023	2022
Operating revenue:
Revenue	$12,000	$—
Cost of sales	$—	$—
Gross Profit	12,000	—
Operating expenses:

Bank Charges & Fees	$797	$180
Legal & Professional Services	$29,817	$5,750
General and Administrative Expense	147,537	$7,500
Total operating expenses	$178,151	$(13,358)

Loss from operations	$(166,151)	$(13,358)

Other Income (expenses)
Total other income/(expense)	$—	$—

Net Income/ loss	$(166,151)	$(13,358)

Earnings per share
Basic	$(0.002)	$(0.0003)

The accompanying notes are an integral part of these audited financial statements.

KENILWORTH SYSTEMS CORPORATION AND

CONSOLIDATED CHANGES IN STOCKHOLDERS’ EQUITY

			Series A
	Common Stock		Preferred Stock		Additional			Total
	Shares	Amount	No. of shares	Amount	Paid in Capital	NCI	Accumulated Deficit	shareholders’ equity

Balance as of January 1, 2022,	49,504,185	$495,042	12,500	$125	$39,219,146	$-	$(39,266,592)	$447,721
Common Stock issued during the year	500,000	5,000	-	-	-	-	-	5,000
Net Loss for the year						-	(13,358)	(13,358)
Balance as of December 31, 2022	50,004,185	$500,042	12,500	$125	$39,219,146	$-	$(39,279,950)	$439,363

Balance as of January 1, 2023	50,004,185	$500,042	12,500	$125	$39,219,146	$-	$(39,279,950)	$439,363
Common Stock issued for cash	11,745,340	117,453	-	-	(423,247)	-	-	(305,794)
Common stock issued for acquisition	2,000,000	20,000	-	-	-	-	-	20,000
NCI	-	-	-	-	-	5,851	-	5,851
Net loss for the year	-	-	-	-	-	-	(166,151)	(166,151)
Balance as of December 31, 2023	63,749,525	$637,495	12,500	$125	$38,795,899	$5,851	$(39,446,101)	$(6,731)

The accompanying notes are an integral part of these consolidated financial statements.

KENILWORTH SYSTEMS CORPORATION

 CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2023, AND 2022

	DECEMBER 31, 2023		DECEMBER 31, 2022
Cash flows from operating activities:			-
Net loss from operations		$(166,151)	$(13,358)
Adjustments to reconcile net loss to net
cash used in operating activities:
Paid in capital		$23,445	$-
Common stock issued for services		$-	$-
Changes in:
Receivables & Due from related party		$38,399	$(5,000)
Accruals & Due to related party	$		$5,750

Net cash used in operating activities		$(104,307)	$(12,608)

Cash flows from investing activities		$-	$-

Net cash used in investing activities		$-	$-

Cash flows from financing activities	$
Proceed from common stock		117,453	-
NCI		5,851

Net cash provided by financing activities		$123,304	$12,500

Net decrease in cash		$18,997	$(108)

Cash, beginning of period		$702	$810
Cash, end of period		$19,699	$702

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

Note 3 – GOING CONCERN UNCERTAINTY

For the year ended December 31, 2023, the Company incurred net losses of approximately $166,151.

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

