Form 10-Q/A
period 2024-03-31
KENILWORTH SYSTEMS CORP
filed 2024-07-09
CIK 55234

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

(Mark One)

☒	Quarterly report pursuant to Section 13 OR 15(D) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2024

OR

☐	Transition report pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

For the transition period fromto

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

As of May 6, 2024, there were 69,699,525 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

EXPLANATORY NOTE

This Amendment (this “Report”) on Form 10-Q/A amends the Form 10-Q of Kenilworth Systems Corporation for the Quarter ended March 31, 2024, as filed with the Securities and Exchange Commission (“SEC”) on May 13, 2024 (the “Original Filing”).

We are filing this Report to amend the Financials Statements throughout Item 1, as well as certain financial data within the Management Discussion and Analysis of Financial Condition and Results of Operations in Item 2.  These corrections are required due to the restatement of  the Company’s Financial Statements reported in the Annual Report on Form 10-K/A, Amendment No. 2, for the year ended December 31, 2024.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q/A of Kenilworth Systems Corporation and subsidiaries, a Wyoming corporation (the “Company”), contains “forward- looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Additional factors are discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

Our management has included projections and estimates in this Form 10-Q/A, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

2

KENILWORTH SYSTEMS CORPORATION

QUARTERLY REPORT ON FORM 10-Q/A

FOR THE PERIOD ENDED MARCH 31, 2024

3

INDEX TO FINANCIAL STATEMENTS

KENILWORTH SYSTEMS CORPORATION

KENILWORTH SYSTEMS CORPORATION

 CONSOLIDATED BALANCE SHEETS

	MARCH 31, 2024	December 31, 2023

ASSETS
Current Assets
Cash	$4,022	$19,699
Due from Related Party	$40,000	$40,000
Subscription Receivables	$5,000	$5,000
Prepaid expense	$3,485	$3,485
Total current assets	$52,507	$68,184

License agreements
Security deposits
Intellectual Property – Proprietary Databases and Technology	$-	$-
Trademarks and Tradenames	$-	$-

TOTAL ASSETS	$52,507	$68,184

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accounts payable and accrued expenses	4,000	$4,000
Due to related parties	$6,035	$17,729
Note Payable	$55,115	$53,185
Deferred Income	$16,000
Total current liabilities	$81,150	$74,914

Total other liabilities	$-	$-
TOTAL LIABILITIES	$81,150	$74,914

Stockholders' Equity
Series A convertible preferred stock, par value $0.01 – authorized 50,000 shares, 12,500 shares, issued and outstanding	$125	$125
Series B convertible preferred stock, par value $0.01 - authorized 300,000 shares, and 0 shares issued and outstanding, respectively	$-	$-
Series C convertible preferred stock, par value $0.01 - authorized 10,000 shares, 0 shares issued and outstanding, respectively	$-	$-
Common stock, par value $0.01 - authorized 1,000,000,000 shares, 69,699,525 and 63,749,525shares issued and outstanding, respectively as of March 31, 2024, and 2023 respectively	$696,995	$637,495
Additional paid-in-capital	$38,795,899	$38,795,899

Accumulated deficit	$(39,527,513)	$(39,446,101)
Non-Controlling Interest	$5,851	$5,851
TOTAL STOCKHOLDERS' EQUITY	$(28,643)	$(6,731)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$52,507	$68,184

The accompanying notes are an integral part of these financial statements.

KENILWORTH SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	MARCH 31,	MARCH 31,
	2024	2023
Operating revenue:
Revenue	$5,000	$—
Cost of sales	$—	$—
Gross Profit	5,000	—
Operating expenses:

Bank Charges & Fees	$626	$-
Legal & Professional Services	$27,500	$7,646
General and Administrative Expense	42,551	$3,000
Total operating expenses	$(70,677)	$(10,646)

Loss from operations	$(65,677)	$(10,646)

Other Income (expenses)	(15,736)
Total other income/(expense)	$—	$—

Net Income/loss	$(81,413)	$(10,646)

Earnings per share
Basic	$(0.0024)	$(0.0000)

The accompanying notes are an integral part of these financial statements.

KENILWORTH SYSTEMS CORPORATION AND

CONSOLIDATED CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE QUARTERENDED MARCH 31, 2024.

	Shares	Preferred Stock A	Common Stock	Additional Paid-in	NCI	Accumulated
Description		Amount		Capital		Deficit	Total
		$	$	$	$	$	$
Balance – Balance Jan 1, 2023	50,004,185		500,042	39,219,146	-	(39,279,950)	439,238
Common stock issued	13,745,340		137,453		-	-	137,453
Preferred Stock A		125		-	-	-	125
Preferred Stock B	-	-			-	-	-
Preferred Stock C	-	-			-	-	-
Additional paid in capital	-			(423,247)	-	-	(423,247)
Net (loss)	-	-		-	-	(166,151)	(166,151)
NCI					5,851		5,851
Balance – December 31, 2023	63,749,525	125	637,495	38,795,899	5,851	(39,446,101)	(6,731)

Balance – Balance Jan 1, 2024	63,749,525	125	637,495	38,795,899	5,851	(39,446,101)	(6,731)
Common stock issued	5,950,000		59,500		-	-	59,500
Additional paid in capital	-	-		-	-	-	-
Net (loss)	-	-		-	-	(81,413)	(81,413)
					-
Balance – March 31, 2024	69,699,525	125	696,995	38,795,899	5,851	(39,527,514)	(28,643)

The accompanying notes are an integral part of these consolidated financial statements.

KENILWORTH SYSTEMS CORPORATION

 CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE QUARTER ENDED MARCH 31, 2024, AND 2023

	Period Ended Mar 31, 2024 (Unaudited)	Period Ended Mar 31, 2023 (Unaudited)
Cash flows from operating activities:
Net loss from continuing operations attributable to common stockholders	$(81,413)	$(10,646)
Adjustments to reconcile net loss to net
cash used in operating activities:
Preferred stock issued for services	$-	$-
Changes in:
Prepaid expenses and receivables	$-	$-
Due to related party	$6,236	$35,646
Payroll tax liabilities	-	$-
Net cash used in operating activities	$(75,177)	$25,000

Cash flows from investing activities
License agreements	-	$-
Intangible Assets	-	$300,450,011
Intellectual Property – Proprietary Databases and Technology	-
Trademarks and Tradenames	-
Net cash used in investing activities	-	$300,450,011

Cash flows from financing activities
Common Stock	$59,500	$(300,000,000)
Additional Paid-In-Capital		(475,011)
Note Payables
Net cash provided by financing activities	$59,500	(300,475,011)

Net increase in cash	$(15,677)	$-

Cash, beginning of period	$19,699	$765
Cash, end of period	$4,022	$765

The accompanying notes are an integral part of these financial statements.

  KENILWORTH SYSTEMS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT

MARCH 31, 2024, AND 2023

Note 1 – THE COMPANY AND NATURE OF BUSINESS

Kenilworth Systems Corporation hereinafter referred to as “Kenilworth”, the “Company” or “we”, was incorporated was incorporated on April 25, 1968, under the laws of the State of New York, and reincorporated in the State of Wyoming in 2023, where it is currently domiciled.  Kenilworth has been a publicly traded Company since August 1968 formerly on the National NASDAQ Market, and presently on the OTC Pink Sheet Market (trading symbol “KENS”).

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. The Company’s year-end is March 31.

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

MARCH 31, 2024, AND 2023

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

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification No. 605, “Revenue Recognition” ("ASC-605"), ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or services not provided or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. As of March 31, 2024 the Company has generated revenue of $5,000.

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

MARCH 31, 2024, AND 2023

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

Note 3 – GOING CONCERN UNCERTAINTY

For the year ended December 31, 2023, the Company incurred net losses of approximately ($166,151). For the three (3) months ending March 31, 2024, the Company incurred a net loss of  ($81,413).

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

 Note 4 – PAYROLL TAXES PAYABLE

The Company has not had payroll and no payroll taxes due as since 2012. These balances were assigned to personally to President Dan Snyder by the IRS as stated in the prior reported December 31, 2023 Form 10-K/A, Amendment No. 2.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND RISK FACTORS

The information contained in this Form 10-Q/A and Kenilworth’s other filings with the Securities Exchange Commission contain “forward-looking” statements within the meaning of section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbors created thereby. Such information involves important risks and uncertainties.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information included in this Quarterly Report on this Form 10-Q/A contains statements that are forward-looking, including, but not limited to, statements relating to our business strategy and development activities as well as other capital spending, financing sources, the effects of regulation (including gaming and tax regulations), expectations concerning future operations, margins, profitability and competition. Any statements contained in this Form 10-Q/A that are not statements of historical fact may be deemed to be forward- looking statements. Without limiting the generality of the foregoing, in some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “would,” “could,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “continue” or the negative of these terms or other comparable terminology. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by us. These risks and uncertainties include, but are not limited to, our lack of recent operating history, existing management, general domestic or international economic conditions, pending or future legal proceedings, changes in federal or state tax laws or the administration of such laws, changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions), applications for licenses and approvals under applicable jurisdictional laws and regulations (including gaming laws and regulations). You should not place undue reliance on any forward-looking statements, which are based only on information currently available to us. We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date of the 10-K/A, Amendment No.2, report for the year ended December 31, 2023, and subsequent events reported in this FORM 10-Q/A.

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

•	our ability to remediate any material weakness and maintain effective internal control over financial reporting; and
•	the impact of the above factors and other future events on the market price and the liquidity of our Common Stock.

RESULTS OF OPERATIONS

On September 30, 2023, the Company completed a Share Exchange in which it acquired a 60% controlling equity interest in Regenecell, Inc., a Florida corporation which has been newly-formed and is engaged in the business of medical travel consulting and referral services. The Founder and President of Regenecell, Steven Swank, exchanged 600,000 of his Shares of Common Stock of Regenecell, Inc. for 2,000,000 Shares of Common Stock of the Company in a tax-free exchange. As a result of this transaction, of the total 1,000,000 Shares of Common Stock of Regenecell, Inc. authorized, issued, and outstanding, the Company owns 600,000 Shares representing 60%, and Mr. Swank owns the remaining 400,000 Shares, representing a 40% minority interest.  Regenecell is the operating subsidiary of the Company, and the Company is preparing a marketing program to expand the business operations of Regenecell.

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

b.)

The Company’s management team is presently reviewing acquisition opportunities in both the emerging medical technologies field as well as in emerging energy technologies.  As of the date of this filing, the Company has not entered into any definitive agreements with respect to any acquisition opportunities.   In addition, the Company is preparing a Marketing Plan to expand the business operations of it’s Regenecell, Inc. subsidiary.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the Quarter Ended March 31, 2024, the Company issued a total of 5,950,000 Shares of Common Stock, including 4,250,000 Shares to its Directors for services rendered in lieu of cash compensation, and 1,700,000 Shares to three investors for aggregate consideration of $59,500.

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

_____________

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

KENILWORTH SYSTEMS CORPORATION

Date: July 8, 2024	By:	/s/ Daniel Snyder
Chief Executive Officer, President and Director

