Form 10-Q
period 2024-06-30
KENILWORTH SYSTEMS CORP
filed 2024-08-14
CIK 55234

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 OR 15(D) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2024

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

As of August 13, 2024, there were 74,254,525 shares of the registrant’s common stock, par value $0.01 per share

KENILWORTH SYSTEMS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2024

2

ITEM 1.  FINANCIAL STATEMENTS

INDEX TO AUDITED FINANCIAL STATEMENTS

KENILWORTH SYSTEMS CORPORATION

KENILWORTH SYSTEMS CORPORATION

 CONSOLIDATED BALANCE SHEETS

ASSETS Current Assets	JUNE 30, 2024	DECEMBER 31, 2023

ASSETS
Current Assets
Cash	$28,586	$19,699
Due from Related Party	$40,000	$40,000
Subscription Receivables	$5,000	$5,000
Prepaid expense	$3,485	$3,485
Total current assets	$77,071	$68,184

License agreements
Security deposits
Intellectual Property – Proprietary Databases and Technology	$-	$-
Trademarks and Tradenames	$-	$-

TOTAL ASSETS	$77,071	$68,184

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accounts payable and accrued expenses	4,000	$4,000
Due to related parties	$61,150	$70,914
Note Payable	$-	$-
Deferred Income	$16,000
Total current liabilities	$222,068	$74,914

Total other liabilities	$-	$-
TOTAL LIABILITIES	$81,150	$74,914

Stockholders' Equity
Series A convertible preferred stock, par value $.01 – authorized 50,000 shares, 12,500 shares, issued and outstanding	$125	$125
Series B convertible preferred stock, par value $.01 - authorized 300,000 shares, and 0 shares issued and outstanding, respectively	$-	$-
Series C convertible preferred stock, par value $.01 - authorized 10,000 shares, 0 shares issued and outstanding, respectively	$-	$-
Common stock, par value $.01 - authorized 1,000,000,000 shares, 74,254,525 and 63,749,525 shares issued and outstanding, respectively as of June 30, 2024, and December 31, 2023 respectively	$742,545	$637,495
Additional paid-in-capital	$38,903,349	$38,795,899

Accumulated deficit	$(39,655,949)	$(39,446,101)
Non-Controlling Interest	$5,851	$5,851
TOTAL STOCKHOLDERS' EQUITY	$(4,079)	$(6,731)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$77,071	$68,184

The accompanying notes are an integral part of these financial statements.

KENILWORTH SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	JUNE 30,	JUNE 30,
	2024 (Unaudited)	2023
Operating revenue:
Revenue	$5,000	$—
Cost of sales	$—	$—
Gross Profit	5,000	—
Operating expenses:

Bank Charges & Fees	$1,313	$-
Legal & Professional Services	$27,500	$18,986
General and Administrative Expense	170,299	$23,300
Total operating expenses	$70,677	$-

Loss from operations	$(199,112)	$(42,196)

Other Income (expenses)	(15,736)
Total other income/(expense)	$—	$—

Net Income/ loss	$(209,848)	$(42,196)

Earnings per share
Basic	$(0.0024)	$(0.0002)

The accompanying notes are an integral part of these financial statements.

KENILWORTH SYSTEMS CORPORATION AND

CONSOLIDATED CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD ENDED JUNE 30, 2024.

		Preferred Stock A	Common	Additional Paid-in		Accumulated
Description	Shares	Amount	Stock	Capital	NCI	Deficit	Total
		$	$	$	$	$	$
Balance – Balance Jan 1, 2023	50,004,185		500,042	39,219,146	-	(39,279,950)	439,238
Common stock issued	13,745,340		137,453		-	-	137,453
Preferred Stock A	12,500	125		-	-	-	125
Preferred Stock B	-	-			-	-	-
Preferred Stock C	-	-			-	-	-
Additional paid in capital	-			(423,247)	-	-	(423,247)
Net (loss)	-	-		-	-	(166,151)	(166,151)
NCI					5,851		5,851
Balance – December 31, 2023	63,762,025	125	637,495	38,795,899	5,851	(39,446,101)	(6,731)

Balance – Balance Jan 1, 2024	63,762,025	125	637,495	38,795,899	5,851	(39,446,101)	(6,731)
Common stock issued	10,505,000		105,050		-	-	105,050
Additional paid in capital	-	-		107,450	-	-	107,450
Net (loss)	-	-		-	-	(209,848)	(209,848)
					-
Balance – June 30, 2024	74,267,025	125	742,545	38,903,349	5,851	(39,655,950)	(4,079)

The accompanying notes are an integral part of these consolidated financial statements.

KENILWORTH SYSTEMS CORPORATION

 CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE PERIOD ENDED JUNE 30, 2024, AND 2023

	Period Ended June 30, 2024 (Unaudited)	Period Ended June 30, 2023
Cash flows from operating activities:
Net loss from continuing operations attributable to	(209,848)	$(42,196)
common stockholders
Adjustments to reconcile net loss to net
cash used in operating activities:
Preferred stock issued for services	-	$-
Changes in:
Prepaid expenses and receivables	-	$(5,000)
Due to related party	6,236	$72,196
Payroll tax liabilities	-	$-
Net cash used in operating activities	(203,613)	$25,000

Cash flows from investing activities
License agreements	-	$-
Intangible Assets	-	$300,450,011
Intellectual Property – Proprietary Databases and Technology	-
Trademarks and Tradenames	-
Net cash used in investing activities	-	$300,450,011

Cash flows from financing activities
Common Stock	105,050	$(300,000,000)
Additional Paid-In-Capital	107,450	$(475,011)
Note Payables
Net cash provided by financing activities	212,500	$(300,475,011)

Net increase in cash	8,887	$-

Cash, beginning of period	19,699	$765
Cash, end of period	28,586	$765

The accompanying notes are an integral part of these financial statements.

KENILWORTH SYSTEMS CORPORATION

NOTE TO THE CONSOLIDATED FINANCIAL STATEMENT

JUNE 30, 2024, AND 2023

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

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. The Company’s Period-end ends June 30.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company had $28,586 cash as of June 30, 2024.

KENILWORTH SYSTEMS CORPORATION

NOTE TO THE CONSOLIDATED FINANCIAL STATEMENT

JUNE 30, 2024, AND 2023

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

The carrying value of cash and the Company’s loan from shareholders approximates its fair value due to their short-term maturity.

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

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification No. 605, “Revenue Recognition” ("ASC-605"), ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or services not provided or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. As of June 30, 2024, the Company has generated revenue of $5,000.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all diluted potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of June 30, 2024, there were no potentially dilutive debt or equity instruments issued or outstanding.

KENILWORTH SYSTEMS CORPORATION

NOTE TO THE CONSOLIDATED FINANCIAL STATEMENT

JUNE 30, 2024, AND 2023

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

Note 3 – GOING CONCERN UNCERTAINTY

For the Periods ended June 30, 2024, and June 30, 2023, the Company incurred net losses of approximately $209,848 and $42,196 respectively. For the Six (6) months ending June 30, 2024

These factors create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

 Note 4 – PAYROLL TAXES PAYABLE

The Company has not had payroll and no payroll taxes due as since 2012. These balances were assigned to personally to President Dan Snyder by the IRS as stated in the prior reported June 30, 2024, Form 10-Q.

Note 5 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2024, up through the date the Company issued the audited consolidated financial statements and determined that there are no events to disclose.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the Quarter ended June 30, 2024, the Company sold 4,55,000 Shares of Common Stock to eight investors, including existing Shareholders in private sales, for aggregate cash consideration of $152,000. The proceeds of these sales were used to finance ongoing corporate expenses including business expansion costs. These restricted Shares were issued in accordance with the exemption from registration afforded by Regulation D and Rule 4(a) promulgated under the Securities Act of 1933, as amended.

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

ITEM 6. EXHIBITS.

(a) Exhibits required by Item 601 of Regulation SK.

Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH *	Inline XBRL Taxonomy Extension Schema Document

101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

KENILWORTH SYSTEMS CORPORATION

August 14, 2024	By:	/s/ Daniel Snyder
Chief Executive Officer, President and Director

