Form 10-Q
period 2024-09-30
KENILWORTH SYSTEMS CORP
filed 2024-11-14
CIK 55234

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒     Quarterly report pursuant to Section 13 OR 15(D) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

As of November 12, 2024, there were 79,654,525 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

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

2

KENILWORTH SYSTEMS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPT. 30, 2024

3

INDEX TO AUDITED FINANCIAL STATEMENTS

KENILWORTH SYSTEMS CORPORATION

F-1

KENILWORTH SYSTEMS CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS Current Assets	SEPTEMBER 30, 2024	DECEMBER 31, 2023

ASSETS
Current Assets
Cash	$912	$19,699
Due from Related Party	$40,000	$40,000
Subscription Receivables	$5,000	$5,000
Prepaid expense	$3,485	$3,485
Total current assets	$49,397	$68,184

License agreements	-	-
Security deposits	-	-
Intellectual Property – Proprietary Databases and Technology	$-	$-
Trademarks and Tradenames	$-	$-

TOTAL ASSETS	$49,397	$68,184

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accounts payable and accrued expenses	4,000	$4,000
Due to related parties	$61,950	$70,914
Note Payable	$-	$-
Deferred Income	$16,000
Total current liabilities	$81,950	$74,914

Total other liabilities	$-	$-
TOTAL LIABILITIES	$81,950	$74,914

Stockholders' Equity
Series A convertible preferred stock, par value $0.01 - authorized 50,000 shares, 12,500 shares, issued and outstanding	$125	$125
Series B convertible preferred stock, par value $0.01 - authorized 300,000 shares, and 0 shares issued and outstanding, respectively	$-	$-
Series C convertible preferred stock, par value $0.01 - authorized 10,000 shares, 0 shares issued and outstanding, respectively	$-	$-
Common stock, par value $0.01 - authorized 1,000,000,000 shares, 79,654,525 and 63,749,525 shares issued and outstanding, as of September 30, 2024, and December 31, 2023 respectively	$796,545	$637,495
Additional paid-in-capital	$38,903,349	$38,795,899

Accumulated deficit	$(39,738,423)	$(39,446,101)
Non-Controlling Interest	$5,851	$5,851
TOTAL STOCKHOLDERS' EQUITY	$(32,553)	$(6,731)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$49,397	$68,184

The accompanying notes are an integral part of these consolidated financial statements.

F-2

KENILWORTH SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months ended SEPTEMBER 30,	Nine Months ended SEPTEMBER 30,
	2024 (Unaudited)	2023 (Unaudited)
Operating revenue:
Revenue	$5,000	$9,000
Cost of sales	$—	$—
Gross Profit	5,000	9,000
Operating expenses:

Bank Charges & Fees	$1,427	$598
Legal & Professional Services	$34,750	$22,363
General and Administrative Expense	216,410	$124,415
Total operating expenses	$(252,587)	$(147,375)

Loss from operations	$(247,587)	$(138,375)

NCI	(44,735)
Other Income (expenses)		13,762
Total other income/(expense)	$—	$—

Net Income/ loss	$(292,322)	$(124,613)

Earnings per share
Basic	$(0.0058)	$(0.0036)

The accompanying notes are an integral part of these consolidated financial statements.

F-3

KENILWORTH SYSTEMS CORPORATION

CONSOLIDATED CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD ENDED SEPTEMBER 30, 2024.

Description	Shares	Preferred Stock A Amount	Common Stock	Additional Paid-in Capital	NCI	Accumulated Deficit	Total
		$	$	$	$	$	$
Balance – Balance Jan 1, 2023	50,004,185		500,042	39,219,146	-	(39,279,950)	439,238
Common stock issued	13,745,340		137,453		-	-	137,453
Preferred Stock A	12,500	125		-	-	-	125
Preferred Stock B	-	-			-	-	-
Preferred Stock C	-	-			-	-	-
Additional paid in capital	-			(423,247)	-	-	(423,247)
Net (loss)	-	-		-	-	(166,151)	(166,151)
NCI					5,851		5,851
Balance – December 31, 2023	63,762,025	125	637,495	38,795,899	5,851	(39,446,101)	(6,731)

Balance – Balance Jan 1, 2024	63,762,025	125	637,495	38,795,899	5,851	(39,446,101)	(6,731)
Common stock issued	10,505,000		159,050		-	-	159,050
Additional paid in capital	-	-		107,450	-	-	107,450
Net (loss)	-	-		-	-	(263,322)	(292,322)
					-
Balance – Sept 30, 2024	74,267,025	125	796,545	38,903,349	5,851	(39,738,423)	(32,553)

The accompanying notes are an integral part of these consolidated financial statements.

F-4

KENILWORTH SYSTEMS CORPORATION

 CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE PERIOD ENDED SEPTEMBER 30, 2024, AND 2023

	Period Ended Sept 30, 2024 (Unaudited)	Period Ended Sept 30, 2023
Cash flows from operating activities:
Net loss from continuing operations attributable to common stockholders	$(292,322)	$(124,613)

Adjustments to reconcile net loss to net
cash used in operating activities:
Additional Paid-In-Capital	-	$17,584
Changes in:
Prepaid expenses and receivables	-	$28,799
Due to related party	$7,036	$-
Payroll tax liabilities	-	$-
Net cash used in operating activities	$(285,287)	$(78,230)

Cash flows from investing activities
License agreements	-	$-
Intangible Assets	-	$-
Intellectual Property – Proprietary Databases and Technology	-
Trademarks and Tradenames	-
Net cash used in investing activities	-	$-

Cash flows from financing activities
Common Stock	$159,050	$88,090
Additional Paid-In-Capital	$107,450	-
Note Payables		4,388
Net cash provided by financing activities	$266,500	92,478

Net increase in cash	$(18,787)	$14,248

Cash, beginning of period	$19,699	$527
Cash, end of period	$912	$14,774

The accompanying notes are an integral part of these consolidated financial statements.

F-5

  KENILWORTH SYSTEMS CORPORATION

NOTE TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024, AND 2023

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company had $912 cash as of September 30, 2024.

F-6

  KENILWORTH SYSTEMS CORPORATION

NOTE TO THE CONSOLIDATED FINANCIAL STATEMENT

SEPTEMBER 30, 2024, AND 2023

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

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification No. 605, “Revenue Recognition” ("ASC-605"), ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or services not provided or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. As of September 30, 2024, the Company has generated revenue of $5,000.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all diluted potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of September 30, 2024, there were no potentially dilutive debt or equity instruments issued or outstanding.

F-7

KENILWORTH SYSTEMS CORPORATION

NOTE TO THE CONSOLIDATED FINANCIAL STATEMENT

SEPTEMBER 30, 2024, AND 2023

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

Note 3 – GOING CONCERN UNCERTAINTY

For the Nine Month Periods ended September 30, 2024, and September 30, 2023, the Company incurred net losses of approximately $292,322 and $124,613 respectively.

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

Note 4 – PAYROLL TAXES PAYABLE

The Company has not had payroll and no payroll taxes due as since 2012. These balances were assigned to personally to President Dan Snyder by the IRS as stated in the prior reported September 30, 2024, Form 10-Q.

Note 5 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2024, up through the date the Company issued the audited consolidated financial statements and determined that there are no events to disclose.

F-8

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

LIQUIDITY AND CAPITAL RESOURCES

The Company had revenue of $5,000 and $9,000 for the three months ended September 30, 2024 and 2023, respectively.

Our operating expenses in the nine months ended September 30, 2024 increased to $252,587, from $138,375 for the same period of 2023. Major operating expenses include officers compensation, professional fees and research and development costs.

Our net loss for the nine months ended September 30, 2024, was ($247,587) as compared to the net loss of ($138,375) during the same period ended in 2023.

We had $912 cash at September 30, 2024, compared to $19,699 cash at December 31, 2023.

Critical Accounting Policies and Estimates

The SEC issued Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” suggesting that companies provide additional disclosure and commentary on their most critical accounting policies. In Financial Reporting Release No. 60, the SEC has defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and operating results and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the following significant policies as critical to the understanding of our financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make a variety of estimates and assumptions that affect (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and (ii) the reported amounts of revenues and expenses during the reporting periods covered by the financial statements. Our management expects to make judgments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the future resolution of the uncertainties increase, these judgments become even more subjective and complex. Although we believe that our estimates and assumptions are reasonable, actual results may differ significantly from these estimates. Changes in estimates and assumptions based upon actual results may have a material impact on our results.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” we are not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES

Management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rules 13a-15(f) under the Exchange Act, internal control over financial reporting is a process designed by, or under the supervision of, Daniel Snyder, the Company’s Chief Executive Officer and Chief Financial Officer (principal executive, financial and accounting officer), and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records, that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our chief executive officer and acting chief financial officer (principal executive, financial and accounting officer, assessed the effectiveness of our internal control over financial reporting at September 30, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on that assessment under those criteria, management has determined that, as of September 30, 2024, our internal controls over financial reporting was not effective for the reasons set forth in our Annual Report on Form 10-K for the year ended December 31, 2023.

As set forth in that Report the Company intends to take various remedial measures described therein as its capital resources permit.

Changes in Internal Controls

During the quarter ended September 30, 2024, there was no change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHERINFORMATION

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the Quarter Ended September 30, 2024, the Company issued a total of 5,400,000 Shares of Common Stock to nine investors for aggregate consideration of $159,050.

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

__________________

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

KENILWORTH SYSTEMS CORPORATION

Dated: November 12, 2024	By:	/s/ Daniel Snyder
Chief Executive Officer, President and Director

