Form 10-K
period 2024-12-31
KENILWORTH SYSTEMS CORP
filed 2025-04-14
CIK 55234

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2024

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $1,007,485 million based on the last sale price of the common equity on June 30, 2024, which is the last business day of the registrant’s most recently completed second quarter.  As of March 28, 2025, the registrant had 83,654,525 shares of common stock outstanding.

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

On February 6, 2025, the Company entered into an Agreement and Plan of Reorganization with DC Rental Portfolio LLC (“DC Rental”), to acquire 100% of the Membership Interests of DC Rental in exchange for 350,000,000 Shares of Common Stock of the Company.  Organized pursuant to the laws of the District of Columbia, DC Rental through its subsidiaries owns or is in the process of acquiring various income producing residential housing units located in the District of Columbia.  The Closing Date of this acquisition is expected on or about April 15, 2025, and on the Closing Date the properties owned by DC Rental will have an aggregate appraised value of not less than $100,000,000, and equity of approximately $20,000,000.

On the Closing Date, the Company will effectuate a change of its name to National Real Estate Ventures, Inc., a Wyoming Corporation.  On the Closing Date, Mr. Richard Balles, the Managing Member of DC Rental, will become President and Chairman of the Board of Directors of the Company, the current Directors and Officers will resign, and there will be a Change of Control of the Company.

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

Prior to this, we had been engaged in developing patents, markets and investigating how best to obtain Governmental approvals, by engaging lobbyists and consultants that would allow Internet, television, satellite, cable subscribers.  Kenilworth Systems was a leader in developing state of the art software for corporate licensing relating to technological design fields.  Kenilworth’s revenues were to be generated from licenses and patents an interest in joint-venture operation to develop on- line secure tools for its clients and vendors of clients.  These business operations were discontinued in 2023.

THE PENDING D.C RENTAL ACQUISITION TRANSACTION

Through its subsidiaries, DC Rental is a real estate development company which is focused on providing affordable housing solutions for low to moderate income households, initially in the Washington, DC market.

Its ongoing business strategy and vision is to develop affordable housing for all, notably people with disabilities, and our nation’s military veterans.

The housing sector in the Washington, D.C. Metropolitan area presents definitive opportunities to generate attractive, stable returns for shareholders. Affordable housing in this market tends to be more consistent across economic cycles and the current demand far exceeds supply.

DC Rental intends to address the significant supply/demand imbalance by providing greater quality control over development and re-development of properties, and faster property lease-up. Our product quality typically creates longer tenant tenure and shorter turnover, resulting in lower operating costs and more stable returns.

While continuing to grow our existing business in the Washington, DC market, we intend to consistently explore the best markets that meet our objectives in pursuing mixed-use, single/multi-family rental and for-sale projects.

Our acquisition strategy will focus on viable, well- positioned regions that are anchored by strong tenant markets, robust job growth, and increased demand for housing.

As part of our long-term strategy, we also are seeking to acquire in the future a lending institution which will further support our commitment to creating greater access to capital.

Going forward, we will be adding to our real estate portfolio, and will seek a diverse real estate portfolio which may include: mixed-use, multi-family, single-family homes for sale and for rent at various levels of affordability.   All our projects will have background checks on tenants and our properties will be properly maintained.   We have implemented strict investment criteria and will seek investments that allow the company to grow.

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

ITEM 3 — LEGAL PROCEEDINGS

None.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages and positions held by each of Kenilworth’s directors and executive officers are as follows:

NAME	AGE	OFFICES AND POSITIONS HELD	FIRST ELECTED OFFICER OF KENILWORTH
DAN W. SNYDER	73	CHAIRMAN OF THE BOARD, PRESIDENT, CHIEF EXECUTIVE OFFICER	2022
STEVEN SWANK	84	DIRECTOR, SECRETARY, CHIEF ACCOUNTING OFFICER	2023
RICHARD J CRUSE	84	DIRECTOR	2023
JAY A. CUNNINGHAM, SR.	86	DIRECTOR	2023

All of the above Executive Officers and Directors have been elected to serve until the next Annual Meeting of Shareholders or until their respective successors are elected and qualified. The Board presently anticipates that the next Shareholders Meeting will be held during the 2nd quarter period of 2025.

PART II

ITEM 5 — MARKET PRICES OF THE COMPANY’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

(a) Kenilworth exited from Bankruptcy Proceedings in September of 1998, its Common Stock which had been trading on the NASDAQ National Market, is now trading on the OTC Pink Sheets under the trading symbol “KENS”. The following table sets forth high and low closing sales prices for our Common Stock, as reported on the OTC Pink Sheets.

2022
January 1, 2022 Through March 30, 2022	$0.11	$0.05
April 1, 2022 Through June 30, 2022	$0.12	$0.05
July 1, 2019 Through September 30, 2022	$0.11	$0.05
October 1, 2019 Through December 31, 2022	$0.09	$0.05

2023

January 1, 2023 Through March 31, 2023	$0.04	$0.20
April 1, 2023 Through June 30, 2023	$0.04	$0.20
July 1, 2023 Through September 30, 2023	$0.05	$0.20
October 1, 2023 Through December 31, 2023	$0.07	$0.19

2024
January 1, 2024 Through March 31, 2024	$0.016	$0.05
April 1, 2024 Through June 30, 2024	$0.02	$0.10
July 1, 2024 Through September 30, 2024	$0.02	$0.19
October 1, 2024 Through December 31, 2024	$0.10	$0.19

(b) Holders. There were approximately 2753 registered holders of record of Common Stock plus an undetermined number of beneficial holders (in banks and brokerages) of Kenilworth as of December 31, 2024.

(c) Dividends. Kenilworth has not paid any dividends on its Common Stock. We plan to apply any earnings it achieves to expansion of the business and do not expect to pay any dividends in the foreseeable future.

(d) The Company has outstanding 83,654,525 Common Shares as of December 31, 2024.  In the future, all of the restricted shares may have the restriction lifted pursuant to SEC Rule 144 in the event that the Company is eligible for Rule 144.

ITEM 6 — SELECTED FINANCIAL DATA

The following table summarizes certain selected financial data and is qualified by reference to, and should be read in conjunction with, the Financial Statements and related Notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.

Selected Financial Data for the three (3) years ended December 31, 2024, are as follows:

SUMMARY OF OPERATIONS

	2024		2023		2022
Net income/ (loss) from operations		$(336,909)		$(166,151)		$(13,558)
Other income / (loss)	$		$	----	$	----
Net loss accumulated		$(39,919,349)		$(39,446,101)		$(39,279,950)
Loss per common share		$(0.0067)		$(0.0036)		$(0.000)
Loss per common share — diluted		$(0.0067)		$(0.0036)		$(0.000)
Consolidated balance sheet data:
Total current liabilities		$66,974		$74,914		$300,059,835
Stockholders’ Equity (deficit)		$(21,140)		$(68,184)		$300,499,198

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

Forward-looking statements contained in this MD&A include statements about, among other things:

•	potential benefits to be realized from our pending acquisition and impact on our financial condition and results of operations;
•	our beliefs regarding the market and demand for our products or the component products we resell;
•	our ability to develop and launch new products that are attractive to the market and stimulate customer demand for these products;
•	our expectations with respect to any strategic partnerships or other similar relationships we may pursue;
•	the competitive landscape of our industry;
•	general market, economic and political conditions;
•	our business strategies and objectives;
•

our expectations regarding our future operations and financial position, including revenues, costs and prospects, and our liquidity and capital resources, including cash flows, sufficiency of cash resources, efforts to reduce expenses and the potential for future financings;

•	our ability to remediate any material weakness and maintain effective internal control over financial reporting; and
•	the impact of the above factors and other future events on the market price and the liquidity of our stock.

RESULTS OF OPERATIONS

Since we exited from bankruptcy proceedings on September 28, 1998, we have had minimal revenues from operations, and therefore sustained losses from operating expenses amounting to $336,909 for the Year Ended December 31, 2024, as compared to $166,151 for the Year Ended December 31, 2023.

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

Kenilworth had revenues from operations in 2024 amounting to $5,000, as a result of the acquisition of the business operations of Regenecell, Inc

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

b.)

The Company’s management team is presently reviewing acquisition opportunities.  On February 6, 2025, the Company entered into an Agreement and Plan of Reorganization with DC Rental Portfolio LLC (“DC Rental”), to acquire 100% of the Membership Interests of DC Rental in exchange for 350,000,000 Shares of Common Stock of the Company.  Organized pursuant to the laws of the District of Columbia, DC Rental through its subsidiaries owns or is in the process of acquiring various income producing residential housing units located in the District of Columbia.  The Closing Date of this acquisition is expected on or about March 31, 2025, and on the Closing Date the properties owned by DC Rental will have an aggregate appraised value of not less than $100,000,000, and equity of approximately $20,000,000.

Of course, there are no assurances that we can obtain the financing or achieve these goals.  However, the Company is continuing to restructure its corporate operations designed to focus the Company’s efforts on its core business, achieve profitability from operations, and maximize shareholder value.

Basis of Presentation

The audited Consolidated financial statements of the Company  for the fiscal years ended December 31, 2022, 2023, and 2024, include a summary of our significant accounting policies and should be read in conjunction with the discussion below. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in these audited and unaudited financial statements. All such adjustments are of a normal recurring nature.

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

The Company provides for an allowance for doubtful accounts by specifically identifying accounts with a risk of collectability and providing an estimate of the loss exposure. The Company at December 31, 2024 had no accounts receivable., therefore an allowance for doubtful accounts is not provided for.

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

At December 31, 2023 and 2024, the Company had no deferred revenue.

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

For financial reporting purposes, the Company recognizes tax positions claimed or expected to be claimed based upon whether it is more likely than not that the tax position will be sustained upon examination. The Company has no tax positions as of December 31, 2024 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibles. Interest, if any, related to income tax liabilities is included in interest expense. Penalties, if any, related to income tax liabilities are included in operating expense. The Company is subject to examination for federal and state authorities for years 2015 and thereafter.

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

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information included in this Annual Report on this Form 10-K contains statements that are forward-looking, including, but not limited to, statements relating to our business strategy and development activities as well as other capital spending, financing sources, the effects of regulation (including gaming and tax regulations), expectations concerning future operations, margins, profitability and competition. Any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward- looking statements. Without limiting the generality of the foregoing, in some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “would,” “could,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “continue” or the negative of these terms or other comparable terminology. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by us. These risks and uncertainties include, but are not limited to, our lack of recent operating history, existing management, general domestic or international economic conditions, pending or future legal proceedings, changes in federal or state tax laws or the administration of such laws, changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions), applications for licenses and approvals under applicable jurisdictional laws and regulations (including gaming laws and regulations). You should not place undue reliance on any forward-looking statements, which are based only on information currently available to us. We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date of this 10-K report for the year ended December 31, 2024, and subsequent events reported in this FORM 10-K.

Risk & Uncertainties

Going Concern

In an effort to have Kenilworth Systems Corporation reorganize and restructure its business model the company has begun looking into ways to monetize their proprietary data access, to seek accretive business combinations, and to identify Nasdaq-qualified merger candidates that are privately held seeking a public listing of their shares. We have no way to predict the future of this company; however, currently the corporation shows indications of growth moving into 2025.

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

Daniel Snyder, the President and Chief Executive Office of the Company, currently owns 46,000,000 Shares of Common Stock, representing approximately ____% of the issued and outstanding Common Stock, and therefore has the ability to elected members of the Board of Directors and to control the operations of the Company.

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

As of December 31, 2024, our management, including our PEO and PAO, assessed the effectiveness of our internal control over financial reporting using the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (commonly referred to as COSO). Based on this assessment, our management concluded that our internal control over financial reporting was effective based on those criteria. The registered public accounting firm that audited our consolidated financial statements in Part IV within this Annual Report has issued an attestation report on our internal control over financial reporting. Refer to Part IV, “Report of Independent Registered Public Accounting Firm - Internal Control Over Financial Reporting,” on page F-2 within this Annual Report.

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

b.) Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the annual period ending December 31, 2024, that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART III

ITEM 10 — DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

NAME	AGE	OFFICES AND POSITIONS HELD	FIRST ELECTED DIRECTOR OF KENILWORTH
DAN W. SNYDER	73	CHAIRMAN OF THE BOARD, PRESIDENT, AND CHIEF EXECUTIVE OFFICER	2022
STEVEN SWANK	84	DIRECTOR, SECRETARY, AND PRINCIPAL ACCOUNTING OFFICER	2023
RICHARD J CRUSE	84	DIRECTOR	2023
JAY A. CUNNINGHAM, SR.	86	DIRECTOR	2023

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

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of December 31, 2024 the ownership with respect to each Executive Officer and Director and each person known to beneficially own more than five percent (5%) of the Company’s Common Stock.

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

BENEFICIAL OWNERSHIP TABLE

NAME AND ADDRESS OF BENEFICIAL OF BENEFICIAL OWNER	TITLE OF CLASS OWNERSHIP	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP	PERCENT OF CLASS

DANIEL W. SNYDER
721 S Beach St #202 Dayton Beach, FL 32114	Common Stock $0.01 par value	48,000,000	57.4%
STEVEN SWANK 721 S Beach St #202 Dayton Beach, FL 32114	Common Stock $0.01 par value	4,423,875	5.3%
RICHARD J. CRUSE 721 S Beach St #202 Dayton Beach, FL 32114	Common Stock $0.01 par value	2,526,390	3%
JAY A. CUNNINGHAM, SR. 721 S Beach St #202 Dayton Beach, FL 32114	Common Stock $0.01 par value	1,484,430	1.8%

The total number of shares beneficially owned by all Directors and Executive Officers	Common Stock $ 0.01 par value	67.5%

The percentage of class has been determined with 83,654,525 shares issued and outstanding on December 31, 2024.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

NONE

ITEM 14 — PRINCIPAL ACCOUNTING FEES AND SERVICES

During the years ended December 31, 2024 and 2023, the Company incurred auditing expenses of approximately $15,000, for each year. There were no other audit related services or tax fees incurred.

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

NAME	TITLE	DATE

/s/ Dan W. Snyder	President, Chief Executive Officer and Director	April 14, 2025
DAN W. SNYDER

/s/ Steven Swank	Secretary, Director and Principal Accounting Officer	April 14, 2025
STEVEN SWANK

/s/ Richard J. Cruse	Director	April 14, 2025
RICHARD J. CRUSE

/s/ Jay A. Cunningham, Sr.	Director	April 14, 2025
JAY A. CUNNINGHAM, SR.

INDEX TO AUDITED FINANCIAL STATEMENTS

KENILWORTH SYSTEMS CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Kenilworth Systems Corporation.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kenilworth Systems Corporation. (the ‘Company’) as of December 31, 2024, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company suffered an accumulated deficit of $(39,783,011). These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regards to these matters are also described in Note 3 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/S/ Lateef Awojobi
LAO PROFESSIONALS (PCAOB ID 7057)
Lagos, Nigeria

We have served as the Company’s auditor since 2025.

April 14, 2025

KENILWORTH SYSTEMS CORPORATION

 CONSOLIDATED BALANCE SHEETS

	December 31, 2024	December 31, 2023

ASSETS
Current Assets
Cash	$834	$19,699
Due from Related Party	$40,000	$40,000
Subscription Receivables	$5,000	$5,000
Prepaid expense	$-	$3,485
Total current assets	$45,834	$68,184

License agreements	-	-
Security deposits	-	-
Intellectual Property – Proprietary Databases and Technology	$-	$-
Trademarks and Tradenames	$-	$-

TOTAL ASSETS	$45,834	$68,184

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accounts payable and accrued expenses	$4,000	$4,000
Due to related parties	$50,444	$60,314
Note Payable	$12,530	$10,600

Total current liabilities	$66,974	$74,914

Total other liabilities	$-	$-
TOTAL LIABILITIES	$66,974	$74,914

Stockholders' Equity
Series A convertible preferred stock, par value $0.01 – authorized 50,000 shares, 12,500 shares, issued and outstanding	$125	$125
Series B convertible preferred stock, par value $0.01 - authorized 300,000 shares, and 0 shares issued and outstanding, respectively	$-	$-
Series C convertible preferred stock, par value $0.01 - authorized 10,000 shares, 0 shares issued and outstanding, respectively	$-	$-
Common stock, par value $0.01 - authorized 1,000,000,000 shares, 83,654,525 and 63,749,525 shares issued and outstanding, as of December 31, 2024, and 2023 respectively	$836,545	$637,495
Additional paid-in-capital	$38,919,349	$38,795,899
Accumulated deficit	$(39,783,011)	$(39,446,101)
	5,851	5,851
TOTAL STOCKHOLDERS' EQUITY	$(21,140)	$(6,731)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$45,834	$68,184

The accompanying notes are an integral part of these consolidated audited financial statements.

KENILWORTH SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	DECEMBER 31,		DECEMBER 31,
	2024		2023
Operating revenue:
Revenue		$5,000		$12,000
Cost of sales	$		$
Gross Profit		5,000		12,000
Operating expenses:

Bank Charges & Fees	$		$
Legal & Professional Services	$		$
General and Administrative Expense		$297,174		$196,500
Total operating expenses		$(297,174)		$(196,500)

Loss from operations		$(292,174)		$(184,500)
Non-controlling interest				$18,349
Other Income (expenses)		$(44,735)
Total other income/(expense)		$(44,735)		$18,349

Net Income/ loss		$(336,909)		$(166,151)

Earnings per share
Basic		$(0.0067)		$(0.0036)

The accompanying notes are an integral part of these audited financial statements.

KENILWORTH SYSTEMS CORPORATION AND

CONSOLIDATED CHANGES IN STOCKHOLDERS’ EQUITY

		Common Stock		Preferred Stock A	Additional Paid-in		Accumulated
Description	Shares	Amount	Shares	Amount	Capital	NCI	Deficit	Total
		$		$	$	$	$	$
Balance – Balance Jan 1, 2023	50,004,185	500,042	12,500	125	39,219,146	-	(39,279,950)	439,363
Common stock issued for cash	11,745,340	117,453				-	-	117,453
Common stock issued for acquisition	2,000,000	20,000				-	-	20,000
Additional paid in capital	-				(423,247)	-	-	(423,247)
Net (loss)	-				-	-	(166,151)	(166,151)
NCI						5,851		5,851
Balance – December 31, 2023	63,749,525	637,495	12,500	125	38,795,899	5,851	(39,446,101)	(6,731)

Balance – Balance Jan 1, 2024	63,749,525	637,495	12,500	125	38,795,899	5,851	(39,446,101)	(6,731)
Common stock issued	19,905,000	199,050				-	-	199,050
Additional paid in capital	-				123,450	-	-	123,450
Net (loss)	-				-	-	(336,909)	(336,909)
Balance – Dec 31, 2024	83,654,525	836,545	12,500	125	38,919,349	5,851	(39,783,011)	(21,140)

The accompanying notes are an integral part of these consolidated financial statements.

KENILWORTH SYSTEMS CORPORATION

 CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2024, AND 2023

	DECEMBER 31, 2024		DECEMBER 31, 2023
Cash flows from operating activities:				-
Net loss from operations		$(336,909)		$(166,151)
Adjustments to reconcile net loss to net
cash used in operating activities:
Paid in capital		$123,450		$23,445
Common stock issued for services		$199,050	$
Changes in:
Receivables & Due from related party		$3,485		$38,399
Accruals & Due to related party		$(7,940)

Net cash used in operating activities		$(18,864)		$(104,307)

Cash flows from investing activities	$		$

Net cash used in investing activities	$		$

Cash flows from financing activities	$		$
Proceed from common stock				$117,453
				$5,851
Net cash provided by financing activities	$			$123,304

Net decrease in cash		$(18,864)		$18,997

Cash, beginning of period		$19,699		$702
Cash, end of period		$834		$19,699

The accompanying notes are an integral part of these consolidated financial statements.

KENILWORTH SYSTEMS CORPORATION

NOTE TO THE CONSOLIDATED FINANCIAL STATEMENT

DECEMBER 31, 2024 AND 2023

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company had $834 cash as of December 31, 2024.

KENILWORTH SYSTEMS CORPORATION

NOTE TO THE CONSOLIDATED FINANCIAL STATEMENT

DECEMBER 31, 2024, AND 2023

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

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification No. 605, “Revenue Recognition” ("ASC-605"), ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or services not provided or is subject to a refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. As of December 31, 2024, the Company has generated revenue of $5,000.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of December 31, 2024, there were no potentially dilutive debt or equity instruments issued or outstanding.

KENILWORTH SYSTEMS CORPORATION

NOTE TO THE CONSOLIDATED FINANCIAL STATEMENT

DECEMBER 31, 2024, AND 2023

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

Note 3 – GOING CONCERN UNCERTAINTY

For the year ended December 31, 2024, the Company incurred net losses of approximately $336,909. For the twelve (12) months ending December 31, 2023, the Company incurred net losses of approximately $184,288.

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

Note 5 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2024, up through the date the Company issued the audited consolidated financial statements and determined that there are no events to disclose.

