Form 10-Q
period 2025-03-31
KENILWORTH SYSTEMS CORP
filed 2025-05-19
CIK 55234

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒     Quarterly report pursuant to Section 13 OR 15(D) of the Securities Exchange Act of 1934

For the quarterly period ended March 31st, 2025

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

As of May 6, 2025, there were 83,654,525 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

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

KENILWORTH SYSTEMS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2025

3

INDEX TO FINANCIAL STATEMENTS

KENILWORTH SYSTEMS CORPORATION

KENILWORTH SYSTEMS CORPORATION

 CONSOLIDATED BALANCE SHEETS

ASSETS Current Assets	March 31, 2025		December 31, 2024

ASSETS
Current Assets
Cash		$-		$834
Due from Related Party		$-		$40,000
Subscription Receivables		$-		$5,000
Prepaid expense		$-	$
Total current assets		$-		$45,834

License agreements
Security deposits
Intellectual Property – Proprietary Databases and Technology		$-		$-
Trademarks and Tradenames		$-		$-

TOTAL ASSETS		$-		$45,834

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accounts payable and accrued expenses		4,000		$4,000
Due to related parties		$7,859		$7,859
Note Payable		$55,115		$55,115
Deferred Income	$
Total current liabilities		$66,974		$66,974

Total other liabilities		$-		$-
TOTAL LIABILITIES		$66,974		$66,974

Stockholders' Equity
Series A convertible preferred stock, par value $0.01 – authorized 50,000 shares, 12,500 shares, issued and outstanding		$125		$125
Series B convertible preferred stock, par value $0.01 - authorized 300,000 shares, and 0 shares issued and outstanding, respectively		$-		$-
Series C convertible preferred stock, par value $0.01 - authorized 10,000 shares, 0 shares issued and outstanding, respectively		$-		$-
Common stock, par value $0.01 - authorized 1,000,000,000 shares, 83,654,525 and 83,654,525 shares issued and outstanding, respectively as of March 31, 2025, and 2024 respectively		$836,545		$836,545
Additional paid-in-capital		$38,919,349		$38,919,349

Accumulated deficit		$(39,828,845)		$(39,783,011)
Non-Controlling Interest (NCI)		$5,851		$5,851
TOTAL STOCKHOLDERS' EQUITY		$(66,974)		$(21,140)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		$-		$45,834

The accompanying notes are an integral part of these financial statements.

KENILWORTH SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	MARCH 31,	MARCH 31,
	2025	2024
Operating revenue:
Revenue	$-	$5,000
Cost of sales	$—	$—
Gross Profit	-	5,000
Operating expenses:

Bank Charges & Fees	$834	$626
Legal & Professional Services	$-	$27,500
General and Administrative Expense	-	$42,551
Total operating expenses	$-	$(70,677)

Loss from operations	$(834)	$(65,677)

Other Income (expenses)	$-	$(15,736)
Total other income/(expense)	$—	$—
Written-Off	$(45,000)
Net Income/ loss	$(45,834)	$(81,413)

Earnings per share
Basic	$(0.0009)	$(0.0000)

The accompanying notes are an integral part of these financial statements.

KENILWORTH SYSTEMS CORPORATION AND

CONSOLIDATED CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD ENDED MARCH 31, 2025

		Common Stock		Preferred Stock A	Additional Paid-in		Accumulated
Description	Shares	Amount	Shares	Amount	Capital	NCI	Deficit	Total
		$		$	$	$	$	$
Balance – Balance Jan 1, 2024	63,749,525	637,495	12,500	125	38,795,899	5,851	(39,446,101)	(6,731)
Common stock issued	19,905,000	199,050				-	-	199,050
Additional paid in capital	-				123,450	-	-	123,450
Net (loss)	-				-	-	(336,909)	(336,909)
Balance – December 31, 2024	83,654,525	836,545	12,500	125	38,919,349	5,851	(39,783,011)	(21,140)

Balance – Balance Jan 1, 2025	83,654,525	836,545	12,500	125	38,919,349	5,851	(39,783,011)	(21,140)
Common stock issued	-	-				-	-	-
Additional paid in capital	-				-	-	-	-
Net (loss)	-				-	-	(45,834)	(45,834)
Balance – March 31, 2025	83,654,525	836,545	12,500	125	38,919,349	5,851	(39,828,845)	(66,974)

The accompanying notes are an integral part of these consolidated financial statements.

KENILWORTH SYSTEMS CORPORATION

 CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE PERIOD ENDED MARCH 31, 2025, AND 2024

	Period Ended Mar 31, 2025 (Unaudited)	Period Ended Mar 31, 2024
Cash flows from operating activities:
Net loss from continuing operations attributable to common stockholders	$(45,834)	$(81,413)
Adjustments to reconcile net loss to net
cash used in operating activities:
Preferred stock issued for services	-	$-
Changes in:
Receivables written-off	$45,000	$-
Due to related party	-	$6,236
Payroll tax liabilities	-	$-
Net cash used in operating activities	$(834)	$(75,177)

Cash flows from investing activities
License agreements	-	$-
Intangible Assets	-	$-
Intellectual Property – Proprietary Databases and Technology	-
Trademarks and Tradenames	-
Net cash used in investing activities	-	$-

Cash flows from financing activities
Common Stock	-	$59,500
Additional Paid-In-Capital		$-
Note Payables
Net cash provided by financing activities	-	$59,500

Net increase in cash	$(834)	$(15,677)

Cash, beginning of period	$834	$19,699
Cash, end of period	-	$4,022

The accompanying notes are an integral part of these financial statements.

  KENILWORTH SYSTEMS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT

MARCH 31, 2025, AND 2024

Note 1 – THE COMPANY AND NATURE OF BUSINESS

Kenilworth Systems Corporation hereinafter referred to as “Kenilworth”, the “Company” or “we”, was incorporated was incorporated on April 25, 1968, under the laws of the State of New York, and reincorporated in the State of Wyoming in 2024, where it is currently domiciled.  Kenilworth has been a publicly traded Company since August 1968 formerly on the National NASDAQ Market, and presently on the OTC Pink Sheet Market (trading symbol “KENS”).

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. The Company’s period-end is MARCH 31.

Principle of consolidation

The consolidated financial statements include the accounts of Kenilworth Systems Corporation and its 60% owned subsidiary: Regenecel Inc.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company had $0 cash as of MARCH 31, 2025.

  KENILWORTH SYSTEMS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT

MARCH 31, 2025, AND 2024

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

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification No. 605, “Revenue Recognition” ("ASC-605"), ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or services not provided or is subject to a refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. As of MARCH 31, 2025 the Company has no revenue.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of MARCH 31, 2025 there were no potentially dilutive debt or equity instruments issued or outstanding.

KENILWORTH SYSTEMS CORPORATION

NOTE TO THE CONSOLIDATED FINANCIAL STATEMENT

MARCH 31, 2025, AND 2024

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

Note 3 – GOING CONCERN UNCERTAINTY

For the periods ended MARCH 31, 2025, and MARCH 31, 2024, the Company incurred net losses of approximately $45,834 and $81,413 respectively. For the three (3) months ending MARCH 31, 2025.

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

On February 6, 2025, the Company entered into an Agreement and Plan of Reorganization with DC Rental Portfolio LLC (“DC Rental”), to acquire 100% of the Membership Interests of DC Rental in exchange for 350,000,000 Shares of Common Stock of the Company.  Organized pursuant to the laws of the District of Columbia, DC Rental through its subsidiaries owns or is in the process of acquiring various income producing residential housing units located in the District of Columbia.  The Closing Date of this acquisition is expected on or about May 30, 2025, and on the Closing Date the properties owned by DC Rental will have an aggregate appraised value of not less than $100,000,000, and equity of approximately $20,000,000.

Note 4 – ACCOUNT RECEIVABLES

Account receivables are recorded at their invoiced amounts and do not bear interest. The Company evaluates the collectability of its accounts receivable and maintains an allowance for doubtful accounts to cover estimated credit losses. The allowance is based on historical collection trends, the age of outstanding receivables, and management’s judgment regarding the financial condition of customers.

Write-offs of Accounts Receivable

Receivables are written off against the allowance when deemed uncollectible after all collection efforts have been exhausted. During the period ended March 31, 2025, the Company wrote off approximately $45,000.

 Note 5 – PAYROLL TAXES PAYABLE

The Company has not had payroll and no payroll taxes due as since 2012. These balances were assigned to personally to President Dan Snyder by the IRS as stated in the prior reported MARCH 31st, 2025, Form 10-K.

Note 6 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after MARCH 31, 2025, up through the date the Company issued the audited consolidated financial statements and determined that there are no events to disclose.

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

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information included in this Annual Report on this Form 10-K contains statements that are forward-looking, including, but not limited to, statements relating to our business strategy and development activities as well as other capital spending, financing sources, the effects of regulation (including gaming and tax regulations), expectations concerning future operations, margins, profitability and competition. Any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward- looking statements. Without limiting the generality of the foregoing, in some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “would,” “could,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “continue” or the negative of these terms or other comparable terminology. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by us. These risks and uncertainties include, but are not limited to, our lack of recent operating history, existing management, general domestic or international economic conditions, pending or future legal proceedings, changes in federal or state tax laws or the administration of such laws, changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions), applications for licenses and approvals under applicable jurisdictional laws and regulations (including gaming laws and regulations). You should not place undue reliance on any forward-looking statements, which are based only on information currently available to us. We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date of this 10-K report for the period ended December 31, 2024, and subsequent events reported in this FORM 10-K.

Risk & Uncertainties

Going Concern

In an effort to have Kenilworth Systems Corporation reorganize and restructure its business model the company has begun looking into ways to expand its business operations, to seek accretive business combinations, and to identify merger candidates that are privately held seeking a public listing of their shares. We have no way to predict the future of this company; however, currently the corporation shows indications of growth moving forward in 2025.

On February 6, 2025, the Company entered into an Agreement and Plan of Reorganization with DC Rental Portfolio LLC (“DC Rental”), to acquire 100% of the Membership Interests of DC Rental in exchange for 350,000,000 Shares of Common Stock of the Company.  Organized pursuant to the laws of the District of Columbia, DC Rental through its subsidiaries owns or is in the process of acquiring various income producing residential housing units located in the District of Columbia.  The Closing Date of this acquisition is expected on or about May 30, 2025, and on the Closing Date the properties owned by DC Rental will have an aggregate appraised value of not less than $100,000,000, and equity of approximately $20,000,000.

4

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

On February 6, 2025, the Company entered into an Agreement and Plan of Reorganization with DC Rental Portfolio LLC (“DC Rental”), to acquire 100% of the Membership Interests of DC Rental in exchange for 350,000,000 Shares of Common Stock of the Company.  Organized pursuant to the laws of the District of Columbia, DC Rental through its subsidiaries owns or is in the process of acquiring various income producing residential housing units located in the District of Columbia.  The Closing Date of this acquisition is expected on or about May 30, 2025, and on the Closing Date the properties owned by DC Rental will have an aggregate appraised value of not less than $100,000,000, and equity of approximately $20,000,000.

The Company plans to hold its next Annual Meeting of Shareholders as soon as practicable with proxy materials mailed to shareholders of record at least twenty (20) days prior to the proposed meeting date. Our new management team, auditors and counsel are anticipating a number of issues to be voted on at that time.

5

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

6

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

KENILWORTH SYSTEMS CORPORATION

May 15, 2025	By:	/s/ Daniel Snyder
Chief Executive Officer, President and Director

7