Form 10-Q
period 2025-06-30
Global Asset Management Group, Inc.
filed 2025-08-14
CIK 55234

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 OR 15(D) of the Securities Exchange Act of 1934

For the quarterly period ended June 30th, 2025

OR

☐	Transition report pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

For the transition period from ____________ to_____________

Commission File Number: 0-08962

GLOBAL ASSET MANAGEMENT GROUP, INC.
(Exact name of registrant as specified in its charter) (Formerly: KENILWORTH SYSTEMS CORPORATION)

Wyoming	84-1641415
(State of incorporation)	(I.R.S. employer identification no.)

1505 Monroe St., Suite 1505 Rockville, MD	20852
(Address of principal executive offices)	(Zip Code)

(240) 398-8319

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

As of August 13, 2025, there were 84,259,525 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Global Asset Management Group, Inc. and subsidiaries, a Wyoming corporation (the “Company”), contains “forward- looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Additional factors are discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

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

GLOBAL ASSET MANAGEMENT GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2025

INDEX

Index		Page

Part I. Financial Information

Item 1.	Consolidated Financial Statements

	Consolidated Statements of Operations for the Three months ended June 30, 2025 and 2024 (unaudited)	F-3

	Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024. (unaudited)	F-2

	Consolidated Statements of Cash Flows for the Three months ended June 30, 2025 and Three months ended June 30, 2024 (unaudited)	F-5

	Notes to the Consolidated Financial Statements. (unaudited)	F-6

Part II. Other Information

Item 1.	Legal Proceedings.	5

Item 1A.	Risk Factors.	5

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	5

Item 3.	Defaults Upon Senior Securities.	5

Item 4.	Mine Safety Disclosures.	5

Item 5.	Other Information.	5

Item 6.	Exhibits.	6

Signatures		7

2

INDEX TO FINANCIAL STATEMENTS

GLOBAL ASSET MANAGEMENT GROUP, INC.

GLOBAL ASSET MANAGEMENT GROUP, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS Current Assets	JUNE 30, 2025	DECEMBER 31, 2024

ASSETS
Current Assets
Cash	$-	$834
Due from Related Party	$-	$40,000
Subscription Receivables	$-	$5,000
Prepaid expense	$-	$-
Total current assets	$-	$45,834

License agreements
Security deposits
Intellectual Property - Proprietary Databases and Technology	$-	$-
Trademarks and Tradenames	$-	$-

TOTAL ASSETS	$-	$45,834

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accounts payable and accrued expenses	4,000	$4,000
Due to related parties	$7,859	$7,859
Note Payable	$64,415	$55,115
Deferred Income	$-
Total current liabilities	$76,274	$66,974

Total other liabilities	$-	$-
TOTAL LIABILITIES	$76,274	$66,974

Stockholders' Equity
Series A convertible preferred stock, par value $0.01 authorized 50,000 shares,
12,500 shares, issued and outstanding	$125	$125
Series B convertible preferred stock, par value $0.01 - authorized 300,000 shares, and
0 shares issued and outstanding, respectively	$-	$-
Series C convertible preferred stock, par value $0.01 - authorized 10,000 shares, 0
shares issued and outstanding, respectively	$-	$-
Common stock, par value $0.01 - authorized 1,000,000,000 shares, 83,654,525 and
83,654,525 shares issued and outstanding, respectively as of June 30, 2025, and
2024 respectively	$836,545	$836,545
Additional paid-in-capital	$38,919,349	$38,919,349

Accumulated deficit	$(39,838,020)	$(39,783,011)
Non- Controlling Interest	$5,851	$5,851
TOTAL STOCKHOLDERS' EQUITY	$(76,274)	$(21,140)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$-	$45,834

The accompanying notes are an integral part of these financial statements.

GLOBAL ASSET MANAGEMENT GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	JUNE 30, 2025	JUNE 30, 2024
Operating revenue:

Revenue	$-	$5,000
Cost of sales	$-	$-
Gross Profit	-	5,000
Operating expenses:

Bank Charges & Fees	$834	$1,313
Legal & Professional Services	$9,300	27,500
General and Administrative Expense	-	$170,299
Total operating expenses	$(10,134)	(194,112)
Loss from operations	$(10,134)	$(194,112)
Other Income (expenses)	(45,000)	(15,736)
Total other income/(expense)	$—	$—
Net Income/ loss	$(55,134)	$(209,848)
Earnings per share
Basic	$(0.0011)	$(0.0002)

The accompanying notes are an integral part of these financial statements.

GLOBAL ASSET MANAGEMENT GROUP, INC.

CONSOLIDATED CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD ENDED JUNE 30, 2025.

		Common		Preferred	Additional
		Stock		Stock A	Paid-in		Accumulated
Description	Shares	Amount	Shares	Amount	Capital	NCI	Deficit	Total

Balance – Balance Jan 1, 2024	63,749,525	637,495	12,500	125	38,795,899	5,851	(39,446,101)	(6,731)
Common stock issued	19,905,000	199,050				-	-	199,050
Additional paid in capital	-				123,450	-	-	123,450
Net (loss)	-				-	-	(336,909)	(336,909)
Balance – December 31, 2024	83,654,525	836,545	12,500	125	38,919,349	5,851	(39,783,011)	(21,140)
Balance – Balance Jan 1, 2025	83,654,525	836,545	12,500	125	38,919,349	5,851	(39,783,011)	(21,140)
Common stock issued	-	-				-	-	-
Additional paid in capital	-				-	-	-	-
Net (loss)	-				-	-	(55,134)	(55,134)
Preferred Stock A Cancelled			(12,500)	(125)			125	-
Balance – June 30, 2025	83,654,525	836,545	-	-	38,919,349	5,851	(39,838,020)	(76,274)

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE PERIOD ENDED JUNE 30, 2025, AND 2024

	Period Ended June 30, 2025 (Unaudited)	Period Ended June 30, 2024
Cash flows from operating activities:
Net loss from continuing operations attributable to	(55,134)	$(209,848)
common stockholders
Adjustments to reconcile net loss to net
cash used in operating activities:
Preferred stock issued for services	-	$-
Changes in:
Receivables written-off	45,000	$-
Notes and Payables	9,300	$6,236
Payroll tax liabilities	-	$-
Net cash used in operating activities	(834)	$(203,613)

Cash flows from investing activities
License agreements	-	$-
Intangible Assets	-	$-
Intellectual Property – Proprietary Databases and Technology	-
Trademarks and Tradenames	-
Net cash used in investing activities	-	$-

Cash flows from financing activities
Common Stock	-	$105,050
Additional Paid-In-Capital		$107,450
Note Payables	-
Net cash provided by financing activities	-	$212,500

Net increase in cash	(834)	$8,887

Cash, beginning of period	834	$19,699
Cash, end of period	-	$28,586

The accompanying notes are an integral part of these financial statements.

 GLOBAL ASSET MANAGEMENT GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT

JUNE 30, 2025, AND 2024

Note 1 – THE COMPANY AND NATURE OF BUSINESS

GLOBAL ASSET MANAGEMENT GROUP, INC. hereinafter referred to as the “Company” or “we”, was incorporated on April 25, 1968, under the laws of the State of New York, and reincorporated in the State of Wyoming in 2024, where it is currently domiciled. The corporation changed its name to Global Asset Management Group, Inc. on June 16, 2025. The Company has been a publicly traded Company since August 1968 formerly on the National NASDAQ Market, and presently on the OTC Pink Sheet Market (trading symbol “KENS”).

Acquisition of Bella Rio Marketing Agency, Inc.

On July 31, 2025, Global Asset Management Group, Inc. completed the acquisition of Bella Rio Marketing Agency, Inc. pursuant to a Share Exchange Agreement dated July 22, 2025. The Company acquired 100% of the issued and outstanding capital stock of Bella Rio in exchange for 450,000 shares of its Common Stock issued to Andell Holdings Corporation, the sole shareholder of Bella Rio. The transaction was conducted as a private placement under Rule 4(a)(1) of the Securities Act of 1933 and applicable state Blue Sky laws. The shares issued are subject to standard restrictive legends and stop-transfer instructions. The acquisition of Bella Rio positions Global Asset Management Group, Inc. to expand its digital marketing infrastructure and enhance shareholder value through integrated brand development and performance marketing.

About Bella Rio Marketing Agency, Inc.

Bella Rio Marketing Agency, Inc. is a full-service marketing and automation firm specializing in scalable digital solutions for modern brands. The company offers expertise in social media strategy, content creation, SEO, website development, CRM integration, and email marketing. Its data-driven approach focuses on lead generation, conversion optimization, and customer retention through customized digital experiences and automated workflows. Bella Rio distinguishes itself with full-stack capabilities including professional video production, merchandising, campaign audits, and advanced audience targeting. Clients benefit from a high-touch strategic process supported by real-time analytics and automation tools that enhance performance across the marketing funnel. In its first year of operations, Bella Rio generated gross revenue of $92,787.92 and anticipates significant growth in the coming fiscal year.

Disposition of Regenecell, Inc.

On July 31, 2025, the Issuer transferred 600,000 Shares of Regenecell, Inc., a Florida corporation, representing the Issuer’s entire holdings, to Steven Swank, in exchange for and in complete satisfaction of $32,000 in Notes owed to Mr. Swank by the Issuer. Mr. Swank, an Officer and Director of the Issuer, resigned his positions upon the completion of the transaction, as reported in in the Current Report on Form 8K dated July 31, 2025.

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. The Company’s second quarter period-end is June 30.

Principle of consolidation

The consolidated financial statements include the accounts of Global Asset Management Group, Inc. and its 60% owned subsidiary: Regenecel Inc.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company had $0 cash as of June 30, 2025.

 GLOBAL ASSET MANAGEMENT GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT

JUNE 30, 2025, AND 2024

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

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification No. 605, “Revenue Recognition” ("ASC-605"), ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or services not provided or is subject to a refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. As of June 30, 2025 the Company has no revenue.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of June 30, 2025 there were no potentially dilutive debt or equity instruments issued or outstanding.

GLOBAL ASSET MANAGEMENT GROUP, INC.

NOTE TO THE CONSOLIDATED FINANCIAL STATEMENT

JUNE 30, 2025, AND 2024

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

Note 3 – GOING CONCERN UNCERTAINTY

For the periods ended June 30, 2025, and June 30, 2024, the Company incurred net losses of approximately $45,834 and $81,413 respectively.

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

On February 6, 2025, the Company entered into an Agreement and Plan of Reorganization with DC Rental Portfolio LLC (“DC Rental”), to acquire 100% of the Membership Interests of DC Rental in exchange for 350,000,000 Shares of Common Stock of the Company. Organized pursuant to the laws of the District of Columbia, DC Rental through its subsidiaries owns or is in the process of acquiring various income producing residential housing units located in the District of Columbia. The Closing Date of this acquisition is expected on or about August 31, 2025, and on the Closing Date the properties owned by DC Rental will have an aggregate appraised value of not less than $100,000,000, and equity of approximately $20,000,000.

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

Write-offs of Accounts Receivable

Receivables are written off against the allowance when deemed uncollectible after all collection efforts have been exhausted. The Company did not record any write-offs of Accounts Receivable.

Note 5 – PAYROLL TAXES PAYABLE

The Company has not had payroll and no payroll taxes due since 2012.

Note 6 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2025, up through the date the Company issued the unaudited consolidated financial statements and determined that the following subsequent events occurred:

Acquisition of Bella Rio Marketing Agency, Inc.

On July 31, 2025, Global Asset Management Group, Inc. completed the acquisition of Bella Rio Marketing Agency, Inc. pursuant to a Share Exchange Agreement dated July 22, 2025. The Company acquired 100% of the issued and outstanding capital stock of Bella Rio in exchange for 450,000 shares of its Common Stock issued to Andell Holdings Corporation, the sole shareholder of Bella Rio. The transaction was conducted as a private placement under Rule 4(a)(1) of the Securities Act of 1933 and applicable state Blue Sky laws. The shares issued are subject to standard restrictive legends and stop-transfer instructions. The acquisition of Bella Rio positions Global Asset Management Group, Inc. to expand its digital marketing infrastructure and enhance shareholder value through integrated brand development and performance marketing.

About Bella Rio Marketing Agency, Inc.

Bella Rio Marketing Agency, Inc. is a full-service marketing and automation firm specializing in scalable digital solutions for modern brands. The company offers expertise in social media strategy, content creation, SEO, website development, CRM integration, and email marketing. Its data-driven approach focuses on lead generation, conversion optimization, and customer retention through customized digital experiences and automated workflows. Bella Rio distinguishes itself with full-stack capabilities including professional video production, merchandising, campaign audits, and advanced audience targeting. Clients benefit from a high-touch strategic process supported by real-time analytics and automation tools that enhance performance across the marketing funnel. In its first year of operations, Bella Rio generated gross revenue of $92,787.92 and anticipates significant growth in the coming fiscal year.

Disposition of Regenecell, Inc.

On July 31, 2025, the Issuer transferred 600,000 Shares of Regenecell, Inc., a Florida corporation, representing the Issuer’s entire holdings, to Steven Swank, in exchange for and in complete satisfaction of $32,000 in Notes owed to Mr. Swank by the Issuer. Mr. Swank, an Officer and Director of the Issuer, resigned his positions upon the completion of the transaction, as reported in in the Current Report on Form 8K dated July 31, 2025.

Note 7 – CANCELLATION OF PREFERRED STOCK

During the period ended June 30,2025, the Company cancelled and permanently retired 12,500 issued and outstanding preferred shares with a par value of $0.01 per share. These shares were originally issued at par, and no consideration was paid upon cancellation.

As a result of this transaction:

•	The Preferred Stock account was reduced by $125.

•	There was no impact on Additional Paid-In Capital, as the shares were issued at par.

•	The corresponding credit was made to Retained Earnings to reflect the reduction in equity with no inflow of assets or settlement obligation.

The cancelled shares have been removed from both issued and authorized capital and may not be reissued in the future.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context otherwise requires, all references in this section as to the “Company,” “we,” “us” or “our” refer to the business of Global Asset Management Group, Inc. (formerly Kenilworth Systems Corporation) and its consolidated subsidiary.

The following discussion and analysis of our financial condition and results of operations should be read together with the financial statements and the related notes contained in this Quarterly Report and the financial statements and related notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024. This discussion contains forward-looking statements that reflect our plans, estimates, and beliefs that involve risks and uncertainties. As a result of many factors, such as those discussed in Part I, Item 1A, “Risk Factors” of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and “Forward-Looking Statements” sections and elsewhere in this Quarterly Report, our actual results may differ materially from those anticipated in these forward-looking statements.

The purpose of this section is to discuss and analyze our consolidated financial condition, liquidity and capital resources and results of operations for the three and six months ended June 30, 2025 and 2024.

Overview

On July 31, 2025, Global Asset Management Group, Inc. completed the acquisition of Bella Rio Marketing Agency, Inc. pursuant to a Share Exchange Agreement dated July 22, 2025. The Company acquired 100% of the issued and outstanding capital stock of Bella Rio in exchange for 450,000 shares of its Common Stock issued to Andell Holdings Corporation, the sole shareholder of Bella Rio. The transaction was conducted as a private placement under Rule 4(a)(1) of the Securities Act of 1933 and applicable state Blue Sky laws. The shares issued are subject to standard restrictive legends and stop-transfer instructions. The acquisition of Bella Rio positions Global Asset Management Group, Inc. to expand its digital marketing infrastructure and enhance shareholder value through integrated brand development and performance marketing.

About Bella Rio Marketing Agency, Inc.

Bella Rio Marketing Agency, Inc. is a full-service marketing and automation firm specializing in scalable digital solutions for modern brands. The company offers expertise in social media strategy, content creation, SEO, website development, CRM integration, and email marketing. Its data-driven approach focuses on lead generation, conversion optimization, and customer retention through customized digital experiences and automated workflows. Bella Rio distinguishes itself with full-stack capabilities including professional video production, merchandising, campaign audits, and advanced audience targeting. Clients benefit from a high-touch strategic process supported by real-time analytics and automation tools that enhance performance across the marketing funnel. In its first year of operations, Bella Rio generated gross revenue of $92,787.92 and anticipates significant growth in the coming fiscal year.

Inflation Risk and Economic Conditions

The demand for our products and services solution is dependent on the general economy, which is in turn affected by geopolitical conditions, the stability of the global credit markets, inflationary pressures, higher interest rates, , and other factors. Downturns in the general economy could disproportionately affect the demand for our products and services.

Our operations could also be impacted by inflation and higher interest rates. Inflation did not have a material effect on our business, financial condition or results of operations for the six months ended June 30, 2025 and 2024. However, if our costs were to become subject to significant inflationary pressures (such as Provider cost), we may not be able to fully offset such higher costs through price increases or cost savings. Our inability or failure to do so could harm our business, financial condition or results of operations.

3

Off-Balance Sheet Arrangements

The Company does not engage in off-balance sheet transactions.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information included in this Quarterly Report on this Form 10-Q contains statements that are forward-looking, including, but not limited to, statements relating to our business strategy and development activities as well as other capital spending, financing sources, the effects of regulation (including gaming and tax regulations), expectations concerning future operations, margins, profitability and competition. Any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward- looking statements. Without limiting the generality of the foregoing, in some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “would,” “could,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “continue” or the negative of these terms or other comparable terminology. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by us. These risks and uncertainties include, but are not limited to, our lack of recent operating history, existing management, general domestic or international economic conditions, pending or future legal proceedings, changes in federal or state tax laws or the administration of such laws, changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions), applications for licenses and approvals under applicable jurisdictional laws and regulations (including gaming laws and regulations). You should not place undue reliance on any forward-looking statements, which are based only on information currently available to us. We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date of this 10-Q Report for the period ended June 30, 2025, and the subsequent events reported in this Form 10-Q.

Risk & Uncertainties

Going Concern

In an effort to have GLOBAL ASSET MANAGEMENT GROUP, INC. reorganize and restructure its business model the company has begun looking into ways to expand its business operations, to seek accretive business combinations, and to identify merger candidates that are privately held seeking a public listing of their shares. We have no way to predict the future of this company; however, currently the corporation shows indications of growth moving forward in 2025.

On February 6, 2025, the Company entered into an Agreement and Plan of Reorganization with DC Rental Portfolio LLC (“DC Rental”), to acquire 100% of the Membership Interests of DC Rental in exchange for 350,000,000 Shares of Common Stock of the Company. Organized pursuant to the laws of the District of Columbia, DC Rental through its subsidiaries owns or is in the process of acquiring various income producing residential housing units located in the District of Columbia. The Closing Date of this acquisition is expected on or about August 31, and on the Closing Date the properties owned by DC Rental will have an aggregate appraised value of not less than $100,000,000, and equity of approximately $20,000,000.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

On February 6, 2025, the Company entered into an Agreement and Plan of Reorganization with DC Rental Portfolio LLC (“DC Rental”), to acquire 100% of the Membership Interests of DC Rental in exchange for 350,000,000 Shares of Common Stock of the Company. Organized pursuant to the laws of the District of Columbia, DC Rental through its subsidiaries owns or is in the process of acquiring various income producing residential housing units located in the District of Columbia. The Closing Date of this acquisition is expected on or about August 31, 2025, and on the Closing Date the properties owned by DC Rental will have an aggregate appraised value of not less than $100,000,000, and equity of approximately $20,000,000.

On July 31, 2025, the Company completed the acquisition of Bella Rio Marketing Agency, Inc. pursuant to a Share Exchange Agreement dated July 22, 2025. The Company acquired 100% of the issued and outstanding capital stock of Bella Rio in exchange for 450,000 shares of its Common Stock issued to Andell Holdings Corporation, the sole shareholder of Bella Rio. The transaction was conducted as a private placement under Rule 4(a)(1) of the Securities Act of 1933 and applicable state Blue Sky laws. The shares issued are subject to standard restrictive legends and stop-transfer instructions. The acquisition of Bella Rio positions Global Asset Management Group, Inc. to expand its digital marketing infrastructure and enhance shareholder value through integrated brand development and performance marketing.

The Company plans to hold its next Annual Meeting of Shareholders as soon as practicable with proxy materials mailed to shareholders of record at least twenty (20) days prior to the proposed meeting date. Our new management team, auditors and counsel are anticipating a number of issues to be voted on at that time.

5

ITEM 6. EXHIBITS.

(a) Exhibits required by Item 601 of Regulation SK.

Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	Inline XBRL Instance Document

101.SCH *	Inline Taxonomy Extension Schema Document

101.CAL *	Inline Taxonomy Extension Calculation Linkbase Document

101.DEF *	Inline Taxonomy Extension Definition Linkbase Document

101.LAB *	Inline Taxonomy Extension Label Linkbase Document

101.PRE *	Inline Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File

 __________________________

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

GLOBAL ASSET MANAGEMENT GROUP, INC.

Date: August 14, 2025	By:	/s/ John Murray
President and Director

7