Form 10-Q
period 2025-09-30
Global Asset Management Group, Inc.
filed 2025-11-14
CIK 55234

UNITED STATES

SECURITIES AND EXCHANGECOMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒    Quarterly report pursuant to Section 13 OR 15(D) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

OR

☐     Transition report pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

For the transition period from____________ to_____________

Commission File Number: 0-08962

GLOBAL ASSET MANAGEMENT GROUP, INC.
(Exact name of registrant as specified in its charter) (Formerly: KENILWORTH SYSTEMS CORPORATION)

Wyoming	84-1641415
(State of incorporation)	(I.R.S. employer identification no.)

51 Monroe St., Suite 1505 Rockville, MD	20852
(Address of principal executive offices)	(Zip Code)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

As of November 12, 2025, there were 339,026,191 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Global Asset Management Group, Inc. and subsidiaries, a Wyoming corporation (the “Company”), contains “forward- looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. These forward- looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Additional factors are discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

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

2

GLOBAL ASSET MANAGEMENT GROUP, INC.

QUARTERLYREPORT ON FORM 10-Q

FOR THEPERIOD ENDED

SEPTEMBER 30, 2025

3

GLOBAL ASSET MANAGEMENT GROUP, INC.

INDEX TO FINANCIAL STATEMENTS

GLOBAL ASSET MANAGEMENT GROUP, INC.

GLOBAL ASSET MANAGEMENT GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	As of Sept 30, 2025	As of Dec 31, 2024
ASSETS
Current Assets
Cash	$1,640	$132
Suntrust - Checking 1032	$-	$702
Due from Related Party	$-	$40,000
Subscription Receivable	$-	$5,000
Prepayment	$57,540
Total current assets	$59,180	$45,834

Restricted Cash [Lender Reserve]	$2,050,000	$-
Real Estate Basis	$6,700,000	$-
Goodwill	$855,615	$-
Assets Acquisition	$408,463	$-

TOTAL ASSETS	$10,073,258	$45,834

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accounts payable and accrued expenses	$7,469	$4,000
Due to related parties	$0	$7,859
Loans payable to Officers	$42,585	$42,585
Note payables to Officers	$21,830	$12,530
Mortgage Payable (Net)	$6,955,715	$-
Security Deposits Payable	$8,068	$-
Deferred Loan Payable	$400,000	$-
Total current liabilities	$7,435,668	$66,974

Total other liabilities	$-	$-
TOTAL LIABILITIES	$7,435,668	$66,974

Stockholders' Equity
Series A convertible preferred stock, par value $0.01 - authorized 12,500 shares,12,500 shares issued and outstanding	$-	$125
Common stock, par value $0.01 - authorized 1,000,000,000 shares, 339,026,191 shares issued and outstanding, respectively	$3,390,262	$836,545
Additional paid-in-capital	$39,087,817	$38,919,349
Accumulated deficit	$(39,840,488)	$(39,783,011)
Non-Controlling Interest	$-	$5,851
TOTAL STOCKHOLDERS' EQUITY	$2,637,590	$(21,140)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,073,258	$45,834

The accompanying notes are an integral part of these financial statements.

GLOBAL ASSET MANAGEMENT GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE PERIOD ENDED SEPTEMBER 30, 2025.
(Unaudited)
	PERIOD ENDED SEPT 30, 2025.	PERIOD ENDED SEPT 30, 2024.
Operating revenue:
Income	$50,056	$5,000
Cost of Sales	$(7,267)
	$42,789	$5,000

Operating expenses:
Bank Charges & Fees	$834	$1,427
Legal & Professional Services	$9,300	$34,750
General and administrative Expenses	$45,108	$216,410
Total operating expenses	$(55,242)	$(252,587)

Loss from operations	$(12,453)	$(247,587)

Other Income (expenses)
Non-controlling interest	$(149)
Gain/(Loss) from disposal of assets	$-	$(44,735)
Misc. receivables written off	$(45,000)
Misc. payables written off
Gain/(Loss) from settlement/debt extinguishment
Total other income/(expense)	$(45,149)	$(44,735)

Net Income/ loss	$(57,602)	$(292,322)

The accompanying notes are an integral part of these financial statements.

GLOBAL ASSET MANAGEMENT GROUP, INC.

CONSOLIDATED CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD ENDED SEPTEMBER 30, 2025.

		Common Stock		Preferred Stock A	Additional Paid-in		Accumulated
Description	Shares	Amount	Shares	Amount	Capital	NCI	Deficit	Total
		$		$	$	$	$	$
Balance – Balance Jan 1, 2024	63,749,525	637,495	12,500	125	38,795,899	5,851	(39,446,101)	(6,731)
Common stock issued	19,905,000	199,050				-	-	199,050
Additional paid in capital	-				123,450	-	-	123,450
Net (loss)	-				-	-	(336,909)	(336,909)
Balance – December 31, 2024	83,654,525	836,545	12,500	125	38,919,349	5,851	(39,783,011)	(21,140)

Balance – Balance Jan 1, 2025	83,654,525	836,545	12,500	125	38,919,349	5,851	(39,783,011)	(21,140)
Common stock issued	255,371,666	2,553,717				-	-	2,553,717
Additional paid in capital	-				168,467	-	-	168,467
Net (loss)	-				-	-	(57,602)	(57,602)
Preferred Stock A Cancelled			(12,500)	(125)		(5,851)	125	(5,851)
Balance – September 30, 2025	339,026,191	3,390,262	-	-	39,087,817	-	(39,840,488)	2,637,590

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL ASSET MANAGEMENT GROUP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE PERIOD ENDED SEPT. 30, 2025, AND 2024

	Period Ended Sept 30, 2025(Unaudited)	Period Ended September 30, 2024
Cash flows from operating activities:
Net loss from continuing operations attributable to common stockholders	$(57,602)	$(292,322)
Adjustments to reconcile net loss to net
Changes in:
Receivable written-off	$(12,540)	$-
Notes and Payables	$7,368,693	$7,036
Net cash used in operating activities	$7,298,551	$(285,286)

Cash flows from investing activities
License agreements	-	$-
Assets Acquisition	$(7,108,463)	$-
Goodwill	$(855,615)	$-
Net cash used in investing activities	$(7,964,078)	$-

Cash flows from financing activities
Common Stock	$2,553,717	$159,050
Additional Paid-In-Capital	$168,467	$107,450
Note Payables
NCI	$(5,851)
Net cash provided by financing activities	$2,716,333	266,500

Net increase in cash	$2,050,806	$(18,786)

Cash, beginning of period	$834	$19,699
Cash, end of period	$2,051,640	$912
Supplemental Disclosure of Cashflow Information
Non-cash investing and financing activities
Preferred Stock A	$125.00	-
Cancelled Preferred Stock A in Equity	$(125.00)	-
Cancellation of Preferred Stock A	-	-

The accompanying notes are an integral part of these financial statements.

GLOBAL ASSET MANAGEMENT GROUP, INC.

NOTES TO THECONSOLIDATED FINANCIAL STATEMENT

SEPT. 30, 2025, AND 2024

Note 1 – THE COMPANY AND NATURE OF BUSINESS

GLOBALASSET MANAGEMENT GROUP, INC. hereinafter referred to as the “Company” or “we”, was incorporated on April 25, 1968, under the laws of the State of New York, and reincorporated in the State of Wyoming in 2024, where it is currently domiciled. The corporation changed its name to Global Asset Management Group, Inc. on June 16, 2025. The Company has been a publicly traded Company since August 1968 formerly on the National NASDAQ Market, and presently on the OTC Pink Sheet Market (trading symbol “KENS”).

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

About Bella Rio Marketing Agency, Inc.

Bella Rio Marketing Agency, Inc. is a full-service marketing and automation firm specializing in scalable digital solutions for modern brands. The company offers expertise in social media strategy, content creation, SEO, website development, CRM integration, and email marketing. Its data- driven approach focuses on lead generation, conversion optimization, and customer retention through customized digital experiences and automated workflows. Bella Rio distinguishes itself with full-stack capabilities including professional video production, merchandising, campaign audits, and advanced audience targeting. Clients benefit from a high-touch strategic process supported by real-time analytics and automation tools that enhance performance across the marketing funnel. In its first year of operations, Bella Rio generated gross revenue of $92,787.92 and anticipates significant growth in the coming fiscal year.

ACQUISITION OF DC RENTAL PORTFOLIO CORP.

On September 29, 2025, Global Asset Management Group, Inc. completed the acquisition of DC Rental Portfolio Corp. (“DC Rental”) pursuant to a Share Exchange Agreement dated February 6, 2025. The Company acquired 100% of the issued and outstanding capital stock of DC Rental in exchange for 250,000,000 shares of its Common Stock issued to the shareholders of DC Rental. The transaction was conducted as a private placement under Rule 4(a)(2) of the Securities Act of 1933 and applicable state Blue Sky laws. The shares issued are subject to standard restrictive legends and stop-transfer instructions.

Organized pursuant to the laws of the District of Columbia, DC Rental, through its wholly-owned subsidiaries, owns or is in the process of acquiring various income producing multi-family residential housing units located in the District of Columbia. The Company is currently in negotiations and anticipates that it will acquire two additional multi-family housing properties in the Fourth Quarter of 2025. Mr. John Murray, the President of the Company and a Director, has also been appointed as President of DC Rental Portfolio Corp.

The foregoing summary of the Share Exchange Agreement and the transactions contemplated thereby does not purport to be complete and is qualified in its entirety by reference to the full text of the Share Exchange Agreement, which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on February 7, 2025, and is incorporated herein by reference.

Disposition of Regenecell, Inc.

On July 31, 2025, the Issuer transferred 600,000 Shares of Regenecell, Inc., a Florida corporation, representing the Issuer’s entire holdings, to Steven Swank, in exchange for and in complete satisfaction of $42,585 in Notes owed to Mr. Swank by the Issuer. Mr. Swank, an Officer and Director of the Issuer, resigned his positions upon the completion of the transaction, as reported in in the Current Report on Form 8K dated July 31, 2025.

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. The Company’s third quarter period-end is September 30.

Principle of consolidation

The consolidated financial statements include the accounts of Global Asset Management Group, Inc. and its 100% owned subsidiaries: Bella Rio Marketing Agency, Inc. and DC Rental Portfolio, Inc.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company had $1,640 cash as of September 30, 2025.

GLOBAL ASSET MANAGEMENT GROUP, INC.

NOTES TO THECONSOLIDATED FINANCIAL STATEMENT

SEPT. 30, 2025, AND 2024

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

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification No. 605, “Revenue Recognition” ("ASC-605"), ASC- 605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or services not provided or is subject to a refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASBASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of September 30, 2025 there were no potentially dilutive debt or equity instruments issued or outstanding.

GLOBAL ASSET MANAGEMENT GROUP, INC.

NOTETO THECONSOLIDATED FINANCIAL STATEMENT

SEPT. 30, 2025, AND 2024

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

Note 3 – GOING CONCERN UNCERTAINTY

For the periods ended Sept. 30, 2025 and Sept. 30, 2024, the Company incurred net losses of approximately ($57,602) and ($292,322) respectively.

These factors create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

The ability of the Company to continue as a going concern is dependent on the Company generating cash from the sale of its common stock and/or obtaining debt financing and attaining future profitable operations. Management’s plans include selling its equity securities and obtaining debt financing to fund its capital requirement and ongoing operations and acquisitions; however, there can be no assurance the Company will be successful in these efforts. In addition, during this Quarter the completed two acquisitions which significantly increased the assets and business operations of the Company.

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

On September 29, 2025, Global Asset Management Group, Inc. completed the acquisition of DC Rental Portfolio Corp. (“DC Rental”) pursuant to a Share Exchange Agreement dated February 6, 2025. The Company acquired 100% of the issued and outstanding capital stock of DC Rental in exchange for 250,000,000 shares of its Common Stock issued to the shareholders of DC Rental. The transaction was conducted as a private placement under Rule 4(a)(2) of the Securities Act of 1933 and applicable state Blue Sky laws. The shares issued are subject to standard restrictive legends and stop-transfer instructions.

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

Write-offs of Accounts Receivable

Receivables are written off against the allowance when deemed uncollectible after all collection efforts have been exhausted. During the period ended Sept. 30, 2025, the Company had no receivables written off.

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

NONE.

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

The purpose of this section is to discuss and analyze our consolidated financial condition, liquidity and capital resources and results of operations for the three and nine months ended September 30, 2025 and 2024.

Overview

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

About Bella Rio Marketing Agency, Inc.

Bella Rio Marketing Agency, Inc. is a full-service marketing and automation firm specializing in scalable digital solutions for modern brands. The company offers expertise in social media strategy, content creation, SEO, website development, CRM integration, and email marketing. Its data- driven approach focuses on lead generation, conversion optimization, and customer retention through customized digital experiences and automated workflows. Bella Rio distinguishes itself with full-stack capabilities including professional video production, merchandising, campaign audits, and advanced audience targeting. Clients benefit from a high-touch strategic process supported by real-time analytics and automation tools that enhance performance across the marketing funnel. In its first year of operations, Bella Rio generated gross revenue of $92,787.92 and anticipates significant growth in the coming fiscal year.

ACQUISITION OF DC RENTAL PORTFOLIO CORP.

On September 29, 2025, Global Asset Management Group, Inc. completed the acquisition of DC Rental Portfolio Corp. (“DC Rental”) pursuant to a Share Exchange Agreement dated February 6, 2025. The Company acquired 100% of the issued and outstanding capital stock of DC Rental in exchange for 250,000,000 shares of its Common Stock issued to the shareholders of DC Rental. The transaction was conducted as a private placement under Rule 4(a)(2) of the Securities Act of 1933 and applicable state Blue Sky laws. The shares issued are subject to standard restrictive legends and stop-transfer instructions.

Organized pursuant to the laws of the District of Columbia, DC Rental, through its three wholly-owned Limited Liability Company subsidiaries, owns or is in the process of acquiring various income producing multi-family residential housing units located in the District of Columbia. The Company is currently in negotiations and anticipates that it will acquire two additional multi-family housing properties in the Fourth Quarter of 2025. Mr. John Murray, the President of the Company and a Director, has also been appointed as President of DC Rental Portfolio Corp.

The foregoing summary of the Share Exchange Agreement and the transactions contemplated thereby does not purport to be complete and is qualified in its entirety by reference to the full text of the Share Exchange Agreement, which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on February 7, 2025, and is incorporated herein by reference.

About DC Rental Portfolio Corp.:

DC Rental Portfolio Corp. was incorporated under the laws of the District of Columbia in July, 2025. Through its three Limited Liability Company subsidiaries, DC Rental is a real estate development company which is focused on providing affordable housing solutions for low to moderate income households, initially in the Washington, DC market. Its ongoing business strategy and vision is to develop affordable housing for all, notably people with disabilities, and our nation’s military veterans.

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

THE DC RENTAL PORTFOLIO CORP. PROPERTIES

653 East Capitol Street S.E., District of Columbia

This property is a Multi-Family (Walk-Up) apartment complex totaling 31units on a 0.13 acre site, and known as the “Saratoga Apartments”. It was acquired in August, 2025 for $6,700,000, and is currently being renovated for a planned conversion to condominium units. Upon conversion, the prospective value upon completion has been appraised at $12,910,000. (1)

5320 8TH Street N.W., District of Columbia (Under Contract)

This property is a Multi-Family (Garden/Low Rise) apartment complex on a 0.34 acre site, consisting of 41 3-bedroom Units. It is presently under contract to be acquired for $10,000,000. The Closing on this property is anticipated before December 31, 2025, following completion of regulatory requirements pertaining to residential apartment buildings in the District of Columbia. The Units were built in 1927, and are undergoing a complete renovation at a final projected cost of $2,000,000. Upon completion of the renovations, the prospective value upon completion has been appraised at $19,900,000. (1)

3628 Georgia Ave. N. W., District of Columbia

This property consists of eight residential condominium units and one commercial condominium unit in the Columbia Heights subdivision, all of which are vacant and being upgraded for resale. The units were recently acquired in September, 2025 for an aggregate purchase price of $3,000,000.

(1) These Appraisals have been prepared by Colliers International Valuation & Advisory Services, in accordance with and based upon the requirements and guidelines of the Uniform Standards of Professional Appraisal Practice (USPAP), the Code of Professional Ethics and the Standards of Professional Appraisal Practice of the Appraisal Institute.

About John Murray, President

John Murray is the President of the Company and Director and has also been appointed as President of its subsidiary DC Rental Portfolio Corp. Mr. Murray is a nationally recognized executive in real estate, banking, and health and wellness. He has led high-volume real estate operations, co-founded Realty Pilot—a leading real estate tech firm—and served as President of Key Realty, Inc. His leadership spans private equity, servicing, and brokerage, with a track record of innovation and scalable enterprise solutions. Mr. Murray is a licensed real estate broker in good standing in multiple States. His license in Illinois was previously subject to a disciplinary action resolved through a consent order settlement on January 20, 2019. The matter did not involve securities, trading or fraud, and has no bearing on his role with the Company. Mr. Murray also chairs the National Cannabis Industry Association’s hemp committee and leads Sustainable Innovations, Inc., a vertically integrated cannabis and hemp company. He holds a BA from Illinois Wesleyan University.

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

Our operations could also be impacted by inflation and higher interest rates. Inflation did not have a material effect on our business, financial condition or results of operations for the nine months ended September 30, 2025 and 2024. However, if our costs were to become subject to significant inflationary pressures (such as real estate managements costs), we may not be able to fully offset such higher costs through price increases or cost savings. Our inability or failure to do so could harm our business, financial condition or results of operations.

Off-Balance Sheet Arrangements

The Company does not engage in off-balance sheet transactions.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information included in this Quarterly Report on this Form 10-Q contains statements that are forward-looking, including, but not limited to, statements relating to our business strategy and development activities as well as other capital spending, financing sources, the effects of regulation (including gaming and tax regulations), expectations concerning future operations, margins, profitability and competition. Any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward- looking statements. Without limiting the generality of the foregoing, in some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “would,” “could,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “continue” or the negative of these terms or other comparable terminology. Such forward- looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by us. These risks and uncertainties include, but are not limited to, our lack of recent operating history, existing management, general domestic or international economic conditions, pending or future legal proceedings, changes in federal or state tax laws or the administration of such laws, changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions), applications for licenses and approvals under applicable jurisdictional laws and regulations (including gaming laws and regulations). You should not place undue reliance on any forward-looking statements, which are based only on information currently available to us. We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date of this 10-Q Report for the period ended September 30, 2025, and the subsequent events reported in this Form 10-Q.

Risks and Uncertanties

In an effort to have GLOBAL ASSET MANAGEMENT GROUP, INC. reorganize and restructure its business model the company has begun looking into ways to expand its business operations, to seek accretive business combinations, and to identify acquisition candidates that are seeking liquidity. We have no way to predict the future of this company; however, with our recent acquisitions currently the Company shows the ability to have significant growth moving forward in 2025 and 2026.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In July, 2025, the Company issued 450,000 Shares of its common stock pursuant to a Share Exchange in which it acquired 100% of the common stock of Bella Rio Marketing Agency, Inc. The transaction was conducted as a private placement under Rule 4(a)(2) of the Securities Act of 1933 and applicable state Blue Sky laws. The shares were issued subject to standard restrictive legends and stop-transfer instructions.

In September, 2025, the Company issued 250,000,000 Shares of its common stock pursuant to a Share Exchange in which it acquired 100% of the Common Stock of D.C. Rental Portfolio Corp. The transaction was conducted as a private placement under Rule 4(a)(2) of the Securities Act of 1933 and applicable state Blue Sky laws. The shares issued were subject to standard restrictive legends and stop-transfer instructions.

In connection with the acquisitions made by the Company and the resulting change of control, the four long-serving Directors of the Company received a total of 4,250,000 Shares of Common Stock in July, 2025 lieu of cash consideration for past services rendered. The transactions were conducted as a private placement under Rule 4(a)(2) of the Securities Act of 1933 and applicable state Blue Sky laws. The shares issued were subject to standard restrictive legends and stop-transfer instructions.

During the three months ended September 30, 2025, the Company issued a total of 671,666 Shares of common stock to four investors for total aggregate consideration of $67,167. The use of proceeds from these sales was utilized for general working capital purposes, legal expenses, and accounting expenses. The transaction was conducted as a private placement under Rule 4(a)(2) of the Securities Act of 1933 and applicable state Blue Sky laws. The shares issued are subject to standard restrictive legends and stop-transfer instructions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

On February 6, 2025, the Company entered into an Agreement and Plan of Reorganization with DC Rental Portfolio LLC (“DC Rental”), to acquire 100% of the Membership Interests of DC Rental in exchange for 250,000,000 Shares of Common Stock of the Company. Organized pursuant to the laws of the District of Columbia, DC Rental through its subsidiaries owns or is in the process of acquiring various income producing residential housing units located in the District of Columbia.

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

On September 29, 2025, the Company completed the acquisition of DC Rental Portfolio Corp. pursuant to a Share Exchange Agreement dated February 2, 2025 and amended on September 28, 2025. The Company acquired 100% of the issued and outstanding capital stock of DC Rental Portfolio, Inc. in exchange for 250,000,000 Shares of its Common Stock issued to the Shareholders of DC Rental Portfolio Corp. The transaction was conducted as a private placement under Rule 4(a)(2) of the Securities Act of 1933 and applicable state Blue Sky laws. The shares issued are subject to standard restrictive legends and stop-transfer instructions. This acquisition positions Global Asset Management Group, Inc. to expand its business operations to include significant income-producing real estate properties in the Washington, D.C. market.

ITEM 6. EXHIBITS.

(a) Exhibits required by Item 601 of Regulation SK.

Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	Inline XBRL Instance Document

101.SCH *	Inline Taxonomy Extension Schema Document

101.CAL *	Inline Taxonomy Extension Calculation Linkbase Document

101.DEF *	Inline Taxonomy Extension Definition Linkbase Document

101.LAB *	Inline Taxonomy Extension Label Linkbase Document

101.PRE *	Inline Taxonomy Extension Presentation Linkbase Document

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

GLOBAL ASSET MANAGEMENT GROUP, INC.

November 12, 2025	By:	/s/ John Murray
President and Director

