Form 10-K
period 2025-12-31
Global Asset Management Group, Inc.
filed 2026-04-15
CIK 55234

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2025

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from _________ to__________.

Commission file number 0-08962

GLOBAL ASSET MANAGEMENT GROUP, INC.
(Exact name of registrant as specified in its charter)

Wyoming	84-1641415
(State of incorporation)	(IRS Employer Identification No.)

51 Monroe Street, Suite 1505
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller Reporting Company	☒
		Emerging growth company	☐

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $2,225,600 million based on the last sale price of the common equity on June 30, 2025, which is the last business day of the registrant’s most recently completed second quarter. As of March 25, 2026, the registrant had 340,152,858 shares of common stock outstanding.

Table of Content

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

Table of Content

ITEM 1— DESCRIPTION OF BUSINESS

PART 1

THE COMPANY

Global Asset Management Group, Inc. (formerly Kenilworth Systems Corporation) hereinafter referred to as the “Company”, GAMG, or “we”, was incorporated on April 25, 1968, under the laws of the State of New York, and reincorporated in the State of Wyoming on May 27, 2021, where it is currently domiciled. On June 16, 2025, the Company changed its name to Global Asset Management Group, Inc. The Company has been a publicly traded Company since August 1968 formerly on the National NASDAQ Market, and presently on the OTCID Market (trading symbol “GAMG”).

The company maintains its principal offices at 51 Monroe St, Unit 1505, Rockville, Maryland, with additional executive offices located in Illinois 6755 Weaver Rd, Suite 2, Rockford, IL 61114. The Company’s telephone number is (240) 398-8319, and its corporate website is www.gamg.us.

GENERAL

Global Asset Management Group, Inc. is a diversified holding company focused on disciplined acquisitions and operational growth across real estate and related business lines. During 2025, the Company expanded its operating footprint through the acquisition of Bella Rio Marketing Agency, Inc. and DC Rental Portfolio Corp. The Company’s strategy is to deploy capital into opportunities intended to generate long‑term shareholder value, including income‑producing real estate and operating businesses. Certain statements regarding future initiatives and expansion plans are forward‑looking and subject to risks and uncertainties described elsewhere in this report.

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

Table of Content

Organized pursuant to the laws of the District of Columbia, DC Rental, through its three wholly-owned Limited Liability Company subsidiaries, owns or is in the process of acquiring various income producing multi-family residential housing units located in the District of Columbia. The Company is currently in negotiations and anticipates that it may acquire up to two additional multi‑family housing properties during the second quarter of 2026, subject to the satisfaction of customary closing conditions and regulatory requirements. Mr. John Murray, the President of the Company and a Director, has also been appointed as President of DC Rental Portfolio Corp.

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

THE DC RENTAL PORTFOLIO CORP. PROPERTIES

653 East Capitol Street S.E., District of Columbia

This property is a Multi-Family (Walk-Up) apartment complex totaling 31units on a 0.13 acre site, and known as the “Saratoga Apartments”. It was acquired in August, 2025 for $6,700,000, and is currently being renovated for a planned conversion to condominium units. Upon conversion, the prospective value upon completion has been appraised at $12,910,000. (1)

Table of Content

5320 8TH Street N.W., District of Columbia (Under Contract to be Acquired)

This acquisition is expected to be completed in February 2026. This property is a Multi-Family (Garden/Low Rise) apartment complex on a 0.34 acre site, consisting of 41 3-bedroom Units. It is presently under contract to be acquired for $10,000,000. The Closing on this property is anticipated during the Second Quarter of 2026, following completion of regulatory requirements pertaining to residential apartment buildings in the District of Columbia. The Units were built in 1927, and are undergoing a complete renovation at a final projected cost of $2,000,000. Upon completion of the renovations, the prospective value upon completion has been appraised at $19,900,000. (1)

3628 Georgia Ave. N. W., District of Columbia

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

EMPLOYEES

As of December 31, 2025, the Company and its subsidiaries had approximately six (6) employees, including officers. In addition, the Company utilizes independent contractors and third‑party service providers for certain functions.

BACKLOG

We do not have any backlog.

Item 1A. RISK FACTORS.

As a smaller reporting company, we are not required to provide disclosure pursuant to this Item, in accordance with Item 105 of Regulation S-K.

Item 1B. UNRESOLVED STAFF COMMENTS.

None.

Table of Content

Item 1C. CYBERSECURITY.

We have a multi-layered approach to assess, identify and manage material risks from cybersecurity threats. This approach includes a wide variety of mechanisms, controls, technologies, methods, systems, and other processes that are designed to prevent, detect, or mitigate data loss, theft, misuse, unauthorized access, or other cybersecurity incidents or vulnerabilities affecting the data.

The data includes confidential, proprietary, and business and personal information that we collect, process, store, and transmit as part of our business, including on behalf of third parties. We also use systems and processes designed to reduce the impact of a cybersecurity incident at a third-party vendor or customer. Additionally, we use processes to oversee and identify material risks from cybersecurity threats associated with our use of third-party technology and systems, including technology and systems we use for encryption and authentication; employee email; content delivery to customers; back-office support; and other functions.

As part of our risk management process, we conduct regular application security assessments to identify vulnerabilities within our IT infrastructure. These assessments include both automated scans and manual reviews by our cybersecurity team. Threat intelligence feeds and security reports are continuously monitored, with the goal of staying ahead of emerging threats. In the event of a cybersecurity incident, we maintain incident response plans that are utilized when incidents are detected. We require employees with access to information systems, including all corporate employees, to undertake data protection and cybersecurity training and compliance programs annually along with random internal phishing campaigns.

As of the date of this report, we have not encountered any risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition. Cybersecurity threats are continually evolving, and no assurances can be given that our risk management systems and processes will fully mitigate all cybersecurity threats and risks.

Item 2. PROPERTIES.

The company maintains its principal offices at 51 Monroe St, Unit 1505, Rockville, Maryland, with additional executive offices located in Illinois 6755 Weaver Rd, Suite 2, Rockford, IL 61114.

The Company maintains executive, administrative, and operational office space at two locations pursuant to lease arrangements, as described below.

Rockville, Maryland – Executive Office (Virtual Office)

The Company maintains a virtual executive office located at 51 Monroe Street, Suite 1505, Rockville, Maryland 20850, pursuant to a Virtual Office Lease Agreement entered into with a third‑party service provider effective June 1, 2025, with an initial term through June 30, 2030, subject to automatic annual renewal unless terminated by either party upon not less than thirty (30) days’ prior written notice. The virtual office arrangement provides business address usage, mail receipt and forwarding services, limited access to meeting and conference rooms by reservation, and address verification services for regulatory, banking, and business purposes. The Company pays a monthly rental fee of $150 under this agreement. The Rockville location is not used as a full‑time physical operating office.

Rockford, Illinois – Operating Office

The Company leases office space located at 6755 Weaver Road, Suite 2, Rockford, Illinois 61114, pursuant to a Commercial Lease Agreement entered into on August 1, 2025, with an initial term of sixty (60) months expiring on July 31, 2030. The lease provides the Company with the option to renew for additional five‑year terms, subject to the conditions set forth in the lease agreement. The Company pays monthly base rent of $150, with a security deposit of $150, and is responsible for utilities and other customary occupancy expenses. This location serves as the Company’s primary operational office and is used by the Company and, from time to time, affiliated entities. A majority of the Company’s executive officers reside in the Rockford, Illinois area, and the office supports executive management, administrative functions, and business operations.

The Company believes that its current office arrangements are adequate for its present operational needs. As the Company expands its business activities, it may seek to obtain additional or alternative office space as deemed necessary.

Item 3. LEGAL PROCEEDINGS.

From time to time in the ordinary course of business, we may be named as a defendant in legal proceedings incidental to the business, including without limitation, workers’ compensation claims, tort claims, or contractual disputes. We are not currently involved in any material legal proceedings, directly or indirectly, and we are not aware of any claims pending or threatened against us or any of the directors that could result in the commencement of material legal proceedings.

Item 4. MINE SAFETY DISCLOSURES.

Not applicable.

Table of Content

PART II

ITEM 5 — MARKET PRICES OF THE COMPANY’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

(a) The Company trades on the OTCID Market under the trading symbol “KENS” until December 18, 2025, and “GAMG” since December 19, 2025. The following table sets forth high and low closing sales prices for our Common Stock, as reported on the OTC Markets.

2023	HIGH	LOW

January 1, 2023 Through March 31, 2023	$0.20	$0.04
April 1, 2023 Through June 30, 2023	$0.20	$0.04
July 1, 2023 Through September 30, 2023	$0.20	$0.05
October 1, 2023 Through December 31, 2023	$0.19	$0.07

2024
January 1, 2024 Through March 31, 2024	$0.016	$0.05
April 1, 2024 Through June 30, 2024	$0.02	$0.10
July 1, 2024 Through September 30, 2024	$0.02	$0.19
October 1, 2024 Through December 31, 2024	$0.10	$0.19

2025
January 1, 2025 Through March 30, 2025	$0.11	$0.05
April 1, 2025 Through June 30, 2025	$0.28	$0.09
July 1, 2025 Through September 30, 2025	$0.37	$0.10
October 1, 2025 Through December 31, 2025	$0.76	$0.15

Table of Content

(b) Holders. There were approximately 2,661 registered holders of record of Common Stock plus an undetermined number of beneficial holders (in banks and brokerages) of the Company as of December 31, 2025.

(c) Dividends. The Company has not paid any dividends on its Common Stock. We plan to apply any earnings it achieves to expansion of the business and do not expect to pay any dividends in the foreseeable future.

(d) The Company has outstanding 339,072,858 Common Shares as of December 31, 2025. In the future, all of the restricted shares may have the restriction lifted pursuant to SEC Rule 144 in the event that the Company is eligible for Rule 144.

UNREGISTERED SALES OF EQUITYSECURITIES AND USEOF PROCEEDS.

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

Selected Financial Data for the three (3) years ended December 31, 2025, are as follows:

SUMMARY OF OPERATIONS

	2025	2024	2023
Net income/ (loss) from operations	$(178,382)	$(336,909)	$(166,151)
Other income / (loss)	$(45,983)	$-	$-
Net loss accumulated	$(40,007,251)	$(39,919,349)	$(39,446,101)
Loss per common share	$(.005)	$(0.0067)	$(0.0036)
Loss per common share — diluted	$(.005)	$(0.0067)	$(0.036)
Consolidated balance sheet data:
Total current liabilities	$196,031	$66,974	$79,914
Stockholders’ Equity (deficit)	$(64,748,103)	$(21,140)	$(68,184)

Table of Content

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

Forward-looking statements contained in this MD&A include statements about, among other things:

•	potential benefits to be realized from our acquisitions during 2025 and impact on our financial condition and results of operations;
•	our beliefs regarding the market and demand for our products or the component products we resell;
•	our ability to develop and launch new products that are attractive to the market and stimulate customer demand for these products;
•	our expectations with respect to any strategic partnerships or other similar relationships we may pursue;
•	the competitive landscape of our industry;
•	general market, economic and political conditions;
•	our business strategies and objectives;
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

Table of Content

RESULTS OF OPERATIONS

Unless the context otherwise requires, all references in this section as to the “Company,” “we,” “us” or “our” refer to the business of Global Asset Management Group, Inc. (formerly Kenilworth Systems Corporation) and its consolidated subsidiary.

The following discussion and analysis of our financial condition and results of operations should be read together with the financial statements and the related notes contained in this Annual Report on Form 10-K for the fiscal year ended December 31, 2025. This discussion contains forward-looking statements that reflect our plans, estimates, and beliefs that involve risks and uncertainties. As a result of many factors, our actual results may differ materially from those anticipated in these forward-looking statements.

The purpose of this section is to discuss and analyze our consolidated financial condition, liquidity and capital resources and results of operations for the years ended December 31, 2025 and 2024.

Overview

Global Asset Management Group is a diversified holding company with a global presence. Guided by long-term investment principles, we focus on acquiring Real Estate and Businesses. The Company has transitioned a regional residential real estate company into a publicly focused enterprise with a national and global vision. Built to address real challenges facing American homeowners, GAMG develops affordable housing solutions and partners with veteran-focused organizations to support U.S. servicemembers seeking long-term stability and homeownership. GAMG integrates real estate, property management, financial services, and banking support to deliver comprehensive community impact.

Results of operations for the year ended December 31, 2025 and the period ended December 31, 2024

Revenues

For the year ended December 31, 2025, the Company has generated a revenue of $95,309. The revenue generated was mainly from the business operations of its Bella Rio Market Agency subsidiary. There was no revenue during 2025 from the Company’s real estate development operations.

For the period ended December 31, 2024, the Company generated revenue of $5,000 from the former business operations of Kennilworth Systems Corporation.

Cost of revenues

For the year ended December 31, 2025, the Company had cost of revenues in the amount of $1,864, representing overhead costs of Bella Rio Marketing Agency. For the period ended December 31, 2024, the Company had no cost of revenues.

General and Administrative Expenses

For the year ended December 31, 2025, the Company incurred general and administrative expenses of $202,174, which included $80,254 in amortization expenses and $66,773 in interest expenses.

For the period ended December 31, 2024, the Company incurred general and administrative expenses of $297,174. These were primarily comprised of accounting and audit fees, company incorporation fees, bank charges, and legal and professional fees.

Net Loss

For the year ended December 31, 2025, the Company incurred a net loss of ($153,729).

For the period ended December 31, 2024, the Company incurred a net loss of ($336,909).

Table of Content

 Liquidity and Capital Resources

The Company’s cash and cash equivalents has increased from $834 as of December 31, 2024 to $49,077 as of December 31, 2025, due to proceed from sale of common stock. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

The Company’s ability to continue as a going concern is dependent upon improving its profitability and the continuing financial support from its major shareholders. Management believes the existing shareholders or external financing will provide additional cash to meet the Company’s obligations as they become due. Despite the amount of funds that the Company has raised in the past, no assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company can obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its shareholders, in the case of equity financing.

Cash Used in Operating Activities

Net cash used in operating activities was $(39,793) for the year ended December 31, 2025. The cash used in operating activities was attributable to the net loss, increase in inventories, and increase in deposits and prepayments, contra by increase in other payables and accrued liabilities, and amount due to a related party.

Net cash used in operating activities was $(341,364) for the year ended December 31, 2024.

Cash Used in Investing Activity

For the year ended December 31, 2025, the Company did not generate nor used any cash in investing activity.

For the period ended December 31, 2024, the Company did not generate nor used any cash in investing activity.

Cash Provided by Financing Activities

For the year ended December 31, 2025, the Company issued an aggregated of 2,554,183 shares of its common stock.

Net cash provided by financing activities was $88,035 for the year ended December 31, 2025, which was primarily due to proceed from sale of common stock.

On September 9, 2024, the Company sold 3,480,000 Common Stock to 3 private investors at the purchase price of $0.002 per share, or the total purchase price of $6,960.

Net cash provided by financing activities was $(322,500) for the year ended December 31, 2024, which was primarily due to proceed from sale of common stock, advances from related party and advances from director.

Off-Balance Sheet Arrangement

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of December 31, 2025.

Table of Content

Contractual Obligation

As of December 31, 2025, we have no material contractual obligations.

Forward-Looking Statements

The Private Securities Litigation ReformAct of 1995 provides a “safe harbor” for forward-looking statements. Certain information included in this Annual Report on this Form 10-K contains statements that are forward-looking, including, but not limited to, statements relating to our business strategy and development activities as well as other capital spending, financing sources, the effects of regulation (including gaming and tax regulations), expectations concerning future operations, margins, profitability and competition. Any statements contained in this Form10-K that are not statements of historical fact may be deemed to be forward- looking statements. Without limiting the generality of the foregoing, in some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “would,” “could,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “continue” or the negative of these terms or other comparable terminology. Such forward- looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by us. These risks and uncertainties include, but are not limited to, our lack of recent operating history, existing management, general domestic or international economic conditions, pending or future legal proceedings, changes in federal or state tax laws or the administration of such laws, changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions), applications for licenses and approvals under applicable jurisdictional laws and regulations (including gaming laws and regulations). You should not place undue reliance on any forward-looking statements, which are based only on information currently available to us. We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date of this 10-K Report for the period ended December 31, 2025, and the subsequent events reported in this Form10-K.

Risks and Uncertanties

In an effort to have GLOBAL ASSET MANAGEMENT GROUP, INC. reorganize and restructure its business model the company has begun looking into ways to expand its business operations, to seek accretive business combinations, and to identify acquisition candidates that are seeking liquidity. We have no way to predict the future of this company; however, with our recent acquisitions currently the Company shows the ability to have significant growth moving forward in 2026.

We will need to raise funds to commence fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our operations and our business will fail.

Basis of Presentation

The audited Consolidated financial statements of the Company for the fiscal years ended December 31, 2023, 2024, and 2025, include a summary of our significant accounting policies and should be read in conjunction with the discussion below. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in these audited and unaudited financial statements. All such adjustments are of a normal recurring nature.

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

Table of Content

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

At December 31, 2025 and 2024, the Company had no deferred revenue.

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

Table of Content

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

On January 1, 2018, the Company adopted ASC Topic 606 using the modified retrospective method with no impact to the opening retained earnings and determined there were no changes required to its reported revenues as a result of the adoption. An analysis of contracts with customers under the new revenue recognition standard was consistent with the Company’s current revenue recognition model, whereby revenue is recognized primarily on the date products are shipped to the customer. The Company has enhanced its disclosures of revenue to comply with the new guidance.

Results for reporting periods beginning after January 1, 2018 are presented under ASC Topic 606, while prior period amounts were not adjusted and continue to be reported in accordance with ASC Topic 605, “Revenue Recognition.”

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

Table of Content

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

Table of Content

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

ITEM 9A — CONTROLS AND PROCEDURES

a.) Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)).

Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Under the supervision and with the participation of the Company’s Principal Executive Officer and Principal Accounting Officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2025. Based on that evaluation, management concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2025.

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a‑15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Management, including the Company’s Principal Executive Officer and Principal Accounting Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, based on the framework set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent auditors pursuant to Section 404(b) of the Sarbanes‑Oxley Act because the Company is a smaller reporting company.

b.) Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the annual period ending December 31, 2025, that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

Table of Content

PART III

ITEM 10 — DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages and positions held by each of the Company’s directors and executive officers are as follows:

NAME	AGE	OFFICES AND POSITIONS HELD	FIRST ELECTED OFFICER OF KENILWORTH
Richard Balles	44	CHAIRMAN OF THE BOARD, CHIEF EXECUTIVE OFFICER	2025
John Murray	55	DIRECTOR, PRESIDENT, CHIEF ACCOUNTING OFFICER	2025
Erik Carlson	46	DIRECTOR, SECRETARY,	2025
Robert R. Fiallo	59	DIRECTOR	2025
Dan W. Snyder	74	DIRECTOR	2023
Andrew Roiniotis	51	CHIEF MARKETING OFFICER	2025

All of the above Executive Officers and Directors have been elected to serve until the next Annual Meeting of Shareholders or until their respective successors are elected and qualified. The Board presently anticipates that the next Shareholders Meeting will be held during the 2nd quarter period of 2026.

Table of Content

CRIMINAL/BANKRUPTCY/SEC VIOLATIONS WITHIN THE LAST FIVE (5) YEARS

NONE

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors, executive officers, and persons who beneficially own more than ten percent (10%) of the Company’s Common Stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Such persons are required to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on the review of such forms furnished to the Company and written representations from reporting persons, the Company believes that, during the fiscal year ended December 31, 2025, all Section 16(a) filing requirements applicable to its officers, directors, and greater than ten percent (10%) beneficial owners were satisfied.

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

 The Audit Committee will be composed of at least two (2) Independent Directors.

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

Table of Content

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

Table of Content

ITEM 11 — EXECUTIVE COMPENSATION

a.)	There were no exercises of stock options or stock appreciation rights during the fiscal year ended December 31, 2025.

b.)

The following disclosure is provided pursuant to the requirements applicable to smaller reporting companies.

The Company’s executive officers may receive compensation in the form of salary, bonuses, equity awards, or other compensation arrangements as determined by the Board of Directors. During the fiscal year ended December 31, 2025, no executive officer received cash compensation in excess of $100,000.

The Company has entered into employment and consulting arrangements with certain executive officers. Information regarding material terms of such arrangements has been disclosed in the Company’s Current Reports on Form 8‑K previously filed with the Securities and Exchange Commission and is incorporated herein by reference.

The Company does not maintain a compensation committee at this time. Decisions regarding executive compensation are made by the Board of Directors. The Company does not maintain any equity compensation plans that have been approved by shareholders.

c.)	The Registrant has no compensation committee at this time.

d.)	Stock Performance Graph is not applicable.

TOTAL RETURN TO SHAREHOLDERS

(DIVIDENDS REINVESTED MONTHLY)

The Company has not declared a dividend since its inception in 1968.

No Executive Officer received any compensation of more than $100,000 during the past three (3) fiscal years.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2025, information regarding the beneficial ownership of the Company’s Common Stock by (i) each person known to the Company to beneficially own more than five percent (5%) of the Company’s outstanding Common Stock, (ii) each of the Company’s directors and executive officers, and (iii) all directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to securities. Unless otherwise indicated, the persons named below have sole voting and investment power with respect to the shares shown.

Table of Content

BENEFICIAL OWNERSHIP TABLE

NAME AND ADDRESS OF BENEFICIAL OF BENEFICIAL OWNER	TITLE OF CLASS OWNERSHIP	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP	PERCENT OF CLASS

DANIEL W. SNYDER
51 Monroe Street, Suite 1505 Rockville, MD 20852	Common Stock $0.01 par value	48,000,000	14.1%
RICHARD BALLES 51 Monroe Street, Suite 1505 Rockville, MD 20852	Common Stock $0.01 par value	25,000	<1%
JOHN MURRAY 51 Monroe Street, Suite 1505 Rockville, MD 20852	Common Stock $0.01 par value	16,929,300	5%
ERIC CARLSON 51 Monroe Street, Suite 1505 Rockville, MD 20852	Common Stock $0.01 par value	5,164,619	1.5%
ROBERT FIALLO 51 Monroe Street, Suite 1505 Rockville, MD 20852	Common Stock $0.01 par value	25,000	<1%
ANDREW ROINIOTIS 51 Monroe Street, Suite 1505 Rockville, MD 20852	Common Stock $0.01 par value	4,506	<1%
<The total number of shares beneficially owned by all Directors and Executive Officers	Common Stock $ 0.01 par value	70,148,425	21%

RB Family Trust 6108 Neilwood Drive Rockville, MD 20852	Common Stock $0.01 par value	120,380,000	35.5%

CM Trust 6108 Neilwood Drive Rockville, MD 20852	Common Stock $0.01 par value	125,000,000	36.9%

The percentage of class has been determined with 339,072,858 shares issued and outstanding on December 31, 2025.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

From time to time, the Company may engage in transactions with related parties in the ordinary course of business.

On August 1, 2025, the Company entered into a commercial lease agreement for office space located at 6755 Weaver Road, Suite 2, Rockford, Illinois 61114, with Key Realty, Inc. as landlord. Key Realty, Inc. is an entity controlled by John Murray, the Company’s President, Director, and Principal Accounting Officer.

The lease has an initial term of sixty (60) months, expiring on July 31, 2030, and provides for base monthly rent of $150 plus a security deposit of $150. The Company is responsible for utilities and other customary occupancy expenses. The lease includes renewal options at the election of the Company.

Management believes that the terms of the lease, including rental rate and other conditions, are consistent with market terms for comparable office space and were negotiated on an arms‑length basis. The leased premises are used by the Company as its primary operational office and are also utilized from time to time by affiliated entities.

Other than the foregoing transaction, there were no related party transactions required to be disclosed pursuant to Item 404 of Regulation S‑K during the fiscal year ended December 31, 2025.

ITEM 14 — PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed to the Company by its independent registered public accounting firm for professional services rendered during the fiscal years ended December 31, 2025 and 2024:

Audit Fees

Audit fees consist of fees billed for professional services rendered in connection with the audit of the Company’s annual consolidated financial statements and the review of the Company’s interim financial statements included in quarterly reports.

Audit Fees were approximately $15,000 for the year ended December 31, 2024 and approximately $20,000 for the year ended December 31, 2025.

Audit‑Related Fees

The Company did not incur any audit‑related fees for the fiscal years ended December 31, 2025 or 2024.

Tax Fees

The Company did not incur any tax‑related fees for the fiscal years ended December 31, 2025 or 2024.

All Other Fees

The Company did not incur any other fees paid to its independent registered public accounting firm for the fiscal years ended December 31, 2025 or 2024.

The Company’s Audit Committee (or, prior to the formal establishment of the Audit Committee, the Board of Directors) has reviewed and approved all audit and permissible non‑audit services performed by the Company’s independent registered public accounting firm during the fiscal years ended December 31, 2025 and 2024. No services were approved pursuant to the de minimis exception set forth in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934.

Table of Content

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

Table of Content

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL ASSET MANAGEMENT GROUP, INC.

By:	/s/ Richard Balles
RICHARD BALLES
CHAIRMAN AND CEO

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Richard Balles	Principal Executive Officer and Director	April 15, 2026
RICHARD BALLES

/s/ John Murray	President, Director and Principal Accounting Officer	April 15, 2026
JOHN MURRAY

/s/ Eric Carlson	Secretary and Director	April 15, 2026
ERIC CARLSON

/s/ Robert Fiallo	Director	April 15, 2026
ROBERT FIALLO

/s/ Dan W. Snyder	Director	April 15, 2026
DAN W. SNYDER

Table of Content

INDEX TO AUDITED FINANCIAL STATEMENTS

GLOBAL ASSET MANAGEMENT GROUP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Global Assets Management Group, Inc

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Global Assets Management Group, Inc (the ‘Company’) as of December 31, 2025, and 2024, and the related statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for period ended December 31, 2025, and 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and 2024, and the results of its operations and its cash flows for each of the period ended December 31, 2025, and 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company suffered an accumulated deficit of $39,936,764 and net loss of $153,729. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regards to these matters are also described in Note 3 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Reverse merger

As described in Notes 3 to the consolidated financial statements, the Company completed the acquisition of DC Rental for consideration of 250,000,000 common shares and the transaction was accounted for as a reverse merger.

The principal considerations for determining this as critical audit matter relate to the followings: (i) valuation of consideration paid in acquiring DC Rental required management judgment (ii) there was a high degree of auditor judgment and subjectivity in applying procedures relating to the determination of consideration paid to the accounting acquirer’s shareholders.

How We Addressed the Matter in Our Audit

•	Review of board minutes, articles of incorporation, and organizational charts to ensure legal compliance,
•	We recomputed the consideration given by the accounting acquiree
•	We reviewed the legal contract detailing the transaction terms, representations, warranties, etc
•	We challenged the management about the accounting acquirer’s data provided and reviewed underlined documents.
•	We evaluated the sufficiency of the audit evidence obtained by assessing the results of the procedures performed over revenue and Management Memorandum on audit query.

/S/ Lateef Awojobi

LAO PROFESSIONALS

(PCAOB ID 7057)

Lagos, Nigeria

We have served as the Company’s auditor since 2025.

April 15, 2026

GLOBAL ASSETS MANAGEMENT GROUP, INC.
CONSOLIDATED BALANCE SHEET
	As of December 31, 2025	As of December 31, 2024
ASSETS
Current Assets
Cash and Bank	$49,077	834
Due from Related Party *	$-	$40,000
Subscription Receivable	$-	$5,000
Prepayment(Insurance)	$45,658
Notes Receivable from Officer (including accrued interest)	$14,463	$-
Total current assets	$109,198	$45,834

Escrow Holdbacks -	$1,606,494	$-
PPE (Net)	$7,643,034
Construction in Progress	$577,510
Deferred Financing Costs	$266,539

TOTAL ASSETS	$10,202,775	$45,834

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$4,000	$4,000
Due to related parties	$28,925	$7,859
Loans payable to Officers	$98,302	$42,585
Note payables Dan-Sydner	$21,830	$12,530
Accrued Interest Payable	$34,953	$-
Security Deposit Held	$8,022	$-
Notes Payables	$-	$-
Total current liabilities	$196,032	$66,974

Mortgage Debt	$9,989,625	$-

Total other liabilities	$9,989,625	$-

TOTAL LIABILITIES	$10,185,657	$66,974

Stockholders' Equity
Series A convertible preferred stock, par value $.01 - authorized 12,500 shares,12,500 shares issued and outstanding		$125
Common stock, par value $.01 - authorized 1,000,000,000 shares, 339,072,858 shares issued and outstanding, respectively	$3,390,729	$836,545
Additional paid-in-capital	$36,563,153	$38,919,349
Accumulated deficit	$(39,936,764)	$(39,783,011)
Non Controlling Interest	$-	$5,851
TOTAL STOCKHOLDERS' EQUITY	$17,118	$(21,140)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,202,775	$45,834

GLOBAL ASSETS MANAGEMENT GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2025
	2025	2024
Operating revenue:
Revenue	$95,309	$5,000
Cost of sales	$(1,864)	$-
	$93,445	$5,000

Operating expenses:
Bank Charges & Fees	$309	$2,529
Legal & Professional Services	$14,577	$38,235
General and administrative Expenses	$15,339	$256,410
Amortisation and other Expenses	$80,254	$-
Property Management	$9,067	$-
Insurance Expense	$15,855	$-
Interest expenses	$66,773	$-
Total operating expenses	(202,174)	$(297,174)

Loss from operations	$(108,729)	$(292,174)

Other Income (expenses)
Misc. receivables written off	$(45,000)
Gain/(Loss) from settlement/debt extinguishment		$(44,735)
Total other income/(expense)	$(45,000)	$(44,735)

Net Income/ loss	(153,729)	$(336,909)

Earnings per share
Basic	$(0.00077)	$(0.00403)
Diluted	$(0.00077)	$(0.00403)

Weighted average number of common shares - Basic	$211,363,679	$83,654,500

GLOBAL ASSETS MANAGEMENT GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2025
	2025	2024
Cash flows from operating activities:	$	$
Net loss from continuing operations attributable to common stockholders	(153,729)	$(336,909)
Adjustments to reconcile net loss to net
Amortization and Non-cash expenses
Receivable written-off		$-
Changes in:
Due from Related Party /Subscription receivables	45,000
Receivable written-off		$-
Notes and Payables	129,057	$(7,940)
Prepaid expenses and receivables	(60,121)	$3,485
Net cash used in operating activities	(39,793)	$(341,364)

Cash flows from investing activities
PPE (Net)		$-
Construction in Progress		$-
Deferred Financing Costs		$-
Escrow Holdbacks		$-
Net cash used in investing activities	-	$-

Cash flows from financing activities
Common Stock		$199,050
Additional Paid-In-Capital	93,886	$123,450
Other Long-Term Debt and Mortgage Debt
NCI	(5,851)
Net cash provided by financing activities	88,035	322,500

Net increase in cash	48,242	$(18,864)

Cash, beginning of period	835	$19,699
Cash, end of period	49,077	$835
Supplemental Disclosure of Cashflow Information
Non-cash investing and financing activities
Preferred Stock A	125	-
Cancelled Preferred Stock A in Equity	(125)	-
Cancellation of Preferred Stock A	49,077	-

GLOBAL ASSETS MANAGEMENT GROUP, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE YEAR ENDED DECEMBER 31, 2025

		Common Stock		Preferred Stock A	Additional Paid-in		Accumulated
Description	Shares	Amount	Shares	Amount	Capital	NCI	Deficit	Total
		$		$	$	$	$	$
Balance – Balance Jan 1, 2024	63,749,525	637,495	12,500	125	38,795,899	5,851	(39,446,101)	(6,731)
Common stock issued	19,905,000	199,050				-	-	199,050
Additional paid in capital	-				123,450	-	-	123,450
Net (loss)	-				-	-	(336,909)	(336,909)
Balance – December 31, 2024	83,654,525	836,545	12,500	125	38,919,349	5,851	(39,783,011)	(21,140)

Balance – Balance Jan 1, 2025	83,654,525	836,545	12,500	125	38,919,349	5,851	(39,783,011)	(21,140)
Common stock issued	255,418,333	2,554,183				-	-	2,554,183
Additional paid in capital	-				(2,356,196)	-	-	(2,356,196)
Net (loss)	-				-	-	(153,729)	(153,729)
Preferred Stock A Cancelled			(12,500)	(125)			125	-
NCI						(5,851)	(149)	(6,000)
Balance – December 31, 2025	339,072,858	3,390,728	-	-	36,563,153	-	(39,936,764)	17,118

Note 1 – THE COMPANY AND NATURE OF BUSINESS

Global Asset Management Group, Inc. (formerly Kenilworth Systems Corporation) hereinafter referred to as the “Company”, GAMG, or “we”, was incorporated on April 25, 1968, under the laws of the State of New York, and reincorporated in the State of Wyoming on May 27, 2021, where it is currently domiciled. On June 16, 2025, the Company changed its name to Global Asset Management Group, Inc. The Company has been a publicly traded Company since August 1968 formerly on the National NASDAQ Market, and presently on the OTCID Market (trading symbol “GAMG”).

The company maintains its principal offices at 51 Monroe St, Unit 1505, Rockville, Maryland, with additional executive offices located in Illinois 6755 Weaver Rd, Suite 2, Rockford, IL 61114. The Company’s telephone number is (240) 398-8319, and its corporate website is www.gamg.us.

GENERAL

Global Asset Management Group, Inc. is a diversified holding company focused on disciplined acquisitions and operational growth across real estate and related business lines. During 2025, the Company expanded its operating footprint through the acquisition of Bella Rio Marketing Agency, Inc. and DC Rental Portfolio Corp. The Company’s strategy is to deploy capital into opportunities intended to generate long term shareholder value, including income producing real estate and operating businesses. Certain statements regarding future initiatives and expansion plans are forward looking and subject to risks and uncertainties described elsewhere in this report.

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

ACQUISITION OF DC RENTAL PORTFOLIO CORP.

On September 29, 2025, Global Asset Management Group, Inc. completed the acquisition of DC Rental Portfolio Corp. (“DC Rental”) pursuant to a Share Exchange Agreement dated February 6, 2025. The Company acquired 100% of the issued and outstanding capital stock of DC Rental in exchange for 250,000,000 shares of its Common Stock issued to the shareholders of DC Rental. The transaction was conducted as a private placement under Rule 4(a)(2) of the Securities Act of 1933 and applicable state Blue Sky laws. The shares issued are subject to standard restrictive legends and stop-transfer instructions. Organized pursuant to the laws of the District of Columbia, DC Rental, through its three wholly-owned Limited Liability Company subsidiaries, owns or is in the process of acquiring various income producing multi-family residential housing units located in the District of Columbia. The Company is currently in negotiations and anticipates that it may acquire up to two additional multi family housing properties during the second quarter of 2026, subject to the satisfaction of customary closing conditions and regulatory requirements. Mr. John Murray, the President of the Company and a Director, has also been appointed as President of DC Rental Portfolio Corp.

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

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. The Company’s financial year end December 31.

Principle of consolidation

The On September 29, 2025, Global Asset Management Group, Inc. (“GAMG” or the “Company”) completed a share exchange with DC Rental Portfolio Corp. (“DC Rental”), pursuant to which the Company issued 250,000,000 shares of common stock in exchange for 100% of the outstanding equity of DC Rental. As a result, the former shareholders of DC Rental obtained a controlling financial interest in the Company.

Accordingly, the transaction has been accounted for as a reverse merger (reverse recapitalization) under ASC 805-40, with DC Rental treated as the accounting acquirer and GAMG as the accounting acquiree.

On September 29, 2025, Global Asset Management Group, Inc. (“GAMG” or the “Company”) completed a share exchange with DC Rental Portfolio Corp. (“DC Rental”), pursuant to which the Company issued 250,000,000 shares of common stock in exchange for 100% of the outstanding equity of DC Rental. As a result, the former shareholders of DC Rental obtained a controlling financial interest in the Company.

Accordingly, the transaction has been accounted for as a reverse merger (reverse recapitalization) under ASC 805-40, with DC Rental treated as the accounting acquirer and GAMG as the accounting acquiree.

The equity structure presented (common stock and additional paid-in capital) reflects that of the legal parent (GAMG) after giving effect to the reverse merger.

Common stock increased to $3,390,729, reflecting 339,072,858 shares issued and outstanding. Additional paid-in capital totaled $36,563,153

Other Acquisition – Bella Rio

On July 31, 2025, the Company acquired 100% of Bella Rio Marketing Agency, Inc. for 450,000 shares of common stock. This transaction was accounted for as a business combination under ASC 805. The impact was not material to the consolidated balance sheet as of December 31, 2025, and therefore no separate presentation is shown.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company had $49,077 cash as of December 31, 2025.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. Revenue primarily consists of service‑based fees, including property management services, consulting income, and other contractual service arrangements. Revenue is recognized when control of the promised services transfers to the customer. The Company applies the ASC 606 five‑step model to all customer contracts:

(1) identify the contract; (2) identify the performance obligations; (3) determine the transaction price; (4) allocate the transaction price; and (5) recognize revenue when performance obligations are satisfied.

For property management and recurring service arrangements, revenue is recognized over time as services are rendered because the customer simultaneously receives and consumes the benefits. For one‑time consulting or advisory services, revenue is recognized at a point in time when the service is completed.

Amounts billed in advance are recorded as contract liabilities, while unbilled receivables for completed performance obligations are recorded as contract assets. The Company does not typically enter into contracts with significant financing components.

Management believes the revenue recognition policies appropriately reflect the timing and pattern of revenue in accordance with U.S. GAAP.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASBASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of December 31, 2025 there were no potentially dilutive debt or equity instruments issued or outstanding.

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

Note 3 – GOING CONCERN UNCERTAINTY

For the year ended December 31, 2025, and December 31, 2024, the Company incurred net losses of approximately ($153,729) and ($336,909) respectively.

These factors create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

The ability of the Company to continue as a going concern is dependent on the Company generating cash from the sale of its common stock and/or obtaining debt financing and attaining future profitable operations. Management’s plans include selling its equity securities and obtaining debt financing to fund its capital requirement and ongoing operations and acquisitions; however, there can be no assurance the Company will be successful in these efforts. In addition, during the year the Company completed two acquisitions which significantly increased the assets and business operations of the Company.

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

Write-offs of Accounts Receivable

Receivables are written off against the allowance when deemed uncollectible after all collection efforts have been exhausted. During the year ended December 31, 2025, the Company had receivables written-off of $45,000.

Note 5 – ESCROW HOLDBACK

As of December 31, 2025, the Company recorded an escrow holdback of $1,606,494 in connection with the acquisition of DC Rental Portfolio Corp. These includes the following

Escrow Holdback – Construction   1,241,050

Escrow Holdback – Interest               350,925

Escrow Holdback – Insurance               2,857

Escrow Holdback - R/E Taxes            11,662

The escrow holdback represents funds contractually retained in escrow pursuant to the related financing agreements. Accordingly, the escrow holdback is presented as a non-current asset on the consolidated balance sheet as of December 31, 2025.

Note 6 – PROPERTY AND EQUIPMENT

As of December 31, 2025, property and equipment, net totaled $7,643,034.

Property and equipment primarily consist of residential real estate assets acquired in connection with the reverse merger with DC Rental Portfolio Corp. on September 29, 2025. In accordance with ASC 805, the acquired assets were recorded at their estimated fair value as of the acquisition date and are subsequently carried at cost less accumulated depreciation.

The Company evaluates property and equipment for impairment in accordance with ASC 360, Property, Plant and Equipment, whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. No impairment losses were recognized for the year ended December 31, 2025.

Construction in Progress

Construction in progress of $577,510 represents costs incurred for property improvements and development activities that are not yet placed in service and, accordingly, are not depreciated until the related assets are ready for their intended use.

Note 7 – MORTGAGE DEBT

As of December 31, 2025, the Company had mortgage debt of $9,989,625, primarily related to income-producing residential real estate properties acquired in connection with the reverse merger with DC Rental Portfolio Corp.

The mortgage obligations are secured by the underlying real estate assets and generally bear interest at contractual rates with stated maturity dates. Interest is accrued and recognized as expense over the term of the respective agreements. The mortgage debt is recorded at the outstanding principal balance, net of any unamortized financing costs, in accordance with ASC 835-30, Interest. Related deferred financing costs, totaling $266,539, are presented separately on the consolidated balance sheet and are amortized over the term of the respective debt instruments using the effective interest method.

Note 8 – PAYROLL TAXES PAYABLE

The Company has not had payroll and no payroll taxes due since 2012.

Note 9 – INCOME TAXES

The Company accounts for income taxes under ASC 740, Income Taxes. For the year ended December 31, 2025, the Company incurred a net loss of ($153,729) and, therefore, has no current or deferred income tax expense.

Income tax rate reconciliation:

Description	Amount ($)	Rate (%)
Loss before income taxes	$(153,729)	100%
Federal statutory rate	-	21%
State taxes, net of federal benefit	-	0%
Permanent differences	-	0%
Effective income tax expense	-	0%

The Company has net operating loss carry forwards for federal and state purposes that may be used to offset future taxable income. Deferred tax assets have been fully offset by a valuation allowance due to the uncertainty of realization.

Income taxes paid by jurisdiction: $0 (no taxes paid during the year).

Note 10 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2025, up through the date the Company issued the audited consolidated financial statements and determined that there are no events to disclose.

