Form 10-Q
period 2026-03-31
Global Asset Management Group, Inc.
filed 2026-05-20
CIK 55234

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒     Quarterly report pursuant to Section 13 OR 15(D) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

As of May 15, 2026, there were 340,152,858 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

CAUTIONARYNOTEREGARDING FORWARD-LOOKING STATEMENTS

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

GLOBAL ASSET MANAGEMENT GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2026

2

INDEX TO FINANCIAL STATEMENTS

GLOBAL ASSET MANAGEMENT GROUP, INC.

GLOBAL ASSET MANAGEMENT GROUP, INC.
CONSOLIDATED BALANCE SHEET
UNAUDITED
	As of March 31, 2026	As of Dec 31, 2025
ASSETS	Unaudited
Current Assets
Cash and Bank	$27,394	49,077
Due from Related Party *	$22,011	$-
Subscription Receivable	$-	$-
Prepayment(Insurance)	$30,280	$45,658
Notes Receivable from Officer (including accrued interest)	$20,463	$14,463
Total current assets	$100,148	$109,198

Escrow Holdback -	$1,518,532	$1,606,494
PPE (Net)	$7,623,736	$7,643,034
Construction in Progress	$653,962	$577,510
Deferred Financing Costs	$209,239	$266,539

TOTAL ASSETS	$10,105,617	$10,202,775

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$37,561	$4,001
Due to related parties	$28,925	$28,925
Loans payable to Officers	$308,538	$98,302
Note payables Dan-Sydner	$21,830	$21,830
Accrued Interest Payable	$69,860	$34,953
Security Deposit Held	$8,022	$8,022
Notes Payables	$-	$-
Total current liabilities	$474,735	$196,033

Mortgage Debt	$9,989,625	$9,989,625

Total other liabilities	$9,989,625	$9,989,625

TOTAL LIABILITIES	$10,464,360	$10,185,658

Stockholders' Equity
Common stock, par value $.01 - authorized 1,000,000,000 shares, 340,152,858 shares issued and outstanding, respectively	$3,401,528	$3,390,728
Additional paid-in-capital	$36,553,364	$36,563,153
Accumulated deficit	$(40,313,635)	$(39,936,764)
Non Controlling Interest	$-	$-
TOTAL STOCKHOLDERS' EQUITY	$(358,743)	$17,117
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,105,617	$10,202,775

The accompanying notes are an integral part of these financial statements.

GLOBAL ASSET MANAGEMENT GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE PERIOD ENDED MARCH 31, 2026.
UNAUDITED
THREE MONTH ENDED
	2026	2025
Operating revenue:
Revenue	$93,201	$-
Cost of sales	$-	$-
	$93,201	$-

Operating expenses:
Bank Charges & Fees	$869	$834
Legal & Professional Services	$15,085	$-
General and administrative Expenses	$292,499	$-
Amortisation and other Expenses	$76,598	$-
Property Management	$17,300	$-
Insurance Expense	$15,378	$-
Interest expenses	$52,342	$-
Total operating expenses	470,072	$834

Loss from operations	$(376,871)	$(834)

Other Income (expenses)
Misc. receivables written off	$-
Gain/(Loss) from settlement/debt extinguishment		$(45,000)
Total other income/(expense)	$-	$(45,000)

Net Income/ loss	(376,871)	$(45,834)

Earnings per share
Basic	$(0.00077)	$(0.00092)
Diluted	$(0.00077)	$(0.00092)

Weighted average number of common shares - Basic	$211,363,679	$50,004,185

The accompanying notes are an integral part of these financial statements.

GLOBAL ASSET MANAGEMENT GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED MARCH 31, 2026.
UNAUDITED
THREE MONTH ENDED

	Common Stock		Preferred Stock A		Additional Paid-in		Accumulated
Description	Shares	Amount	Shares	Amount	Capital	NCI	Deficit	Total
		$		$	$	$	$	$
Balance – Balance Jan 1, 2025	83,654,525	836,545	12,500	125	38,919,349	5,851	(39,783,011)	(21,141)
Common stock issued	255,418,333	2,554,183				-	-	2,554,183
Additional paid in capital	-				(2,356,196)	-	-	(2,356,196)
Net (loss)	-				-	-	(153,729)	(153,729)
Preferred Stock A Cancelled			(12,500)	(125)			125	-
NCI						(5,851)	(149)	(6,000)
Balance – December 31, 2025	339,072,858	3,390,728	-	-	36,563,153	-	(39,936,764)	17,117

Balance – Balance Jan 1, 2026	339,072,858	3,390,728	-	-	36,563,153	-	(39,936,764)	17,117
Common stock issued	1,080,000	10,800				-	-	10,800
Additional paid in capital					(9,790)	-	-	(9,790)
Net (loss)					-	-	(376,871)	(376,871)
Balance – March 31, 2026	340,152,858	3,401,528	-	-	36,553,364	-	(40,313,634)	(358,743)

The accompanying notes are an integral part of these financial statements.

GLOBAL ASSET MANAGEMENT GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE PERIOD ENDED MARCH 31, 2026
UNAUDITED
THREE MONTH ENDED
	2026	2025
Cash flows from operating activities:	$	$
Net loss from continuing operations attributable to common stockholders	(376,871)		$(45,834)
Adjustments to reconcile net loss to net
Amortization and Non-cash expenses	164,560
Receivable written-off		$
Changes in:
Due from Related Party /Subscription receivables	(12,633)
Receivable written-off			$45,000
Notes and Payables	278,703	$
Prepaid expenses and receivables	-	$
Net cash used in operating activities	53,759		$(834)

Cash flows from investing activities
PPE (Net)			$-
Construction in Progress	(76,452)		$-
Deferred Financing Costs			$-
Escrow Holdbacks			$-
Net cash used in investing activities	(76,452)		$-

Cash flows from financing activities
Common Stock	10,800		$-
Additional Paid-In-Capital	(9,790)		$-
Other Long-Term Debt and Mortgage Debt
NCI
Net cash provided by financing activities	1,010		-

Net increase (decrease) in cash	(21,683)		$(834)

Cash, beginning of period	49,077		$834
Cash, end of period	27,394		$0

The accompanying notes are an integral part of these financial statements.

GLOBAL ASSET MANAGEMENT GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT

MARCH 31, 2026

Note 1 – THE COMPANY AND NATURE OF BUSINESS

GLOBAL ASSET MANAGEMENT GROUP, INC. hereinafter referred to as the “Company” or “we”, was incorporated on April 25, 1968, under the laws of the State of New York, and reincorporated in the State of Wyoming in 2021, where it is currently domiciled. The corporation changed its name to Global Asset Management Group, Inc. on June 16, 2025. The Company has been a publicly traded Company since August 1968 formerly on the National NASDAQ Market, and presently on the OTCID (trading symbol “GAMG”).  The Company has applied for uplisting to the OTCQB Venture Market.

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

The foregoing summary of the Share Exchange Agreement and the transactions contemplated thereby does not purport to be complete and is qualified in its entirety by reference to the full text of the Share Exchange Agreement, which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on March 18, 2026, and is incorporated herein by reference.

GLOBAL ASSET MANAGEMENT GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT

MARCH 31, 2026

ACQUISITION OF SUSTAINABLE PROPERTIES

On March 13, 2026, Global Asset Management Group, Inc. (the “Company”) completed Share Exchange Agreements (collectively, the “Share Exchange Agreements”), pursuant to which the Company agreed to acquire 100% of the outstanding equity interests of each applicable acquired entity in exchange for shares of the Company’s common stock.

The transactions provide the Company with a portfolio of specialized assets including:

•	Industrial manufacturing facilities suitable for redevelopment
•	Manufacturing and production infrastructure for health and wellness products
•	Options for future purchase of Illinois cannabis craft grow, infuser and transportation licenses

The Sustainable Properties portfolio includes two industrial real estate assets: a 33,000-square-foot edge data center facility and an 18,000-square-foot manufacturing property.

In addition, management is evaluating potential monetization and redeployment initiatives relating to certain assets and licenses acquired in the Sustainable Acquisitions. As part of this evaluation, the Company is in discussions regarding potential transactions that, if pursued and consummated, could include (i) the sale of one of the two facilities associated with a licensed operation pursuant to seller‑financing terms over a five‑year period for an aggregate purchase price of approximately $5,000,000, and (ii) the sale of assets of another operational facility together with two associated licenses pursuant to similar seller‑financing terms over a five‑year period for an aggregate purchase price of approximately $5,000,000. If the Company enters into and completes one or more such transactions, management currently expects to consider using proceeds as received to invest in and scale production of a hemp‑derived THC beverage (drink) product line and to support other manufacturing initiatives. These initiatives are preliminary and remain subject to ongoing negotiation, execution of definitive documentation, satisfaction of customary closing conditions (including any required regulatory approvals), and the performance by counterparties of their obligations under any seller‑financing arrangements. Accordingly, there can be no assurance that any such transactions will be completed on the terms described above, or at all, or that proceeds will be received as anticipated.

The foregoing summary of the Share Exchange Agreements and the transactions contemplated thereby does not purport to be complete and is qualified in its entirety by reference to the full text of the Share Exchange Agreements, which were filed as Exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on February 7, 2025, and is incorporated herein by reference.

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. The Company’s first quarter period-end is March 31, 2026.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company had $27,394 in cash as of March 31, 2026.

GLOBAL ASSET MANAGEMENT GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT

MARCH 31, 2026

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

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification No. 606, “Revenue Recognition” ("ASC-606"), ASC- 606 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or services not provided or is subject to a refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASBASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of March 31, 2026 there were no potentially dilutive debt or equity instruments issued or outstanding.

GLOBAL ASSET MANAGEMENT GROUP, INC.

NOTE TO THE CONSOLIDATED FINANCIAL STATEMENT

MARCH 31, 2026

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

Note 3 – GOING CONCERN UNCERTAINTY

For the periods ended March 31, 2026 and March 31, 2025, the Company incurred net losses of approximately ($376,871) and ($834) respectively.

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

Write-offs of Accounts Receivable

Receivables are written off against the allowance when deemed uncollectible after all collection efforts have been exhausted. During the period ended March 31, 2026, the Company had no receivables written off.

GLOBAL ASSET MANAGEMENT GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT

MARCH 31, 2026

Note 5 – PAYROLL TAXES PAYABLE

None.

Note 6 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2026, up through the date the Company issued the unaudited consolidated financial statements and determined that the following subsequent events occurred:

On May 6, 2026, Global Asset Management Group, Inc. (the “Company”) and its wholly-owned subsidiary RI Property Holdings, Inc. (the “Buyer SPE”) completed a Debt & Equity Transfer & Assumption Agreement (the “Agreement”) with FVP Investments, LLC and FVP Opportunity Fund III, LP (through their designee FVP Servicing, LLC, collectively, the “Seller”). Pursuant to the Agreement, the Buyer SPE acquired 100% of the Seller’s 83.125% membership interest in Memorial Real Estate Group LLC (“MREG”). Prior to the acquisition, the Buyer SPE (and/or its affiliate(s)) already held 16.875% of the membership interests in MREG. Following the closing of the transactions contemplated by the Agreement, the Buyer SPE owns 100% of the membership interests in MREG and, effective at closing, was to be appointed as the sole member and sole manager (or managing member, as applicable) of MREG.

The Agreement contemplates that FVP Opportunity Fund III, LP, as lender, assigns 100% of its interest in the MREG loan pursuant to a loan assignment agreement attached as Exhibit B to the Agreement (the “Debt Assignment Agreement”), and that FVP Servicing, LLC resigns as Administrative Agent under the loan agreement.

The total consideration payable to the Seller in connection with the transaction was $6,455,000, consisting of (i) a $6,000,000 principal amount one-year convertible promissory note issued by the Company (the “Convertible Note”) and (ii) a $455,000 cash down payment paid at closing (the “Down Payment”) and disbursed pursuant to Seller’s written wire instructions, including payments to FVP Servicing, LLC ($300,000), City of Pawtucket / Tax Settlement Authority ($55,000), KPRS Law ($50,000), and utilities/miscellaneous expenses ($50,000).

On April 10, 2026, the members of MREG, acting by unanimous written consent, authorized MREG to enter into a loan agreement with Bogdan Capital LLC relating to a loan in the principal amount of $1,000,000 (the “MREG Loan”). The MREG Loan was intended to be documented on or about April 13, 2026, consistent with a transaction term sheet dated April 9, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context otherwise requires, all references in this section as to the “Company,” “we,” “us” or “our” refer to the business of Global Asset Management Group, Inc. (formerly Kenilworth Systems Corporation) and its consolidated subsidiary.

The following discussion and analysis of our financial condition and results of operations should be read together with the financial statements and the related notes contained in this Quarterly Report and the financial statements and related notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025. This discussion contains forward-looking statements that reflect our plans, estimates, and beliefs that involve risks and uncertainties. As a result of many factors, such as those discussed in Part I, Item 1A, “Risk Factors” of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and “Forward-Looking Statements” sections and elsewhere in this Quarterly Report, our actual results may differ materially from those anticipated in these forward-looking statements.

The purpose of this section is to discuss and analyze our consolidated financial condition, liquidity and capital resources and results of operations for the three months ended March 31, 2026 and 2025.

OVERVIEW

Global Asset Management Group, Inc. (formerly Kenilworth Systems Corporation) hereinafter referred to as the “Company”, GAMG, or “we”, was incorporated on April 25, 1968, under the laws of the State of New York, and reincorporated in the State of Wyoming on May 27, 2021, where it is currently domiciled. On June 16, 2025, the Company changed its name to Global Asset Management Group, Inc. The Company has been a publicly traded Company since August 1968 formerly on the National NASDAQ Market, and presently on the OTCID Market (trading symbol “GAMG”). The Company has applied for uplisting to the OTCQB Venture Market.

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

The Company’s current business operations are concentrated in digital marketing, acquisition and rehabilitation of distressed multi-family residential rental properties, and real estate management.

BELLA RIO MARKETING AGENCY, INC.

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

DC RENTAL PORTFOLIO CORP.

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

This acquisition is expected to be completed in February 2026. This property is a Multi-Family (Garden/Low Rise) apartment complex on a 0.34 acre site, consisting of 41 3-bedroom Units. It is presently under contract to be acquired for $10,000,000. The Closing on this property is anticipated during the Second Quarter of 2026, following completion of regulatory requirements pertaining to residential apartment buildings in the District of Columbia. The Units were built in 1927, and are undergoing a complete renovation at a final projected cost of $2,000,000. Upon completion of the renovations, the prospective value upon completion has been appraised at $19,900,000. (2)

3628 Georgia Ave. N. W., District of Columbia

This property consists of eight residential condominium units and one commercial condominium unit in the Columbia Heights subdivision, all of which are vacant and being upgraded for resale. The units were recently acquired in September, 2025 for an aggregate purchase price of $3,000,000. (3)

____________

(1)      This Appraisal has been prepared by Bowery*

(2)      This Appraisal has been prepared by Colliers International Valuation & Advisory Services*

(3)      These Appraisals have been prepared by O.N.C.E Appraisals*

*All Appraisals (1), (2), (3) were prepared in accordance with and based upon the requirements and guidelines of the Uniform Standards of Professional Appraisal Practice (USPAP), the Code of Professional Ethics and the Standards of Professional Appraisal Practice of the Appraisal Institute.

SUSTAINABLE PROPERTIES GROUP

On March 13, 2026, Global Asset Management Group, Inc. (the “Company”) completed the following Share Exchange Agreements (collectively, the “Share Exchange Agreements”), pursuant to which the Company agreed to acquire 100% of the outstanding equity interests of each applicable acquired entity in exchange for shares of the Company’s common stock.

Acquired Asset Portfolio

The transactions in this series of acquisitions provide the Company with a portfolio of specialized assets including industrial manufacturing facilities suitable for redevelopment; manufacturing and production infrastructure for health and wellness products; and Options for future purchase of Illinois cannabis craft grow, infuser and transportation licenses. The Sustainable Properties portfolio includes two industrial real estate assets: a 33,000-square-foot edge data center facility and an 18,000-square-foot manufacturing property.

Strategic Growth Opportunity

The transactions were specifically structured to allow the Company to provide non-plant touching cannabis industry services, such as real estate development, equipment rentals and brand development. Pending future Federal Rescheduling of cannabis products, as part of these transactions the Company has acquired Options to purchase State-licensed cannabis growing and manufacturing licenses. Once Federal restrictions are removed, the Company will be poised to take part in a rapidly expanding industry. The company believes the combination of high-value licenses and purpose-built real estate creates significant long-term value potential for our asset portfolio.

Summaries of the Share Exchange Agreements: (i) Sustainable Craft Grow #1, LLC Share Exchange Agreement (Exhibit 10.1). The Company entered into a Share Exchange Agreement with Sustainable Craft Grow #1, LLC (“SCG”), pursuant to which the Company agreed to acquire 100 membership units of SCG (representing 100% of the issued and outstanding membership units of SCG) in exchange for 10,666,667 shares of the Company’s common stock issued to the selling member (or its designees) as set forth in the agreement. (ii) Sustainable Properties, LLC Share Exchange Agreement (Exhibit 10.2). The Company entered into a Share Exchange Agreement with Sustainable Properties, LLC (“SP”), pursuant to which the Company agreed to acquire 1,000,000 membership units of SP (representing 100% of the issued and outstanding membership units of SP) in exchange for an aggregate of 10,000,000 shares of the Company’s common stock issued to the selling members of SP as set forth in the agreement. (iii) Sustainable Transporter #1, LLC. The Company entered into a Share Exchange Agreement with Sustainable Transporter #1, LLC (“ST1”), pursuant to which the Company agreed to acquire 100 membership units of ST1 (representing 100% of the issued and outstanding membership units of ST1) in exchange for 166,667 shares of the Company’s common stock issued to the selling member (or its designees) as set forth in the agreement.

Sustainable Transporter #2, LLC Share Exchange Agreement. The Company entered into a Share Exchange Agreement with Sustainable Transporter #2, LLC (“ST2”), pursuant to which the Company agreed to acquire 100 membership units of ST2 (representing 100% of the issued and outstanding membership units of ST2) in exchange for 1,666,667 shares of the Company’s common stock issued to the selling member (or its designees) as set forth in the agreement.

TMD Ventures, LLC Share Exchange Agreement. The Company entered into a Share Exchange Agreement with TMD Ventures, LLC (“TMD”), pursuant to which the Company agreed to acquire 10,000 membership units of TMD (representing 100% of the issued and outstanding membership units of TMD) in exchange for 13,280,923 shares of the Company’s common stock issued to the selling member (or its designees) as set forth in the agreement.

In each Share Exchange Agreement, the Company’s shares issued are described as duly authorized, validly issued, fully paid and non-assessable, and to have the same rights as the Company’s other outstanding common stock.

The foregoing summaries of the Share Exchange Agreements do not purport to be complete and are qualified in their entirety by reference to the full text of the Share Exchange Agreements, which are filed as Exhibits 10.1 through 10.5 to the Current Report on Form 8‑K filed on March 18, 2026 and incorporated herein by reference.

In addition, certain of the acquired subsidiaries are parties to the Option Agreements described below, which remained in effect following the closing and relate to the potential transfer of certain Illinois cannabis licenses, subject to applicable regulatory approvals.

Option Agreements Relating to Illinois Cannabis Licenses

In connection with the acquired business operations, certain of the entities that the Company acquired in the transactions described above are parties to option agreements relating to certain Illinois cannabis licenses (the “Option Agreements”). The Option Agreements remain in effect following the closing of the acquisitions and, among other things, provide that the applicable option holder may acquire a 100% interest in the applicable license for nominal consideration and a nominal exercise price, subject to required regulatory approvals.

These Option Agreements were entered into prior to the closing and remain in effect following the closing as continuing arrangements of the acquired entities, which are now wholly-owned subsidiaries of the Company. There is no obligation on the part of the Company to exercise these Options Agreements. The approval of transfer attached to the option agreement states that IK4 is the owner of license IN00000044 and contemplates a transfer of the license from IK4 to SCG, subject to applicable regulatory approvals. The foregoing descriptions of the Option Agreements do not purport to be complete and are qualified in their entirety by reference to the full text of the Option Agreements filed as Exhibits to the Current Report on Form 8‑K filed on March 18, 2026 and incorporated herein by reference.

Prospective Future Activities and Operations

In addition, management is evaluating potential monetization and redeployment initiatives relating to certain assets and licenses acquired in the Sustainable Acquisitions. As part of this evaluation, the Company is in discussions regarding potential transactions that, if pursued and consummated, could include (i) the sale of one of the two facilities associated with a licensed operation pursuant to seller‑financing terms over a five‑year period for an aggregate purchase price of approximately $5,000,000, and (ii) the sale of assets of another operational facility together with two associated licenses pursuant to similar seller‑financing terms over a five‑year period for an aggregate purchase price of approximately $5,000,000.

If the Company enters into and completes one or more such transactions, management currently expects to consider using proceeds as received to invest in and scale production of a hemp‑derived THC beverage (drink) product line and to support other manufacturing initiatives. These initiatives are preliminary and remain subject to ongoing negotiation, execution of definitive documentation, satisfaction of customary closing conditions (including any required regulatory approvals), and the performance by counterparties of their obligations under any seller‑financing arrangements. Accordingly, there can be no assurance that any such transactions will be completed on the terms described above, or at all, or that proceeds will be received as anticipated.

EMPLOYEES

As of March 31, 2026, the Company and its subsidiaries had approximately six (6) employees, including officers. In addition, the Company utilizes independent contractors and third‑party service providers for certain functions.

Inflation Risk and Economic Conditions

The demand for our products and services solution is dependent on the general economy, and the real estate market in the communities in which we operate. Are business operations and growth may also in the future be affected by geopolitical conditions, the stability of the global credit markets, inflationary pressures, higher interest rates, and other factors. Downturns in the general economy could disproportionately affect the demand for our real estate products and services.

Our real estate operations in particular could also be impacted by inflation and higher interest rates. Inflation did not have a material effect on our business, financial condition or results of operations for the three months ended March 31, 2026 and 2025. However, if our costs were to become subject to significant inflationary pressures (such as increased real estate acquisition, rehabilitation, and management costs), we may not be able to fully offset such higher costs through price increases or cost savings. Our inability or failure to do so could harm our business, financial condition or results of operations.

Off-Balance Sheet Arrangements

The Company does not engage in off-balance sheet transactions.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information included in this Quarterly Report on this Form 10-Q contains statements that are forward-looking, including, but not limited to, statements relating to our business strategy and development activities as well as other capital spending, financing sources, the effects of regulation (including gaming and tax regulations), expectations concerning future operations, margins, profitability and competition. Any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward- looking statements. Without limiting the generality of the foregoing, in some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “would,” “could,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “continue” or the negative of these terms or other comparable terminology. Such forward- looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by us. These risks and uncertainties include, but are not limited to, our lack of recent operating history, existing management, general domestic or international economic conditions, pending or future legal proceedings, changes in federal or state tax laws or the administration of such laws, changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions), applications for licenses and approvals under applicable jurisdictional laws and regulations (including gaming laws and regulations). You should not place undue reliance on any forward-looking statements, which are based only on information currently available to us. We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date of this 10-Q Report for the period ended March 31, 2026, and the subsequent events reported in this Form 10-Q.

Risks and Uncertainties

In an effort to have GLOBAL ASSET MANAGEMENT GROUP, INC. reorganize and restructure its business model the company has begun looking into ways to expand its business operations, to seek accretive business combinations, and to identify acquisition candidates that are seeking liquidity. We have no way to predict the future of this company; however, with our recent acquisitions currently the Company shows the ability to have significant growth moving forward in 2026 and 2027.

PART II - OTHER INFORMATION

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In connection with the Sustainable Properties Group Share Exchange Agreements described in Item 2 herein, the Company issued an aggregate of 35,780,924 shares of its common stock to the applicable sellers (or their designees), consisting of:  (i) 10,666,667 shares in connection with the SCG acquisition, (ii) 10,000,000 shares in connection with the SP acquisition, (iii) 166,667 shares in connection with the ST1 acquisition, (iv) 1,666,667 shares in connection with the ST2 acquisition, and (v) 13,280,923 shares in connection with the TMD acquisition.

On February 4, 2026, the Company issued 500,000 Shares of Common Stock to Alpine Securities Corporation as compensation for Investment Banking Services to be rendered in 2026.

In February and March, 2026, the Company issued a total of 580,000 Shares of Common Stock to a total of nine current shareholders of the Company for aggregate cash consideration of $5,800.

The shares were issued in a transaction not involving a public offering in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder. The shares have not been registered under the Securities Act and may not be offered or sold absent registration or an applicable exemption from registration.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

On May 6, 2026, Global Asset Management Group, Inc. (the “Company”) and its wholly-owned subsidiary RI Property Holdings, Inc. (the “Buyer SPE”) completed a Debt & Equity Transfer & Assumption Agreement (the “Agreement”) with FVP Investments, LLC and FVP Opportunity Fund III, LP (through their designee FVP Servicing, LLC, collectively, the “Seller”). Pursuant to the Agreement, the Buyer SPE acquired 100% of the Seller’s 83.125% membership interest in Memorial Real Estate Group LLC (“MREG”). Prior to the acquisition, the Buyer SPE (and/or its affiliate(s)) already held 16.875% of the membership interests in MREG. Following the closing of the transactions contemplated by the Agreement, the Buyer SPE owns 100% of the membership interests in MREG and, effective at closing, was to be appointed as the sole member and sole manager (or managing member, as applicable) of MREG.

The Agreement contemplates that FVP Opportunity Fund III, LP, as lender, assigns 100% of its interest in the MREG loan pursuant to a loan assignment agreement attached as Exhibit B to the Agreement (the “Debt Assignment Agreement”), and that FVP Servicing, LLC resigns as Administrative Agent under the loan agreement.

The total consideration payable to the Seller in connection with the transaction was $6,455,000, consisting of (i) a $6,000,000 principal amount one-year convertible promissory note issued by the Company (the “Convertible Note”) and (ii) a $455,000 cash down payment paid at closing (the “Down Payment”) and disbursed pursuant to Seller’s written wire instructions, including payments to FVP Servicing, LLC ($300,000), City of Pawtucket / Tax Settlement Authority ($55,000), KPRS Law ($50,000), and utilities/miscellaneous expenses ($50,000).

On April 10, 2026, the members of MREG, acting by unanimous written consent, authorized MREG to enter into a loan agreement with Bogdan Capital LLC relating to a loan in the principal amount of $1,000,000 (the “MREG Loan”). The MREG Loan was intended to be documented on or about April 13, 2026, consistent with a transaction term sheet dated April 9, 2026.

Strategic Financing Relationship With Leonite Fund I, LP

On March 18, 2026, the Company completed a series of Agreements to establish a strategic financing relationship with Leonite Fund I, LP (“Leonite”), designed to support the Company’s continued expansion through asset-backed real estate investments and disciplined capital deployment. The financing relationship provides the Company with structured capital aligned with the Company’s long-term growth strategy, while preserving flexibility as the Company scales its asset base and operating platform.

Overview of the Leonite–GAMG Relationship

Under the terms of the Agreements, Leonite intends to provide GAMG with initial access to a senior secured convertible note facility of $10 million, to be funded in tranches for real estate acquisitions. Proceeds will be used as equity for acquiring income-producing multifamily real estate and general working capital, with subsequent tranches earmarked for additional property acquisitions. The credit facility is structured with Senior Secured positioning tied to specific assets, defined maturity and interest terms, defined Conversion features aligned with long-term equity participation, prepayment flexibility for the Company, and restrictions designed to protect capital structure integrity.

Management of the Company believes this structure reflects a capital partner aligned with asset-level discipline rather than short-term market dynamics, and strengthens the Company across several dimensions:

•	Access to Institutional Capital. The facility provides GAMG with capital from an experienced investment fund accustomed to structured, asset-backed transactions.

•	Alignment With Asset-Backed Growth. Proceeds are intended to be deployed directly into income-producing real estate, reinforcing balance-sheet quality rather than speculative use of funds.

•	Capital Structure Discipline. The senior secured nature of the financing, combined with staged funding, supports measured growth while maintaining oversight and accountability.

•	Flexibility for Shareholders. The Company retains discretion over draw timing, use of proceeds, and prepayment, allowing management to optimize capital deployment as opportunities arise.

Management believes these efforts collectively position the Company as a more institutionally credible platform, capable of responsibly deploying capital at scale. The Leonite financing complements several recent initiatives undertaken by the Company, including expansion of the Company’s Washington, D.C. real estate portfolio, integration of in-house asset management capabilities, strengthening of corporate governance and advisory infrastructure, and enhancements to the Company’s capital markets foundation.

The foregoing descriptions of the Agreements do not purport to be complete and are qualified in their entirety by reference to the full text of the Agreements set forth in the Current Report on Form 8‑K filed on March 18, 2026 and incorporated herein by reference.

ITEM 6. EXHIBITS.

(a) Exhibits required by Item 601 of Regulation SK.

Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

___________________

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

GLOBAL ASSET MANAGEMENT GROUP, INC.

May 20, 2026	By:	/s/ John Murray
President and Director

