Form 10-Q
period 2026-06-30
Global Asset Management Group, Inc.
filed 2026-08-19
CIK 55234

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months, or for such shorter period that the registrant was required to submit such files. Yes ☒     No ☐

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Act. Yes ☐     No ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

As of August 18, 2026, there were 440,152,858 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Global Asset Management Group, Inc. and subsidiaries, a Wyoming corporation, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements regarding our business strategy, acquisition and financing activity, real estate redevelopment plans, operating initiatives, capital resources, anticipated expenses, future financing, and the adequacy of available cash resources.

Forward-looking statements are based on current expectations and assumptions and are subject to risks and uncertainties. Actual results may differ materially from those discussed in forward-looking statements. Factors that may cause actual results to differ include those discussed in this Report, the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, the Company’s other SEC filings, and risks inherent in acquisitions, financings, redevelopment projects, regulatory approvals, capital markets, and public company compliance. Except as required by law, the Company undertakes no obligation to update forward-looking statements.

GLOBAL ASSET MANAGEMENT GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2026

2

INDEX TO FINANCIAL STATEMENTS

GLOBAL ASSET MANAGEMENT GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

GLOBAL ASSET MANAGEMENT GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	As of June 30, 2026	As of Dec 31, 2025
	(Unaudited)
ASSETS
Current Assets
Cash and Bank	$64,180	$49,077
Prepaid Insurance	$45,658	$45,658
Notes Receivable from Officer (including accrued interest)	$72,750	$14,463
Total current assets	$182,588	$109,198

Escrow Holdback	$1,176,776	$1,606,494
PPE (Net)	$7,612,869	$7,643,034
Construction in Progress	$784,245	$577,510
Deferred Financing Costs	$151,939	$266,539

TOTAL ASSETS	$9,908,417	$10,202,775

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$4,000	$4,000
Due to related parties	$28,925	$28,925
Loans payable to Officers	$98,302	$98,302
Note payable – Dan Sydner	$21,830	$21,830
Accrued Interest Payable	$34,953	$34,953
Security Deposit Held	$8,022	$8,022
Notes Payables	$-	$-
Total current liabilities	$196,032	$196,032

Mortgage Debt	$9,989,625	$9,989,625

Total other liabilities	$9,989,625	$9,989,625

TOTAL LIABILITIES	$10,185,657	$10,185,657

Stockholders' Equity
Series A convertible preferred stock, par value $.01 per share; 12,500 shares authorized; no shares issued and outstanding as of June 30th, 2026 and December 31, 2025.
Common stock, par value $.01 per share; 1,000,000,000 shares authorized; 440,152,858 and 339,072,858 shares issued and outstanding	$4,401,529	$3,390,729
Additional paid-in-capital	$35,723,833	$36,563,153
Accumulated deficit	$(40,402,601)	$(39,936,764)
Non Controlling Interest	$-	$-
TOTAL STOCKHOLDERS' EQUITY	$(277,239)	$17,118
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,908,417	$10,202,775

The accompanying notes are an integral part of these financial statements.

GLOBAL ASSET MANAGEMENT GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

 FOR THE PERIOD ENDED JUNE 30, 2026.

UNAUDITED

	Three Months Ended, June 30,		Six Months Ended, June 30,
	2026	2025	2026	2025
Operating revenue:
Revenue	$3,274	$-	$96,474	$-
Cost of sales	$-	$-	$-	$-
	$3,274	$-	$96,474	$-

Operating expenses:
Bank Charges & Fees	$96	$-	$965	$834
Legal & Professional Services	$12,250	$9,300	$12,250	$9,300
General and administrative Expenses	$165,872	$-	$165,872	$-
Amortization and other Expenses	$76,598	$-	$153,196	$-
Property Management	$77,309	$-	$94,609	$-
Insurance Expense	$15,378	$-	$30,757	$-
Interest expenses	$52,320	$-	$104,662	$-
Total operating expenses	(399,824)	$(9,300)	(562,311)	$(10,134)

Loss from operations	$(396,550)	$(9,300)	$(465,837)	$(10,134)

Other Income (expenses)
Misc. receivables written off	$-	$-	$-	$(45,000)
Gain/(Loss) from settlement/debt extinguishment
Total other income/(expense)	$-	$-	$-	$(45,000)

Net Income (loss)	(396,550)	$(9,300)	(465,837)	$(55,134)

The accompanying notes are an integral part of these financial statements.

GLOBAL ASSET MANAGEMENT GROUP, INC.

CONSOLIDATED CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD ENDED JUNE 30, 2026.

					Additional
	Common Stock		Preferred Stock A		Paid-in		Accumulated
Description	Shares	Amount	Shares	Amount	Capital	NCI	Deficit	Total
		$		$	$	$	$	$
Balance – Jan 1, 2025	83,654,525	836,545	12,500	125	38,919,349	5,851	(39,783,011)	(21,140)
Common stock issued	255,418,333	2,554,183				-	-	2,554,183
Additional paid in capital	-				(2,356,196)	-	-	(2,356,196)
Net (loss)	-				-	-	(153,729)	(153,729)
Preferred Stock A Cancelled			(12,500)	(125)			125	-
NCI						(5,851)	(149)	(6,000)
Balance – December 31, 2025	339,072,858	3,390,728	-	-	36,563,153	-	(39,936,764)	17,118

Balance – Jan 1, 2026	339,072,858	3,390,728	-	-	36,563,153	-	(39,936,764)	17,118
Common stock issued	101,080,000	1,010,800				-	-	1,010,800
Additional paid in capital	-	-			(839,320)	-	-	(839,320)
Net (loss)	-				-	-	(465,837)	(465,837)
Balance – June 30, 2026	440,152,858	4,401,528	-	-	35,723,833	-	(40,402,601)	(277,239)

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE PERIOD ENDED JUNE 30, 2026 AND 2025

UNAUDITED

	2026	2025
Cash flows from operating activities:	$	$
Net loss from continuing operations attributable to common stockholders	(465,837)	$(55,134)
Adjustments to reconcile net loss to net
Amortization and Non-cash expenses	459,883
Receivable written-off		$-
Changes in:
Due from Related Party /Subscription receivables	-
Receivable written-off		$45,000
Notes and Payables		$9,300
Prepaid expenses and receivables	(58,287)	$-
Net cash used in operating activities	(64,242)	$(834)

Cash flows from investing activities
PPE (Net)		$-
Construction in Progress	(206,735)	$-
Deferred Financing Costs	114,600	$-
Escrow Holdbacks		$-
Net cash used in investing activities	(92,135)	$-

Cash flows from financing activities
Common Stock	1,010,800	$-
Additional Paid-In-Capital	(839,320)	$-
Other Long-Term Debt and Mortgage Debt
NCI	-
Net cash provided by financing activities	171,480	-

Net increase in cash	15,104	$(834)

Cash, beginning of period	49,077	$834
Cash, end of period	64,180	$0

The accompanying notes are an integral part of these financial statements.

GLOBAL ASSET MANAGEMENT GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

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

Organized pursuant to the laws of the District of Columbia, DC Rental, through its wholly-owned subsidiaries, owns or is in the process of acquiring various income producing multi-family residential housing units located in the District of Columbia. The Company has continued to evaluate certain additional multi-family housing acquisition opportunities that were previously under review. The timing and completion of any such acquisition remain subject to ongoing negotiation, due diligence, financing, applicable regulatory requirements, and customary closing conditions. There can be no assurance that any such acquisition will be completed on the terms currently contemplated, or at all.

GLOBAL ASSET MANAGEMENT GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT

JUNE 30, 2026

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

ACQUISITION OF MEMORIAL REAL ESTATE GROUP LLC

On May 6, 2026, the Company and its wholly-owned subsidiary RI Property Holdings, Inc., the Buyer SPE, completed a Debt & Equity Transfer & Assumption Agreement with FVP Investments, LLC and FVP Opportunity Fund III, LP, through their designee FVP Servicing, LLC. Pursuant to the agreement, the Buyer SPE acquired 100% of the seller’s 83.125% membership interest in Memorial Real Estate Group LLC, or MREG. Prior to the transaction, the Buyer SPE and/or its affiliates held 16.875% of the membership interests in MREG. Following the closing, the Buyer SPE owned 100% of the membership interests in MREG and was appointed as sole member and sole manager, or managing member, as applicable, of MREG.

The transaction was structured as an equity transfer rather than a deed transfer, with MREG remaining the record title holder of the former Memorial Hospital real property in Pawtucket, Rhode Island. In connection with the transaction, FVP Opportunity Fund III, LP, as lender, assigned 100% of its interest in the MREG loan pursuant to a debt assignment agreement, and FVP Servicing, LLC resigned as Administrative Agent under the loan agreement.

GLOBAL ASSET MANAGEMENT GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT

JUNE 30, 2026

The total consideration payable to the seller was $6,455,000, consisting of a $6,000,000 principal amount one-year convertible promissory note issued by the Company and a $455,000 cash down payment paid at closing and disbursed according to seller wire instructions. The $6,000,000 note bears 6.00% simple interest, matures April 8, 2027, and is convertible at the holder’s option beginning October 8, 2026 through maturity at a conversion price equal to 90% of the arithmetic average of the daily VWAP for the 30 trading days immediately preceding the conversion notice date. If not paid at maturity and amounts remain outstanding, a one-time 5.0% extension fee applies to extend maturity to October 8, 2027.

On April 6, 2026, the Company completed the acquisition of a 16.875% interest in RI Property Holdings, Inc. in exchange for issuance of a $3,500,000 convertible promissory note to a holder who is a shareholder of the Company and a related party. The note bears 6.00% simple interest, matures April 6, 2027, and is convertible at the holder’s option beginning October 6, 2026 at 90% of the arithmetic average of the daily VWAP for the 30 trading days immediately preceding the conversion notice date. If not paid at maturity, a one-time 5.0% post-maturity penalty applies.

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. The Company’s second quarter period-end is June 30, 2026.

Principle of consolidation

The consolidated financial statements include the accounts of Global Asset Management Group, Inc. and its consolidated subsidiaries, including Bella Rio Marketing Agency, Inc., DC Rental Portfolio, Inc., and AMT Management Corp. Sustainable Properties LLC and RI Property Holdings, Inc. have not been consolidated as of June 30, 2026 because management is evaluating the appropriate accounting treatment for these entities and related transactions.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company had $64,180 in cash as of June 30, 2026.

GLOBAL ASSET MANAGEMENT GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT

JUNE 30, 2026

Fair Value of Financial Instruments

AS topic 820 “Fair Value Measurements and Disclosures” establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

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

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”). Under ASC 606, revenue is recognized when control of promised goods or services is transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services.

The Company applies the five-step model under ASC 606 by: (i) identifying the contract with the customer; (ii) identifying the performance obligations in the contract; (iii) determining the transaction price; (iv) allocating the transaction price to the performance obligations in the contract; and (v) recognizing revenue when, or as, the Company satisfies a performance obligation.

Revenue is recognized when the applicable performance obligation has been satisfied, which generally occurs when services have been performed or goods have been delivered, control has transferred to the customer, the transaction price is determinable, and collection is reasonably assured. Amounts received in advance of satisfying performance obligations, if any, are deferred and recognized as revenue when the related performance obligations are satisfied.

The Company evaluates its revenue arrangements to determine whether it is acting as principal or agent, whether multiple performance obligations exist, whether variable consideration should be constrained, and whether amounts should be recognized over time or at a point in time based on the nature of the promised goods or services and the terms of the applicable arrangement.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASBASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of June 30, 2026, Company had issued convertible promissory notes in the aggregate of $9,500,000 with conversion rights beginning October 2026.

GLOBAL ASSET MANAGEMENT GROUP, INC.

NOTE TO THE CONSOLIDATED FINANCIAL STATEMENT

JUNE 30, 2026

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

Write-offs of Accounts Receivable

Receivables are written off against the allowance when deemed uncollectible after all collection efforts have been exhausted. During the period ended June 30, 2026, the Company had no receivables written off.

GLOBAL ASSET MANAGEMENT GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT

JUNE 30, 2026

Note 5 – PAYROLL TAXES PAYABLE

None.

Note 6 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2026, up through the date the Company issued the unaudited consolidated financial statements and determined that the following subsequent events occurred:

The Company has evaluated events occurring after June 30, 2026 through the issuance date of these unaudited consolidated financial statements. Effective July 24, 2026, the Board of Directors accepted the resignation of Daniel Snyder as a Director pursuant to his retirement request. The resignation was for personal business reasons and was not the result of any dispute with the Company, management, financial statements, operations, policies, practices, or SEC reports.

Effective July 24, 2026, the Board appointed David Marshall Nissman to the Board of Directors. Mr. Nissman will also serve as a member of the Audit Committee together with Robert Fiallo and John Murray. The Company disclosed that there are no family relationships between Mr. Nissman and any director or executive officer, no arrangements or understandings pursuant to which he was appointed, and no transaction involving Mr. Nissman requiring disclosure under Item 404(a) of Regulation S-K.

On July 24, 2026, the Company also announced the appointments of Daniel Bell and Darryl Barnes to its Corporate Advisory Board to assist management and the Board of Directors with future growth, business planning, and shareholder communications.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, all references in this section to the Company, we, us, or our refer to Global Asset Management Group, Inc. and its consolidated subsidiaries. The following discussion and analysis should be read together with the unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q, the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31. 2026, and the Company’s Current Reports on Form 8-K filed during and after the quarter ended June 30, 2026.

The purpose of this section is to discuss and analyze our consolidated financial condition, liquidity and capital resources, results of operations, and known trends and uncertainties for the three and six months ended June 30, 2026 and 2025. The Company’s financial statements for the quarter ended June 30, 2026 are unaudited, but have been prepared and consolidated by the Company’s accountant in accordance with GAAP and SEC standards. The quantitative financial comparison below must be considered with the Company’s previously reported final financial statements as well as the Notes to these Financial Statements.

OVERVIEW

Global Asset Management Group, Inc. is a diversified holding company focused on disciplined acquisitions and operational growth across real estate and related business lines. The Company’s current business operations include digital marketing, acquisition and rehabilitation of distressed multifamily residential rental properties, real estate management, and related strategic initiatives. In the first quarter of 2026, the Company’s disclosed operations included Bella Rio Marketing Agency, Inc., DC Rental Portfolio Corp., and Sustainable Properties Group assets and related option agreements.

During the second quarter of 2026, the Company’s most significant development was the acquisition, through RI Property Holdings, Inc., of the remaining membership interests in MREG, which owns the former Memorial Hospital property located in Pawtucket, Rhode Island. The Company previously disclosed that the property is a roughly 385,000-square-foot historic campus planned for redevelopment into a large-scale mixed-use residential and commercial community.

The MREG transaction represents a meaningful expansion of the Company’s real estate platform beyond its previously disclosed Washington, D.C. multifamily strategy and provides the Company with full ownership and control of a large redevelopment asset. The Company expects the Memorial Hospital project to require substantial capital, redevelopment planning, regulatory coordination, asset management, construction execution, and financing support. The ultimate timing, cost, scope, and economic return of the project will depend on financing availability, development costs, approvals, tenant and market demand, carrying costs, and other factors.

KEY DEVELOPMENTS

Memorial Real Estate Group LLC Acquisition

On May 6, 2026, the Company and RI Property Holdings, Inc. completed the MREG acquisition. Pursuant to the agreement, RI Property Holdings, Inc. acquired 100% of the seller’s 83.125% membership interest in MREG. Prior to the transaction, the Company disclosed that RI Property Holdings, Inc. and/or its affiliates already held 16.875% of the membership interests in MREG. Following the closing, RI Property Holdings, Inc. owned 100% of the membership interests in MREG and was appointed as sole member and sole manager, or managing member, as applicable, of MREG.

The transaction structure was an equity transfer rather than a deed transfer. MREG remained the record title holder of the Memorial Hospital real property, and the Company disclosed that no deed transfer or new title issuance was required solely by reason of the equity transfer structure. This structure allowed the Company to obtain control of MREG while MREG remained the title owner of the underlying real property.

The total consideration payable to the seller in connection with the transaction was $6,455,000, consisting of a $6,000,000 principal amount one-year convertible promissory note issued by the Company and a $455,000 cash down payment. The down payment was disbursed at closing according to the seller’s written wire instructions, including payments for prior advances, tax settlement obligations, legal invoices, utilities, and miscellaneous expenses.

In connection with the acquisition, FVP Opportunity Fund III, LP, as lender, assigned 100% of its interest in the MREG loan pursuant to a loan assignment agreement, and FVP Servicing, LLC resigned as Administrative Agent under the loan agreement. The Company also disclosed that the members of MREG authorized MREG to enter into a loan agreement with Bogdan Capital LLC relating to a loan in the principal amount of $1,000,000, although the Company stated in the Form 8-K that it did not have final executed loan documentation for the MREG loan reflected in that report.

Memorial Hospital Redevelopment Strategy

Through RI Property Holdings, Inc., the Company acquired control of the former Memorial Hospital property in Pawtucket, Rhode Island (the “MREG Transaction”). The Company described the property as a roughly 385,000-square-foot historic campus being redeveloped into a large-scale mixed-use residential and commercial community. The disclosed redevelopment plan includes a balanced housing model consisting of approximately 40% affordable housing, 40% market-rate luxury apartments, and 20% veteran-focused housing.

The redevelopment vision also includes community-oriented amenities, including a coffee shop, daycare center, fitness facility, rehabilitation and wellness services, and additional lifestyle amenities intended to create a live-work environment for residents and the surrounding community. The Company also disclosed that Pawtucket has direct commuter service to Boston through the Massachusetts Bay Transportation Authority and Amtrak Northeast Corridor rail service.

The Company believes the MREG acquisition is consistent with its broader strategy of acquiring real estate assets where management believes redevelopment, operating improvements, financing relationships, and strategic repositioning may create long-term shareholder value. However, the Memorial Hospital project is expected to involve significant execution risk, including financing risk, regulatory and zoning risk, construction and rehabilitation risk, cost overrun risk, property carrying cost risk, market absorption risk, and risks associated with redeveloping a large historic property.

Convertible Note Financing and Capital Structure

In connection with the MREG transaction, the Company issued a $6,000,000 convertible promissory note. The note bears interest at 6.00% per annum, simple interest, and matures on April 8, 2027 unless earlier converted at the holder’s option. Beginning October 8, 2026 through maturity, the holder may elect to convert all or any portion of the outstanding principal and/or accrued interest into shares of the Company’s common stock at a conversion price equal to 90% of the arithmetic average of the daily VWAP of the Company’s common stock for the thirty trading days immediately preceding the conversion notice date.

If the Company fails to pay the outstanding principal and accrued interest in full at maturity and such amounts remain outstanding thereafter, the Company disclosed that a one-time extension fee equal to 5.0% of the then-outstanding amount is payable to extend the maturity to October 8, 2027.

In addition, on April 6, 2026, the Company completed the acquisition of a 16.875% interest in RI Property Holdings, Inc. in exchange for the Company’s issuance of a $3,500,000 convertible promissory note to the holder, who is a shareholder of the Company and a related party. The note bears 6.00% simple interest and matures on April 6, 2027, with holder-optional conversion beginning October 6, 2026 at 90% of the arithmetic average of the daily VWAP for the 30 trading days immediately preceding the conversion notice date. If not paid at maturity, a one-time 5.0% post-maturity penalty applies.

These convertible notes provided transaction financing flexibility and allowed the Company to complete strategic transactions without immediate common stock issuance. However, if converted, the notes may result in issuance of a material number of shares of common stock. Because the conversion price is based on future market prices, the number of shares issuable upon conversion cannot be determined at this time.

Results of Operations

For the three months ended June 30, 2026, the Company expects its results of operations to reflect the continuing integration of existing business operations, including digital marketing, real estate acquisition and management activities, public company compliance costs, acquisition activity, financing activity, due diligence, professional services, and property-related carrying costs.

For the six months ended June 30, 2026, the Company’s results should also reflect the impact of first-quarter operations, together with second-quarter activity related to the MREG acquisition and related financing. These June 30, 2026 financial statements include quantitative and qualitative comparisons of revenue, operating expenses, professional fees, property management expenses, insurance expense, interest expense, amortization and other non-cash expenses, acquisition-related expenses, public company compliance costs, financing costs, net income or loss, and any non-recurring or non-cash items.

Liquidity and Capital Resources

The Company’s liquidity requirements include operating expenses, professional fees, public company compliance costs, acquisition costs, property-related carrying costs, redevelopment planning expenses, debt service, interest obligations, and costs associated with executing the Company’s real estate and business growth strategy.

As of June 30, 2026, the Company reported cash of $64,180, total current assets of $182,588, total current liabilities of $196,032, total liabilities of $10,185,657, and total stockholders’ deficit of ($277,239). During the second quarter of 2026, the Company completed the MREG transaction and issued convertible promissory notes in the principal amounts of $6,000,000 and $3,500,000. The $6,000,000 note financed a major component of the MREG transaction consideration, and the $3,500,000 note was issued in connection with the acquisition of the 16.875% interest in RI Property Holdings, Inc. from a shareholder and related party.

The Company expects that its ability to continue executing its business plan will depend on its ability to obtain additional capital, manage existing obligations, complete or monetize assets, finance property-level redevelopment activities, and generate sufficient operating revenue. The Company may seek additional capital through equity issuances, debt financing, convertible instruments, asset-level financing, seller financing, joint ventures, strategic partnerships, property sales, or other transactions. There can be no assurance that such financing or strategic transactions will be available on acceptable terms, or at all.

The Memorial Hospital redevelopment is expected to require substantial additional capital and ongoing carrying costs, including redevelopment planning, property maintenance, taxes, insurance, professional fees, debt service, and any required regulatory or municipal approvals. The Company’s ability to fund these requirements will depend on available cash, additional financing, asset-level financing, strategic transactions, and any future operating cash flow.

Going Concern and Financing Considerations

As of June 30, 2026, management evaluated the Company’s liquidity, operating losses, working capital position, debt obligations, acquisition-related obligations, expected capital requirements, and anticipated costs of the Memorial Hospital redevelopment. Based on these factors, substantial doubt exists regarding the Company’s ability to continue as a going concern. Management’s plans include seeking additional debt or equity financing, pursuing strategic transactions, managing operating expenses, and evaluating potential asset-level financing or monetization opportunities. There can be no assurance that these efforts will be successful.

Known Trends, Events, and Uncertainties

Acquisition integration and execution risk. The Company has completed multiple acquisitions and strategic transactions during 2025 and 2026, including the MREG transaction during Q2 2026. Successful integration and execution will require management attention, financing, accounting controls, reporting controls, and operational coordination.

Redevelopment and real estate carrying cost risk. The Memorial Hospital property is a large mixed-use redevelopment project. The Company may incur substantial carrying costs, professional fees, planning costs, regulatory costs, and redevelopment costs before the project generates material operating cash flow.

Financing and debt maturity risk. The Company issued convertible promissory notes with maturities in April 2027, and those notes may require repayment, refinancing, extension, or conversion. The Company’s ability to satisfy these obligations will depend on liquidity, financing availability, asset monetization, operating performance, and market conditions.

Potential dilution from convertible securities. Outstanding convertible notes may convert into common stock at a formula price based on future market prices. The number of shares issuable upon conversion cannot be determined at this time and may be material.

Related-party considerations. The $3,500,000 convertible promissory note issued in connection with the 16.875% RI Property Holdings, Inc. interest was issued to a holder who is a shareholder of the Company and a related party.

Regulatory, municipal, and redevelopment approvals. The Company’s real estate strategy may require zoning, permitting, municipal approvals, financing approvals, tenant approvals, and other regulatory or third-party consents. Delays or adverse outcomes could materially affect timing, cost, and expected returns.

Public company compliance and disclosure controls. As the Company increases its acquisition activity, financing complexity, and asset base, it will need to maintain appropriate disclosure controls, financial reporting controls, and public company governance processes.

Off-Balance Sheet Arrangements

As of June 30, 2026, the Company did not engage in off-balance sheet transactions, except as may be disclosed in the accompanying financial statements and notes.

Impact of Inflation and Economic Conditions

The Company’s business and growth strategy may be affected by general economic conditions, inflation, interest rates, financing availability, construction and rehabilitation costs, insurance costs, property taxes, labor costs, utility costs, and real estate market conditions. Inflation and higher interest rates may increase the Company’s acquisition, financing, rehabilitation, and property carrying costs.

If the Company is unable to offset higher costs through rents, sales proceeds, financing, cost controls, or other strategies, its business, financial condition, liquidity, and results of operations could be adversely affected. These factors may be particularly relevant to the Memorial Hospital redevelopment and the Company’s multifamily real estate strategy.

Recent Subsequent Developments

Effective July 24, 2026, the Board of Directors accepted the resignation of Daniel Snyder as a Director pursuant to his retirement request, effective immediately. The Company disclosed that Mr. Snyder’s resignation was for personal business reasons and not as a result of any dispute with the Company, its management, its financial statements, or any matter relating to the Company’s operations, policies, practices, or reports filed with the SEC.

Effective July 24, 2026, the Board of Directors appointed David Marshall Nissman to the Board of Directors. The Company disclosed that Mr. Nissman will also serve as a member of the Audit Committee with Robert Fiallo and John Murray, and that there are no family relationships, appointment arrangements, or Item 404(a) related-party transactions requiring disclosure with respect to Mr. Nissman.

On July 24, 2026, the Company also announced that Daniel Bell and Darryl Barnes were appointed to the Corporate Advisory Board to assist management and the Board of Directors in future growth, business planning, and shareholder communications.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, the Company is not required to provide the information called for by this Item. The Company may nevertheless be exposed to market risks, including risks related to interest rates, availability of credit, real estate market conditions, construction and redevelopment costs, and the market price of the Company’s common stock, which may affect the cost and availability of capital and the potential conversion of outstanding convertible instruments.

Item 4. Controls and Procedures

Under the supervision and with the participation of management, including the principal executive officer and principal financial/accounting officer, the Company evaluated the effectiveness of its disclosure controls and procedures as of June 30, 2026. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial/accounting officer concluded that our disclosure controls and procedures were effective as of June 30, 2026.

Changes in Internal Control Over Financial Reporting

There have been no changes.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not currently subject to any legal proceedings. From time to time, the Company may become subject to litigation or proceedings in connection with its business, as either a plaintiff or defendant. There are no such pending legal proceedings to which the Company is a party that, in the opinion of management, are likely to have a material adverse effect on the Company’s business, financial condition, or results of operations.

Item 1A. Risk Factors

As a smaller reporting company, the Company is not required to provide the information called for by this Item. However, the Company’s business, financial condition, results of operations, and prospects remain subject to the risk factors described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and other filings with the SEC, as updated by this Quarterly Report on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except as previously reported in the Company’s Current Reports on Form 8-K and as set forth below, the Company did not issue unregistered equity securities during the quarter ended June 30, 2026.

On April 6, 2026, the Company completed the acquisition of a 16.875% interest in RI Property Holdings, Inc. in exchange for the Company’s issuance of a $3,500,000 convertible promissory note to a holder who is a shareholder of the Company and a related party. On May 8, 2026, in connection with the MREG transaction, the Company issued a $6,000,000 convertible promissory note. The convertible notes were offered and sold in transactions not involving a public offering in reliance on an exemption from registration under the Securities Act of 1933, as amended, including Section 4(a)(2) thereof. Any shares of common stock issuable upon conversion of the notes, if any, will be issued as restricted securities pursuant to an available exemption from registration and will bear customary restrictive legends. The number of shares issuable upon conversion is not determinable at this time because the conversion price is based on a formula referencing market prices at the time of conversion.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended June 30, 2026, the Company completed the MREG transaction and issued the convertible promissory notes described above. The Company may include additional information in this Item 5 to the extent not otherwise disclosed in this Report or previously disclosed in Current Reports on Form 8-K.

Subsequent Board and Advisory Board Developments

Effective July 24, 2026, Daniel Snyder resigned as a Director of the Company pursuant to his retirement request, and the Board appointed David Marshall Nissman to the Board of Directors. Mr. Nissman will also serve as a member of the Audit Committee with Robert Fiallo and John Murray. On July 24, 2026, the Company announced the appointments of Daniel Bell and Darryl Barnes to the Corporate Advisory Board to assist management and the Board of Directors in future growth, business planning, and shareholder communications.

Item 6. Exhibits

Exhibit Number	Description
10.1	Term Sheet / Debt & Equity Transfer & Assumption Agreement, ratified and effective May 6, 2026, incorporated by reference to the Company’s Current Report on Form 8-K filed May 12, 2026.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File, formatted as inline XBRL and contained in Exhibit 101.

* XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL ASSET MANAGEMENT GROUP, INC.

Date: August 19, 2026	By:	/s/ John Murray
	Name:	John Murray
	Title:	President and Director

