Form 10-Q/A
period 2026-06-30
Global Asset Management Group, Inc.
filed 2026-10-01
CIK 55234

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

As of September 16, 2026, there were 145,991,661 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

EXPLANATORY NOTE

Global Asset Management Group, Inc. (the “Company,” “GAMG,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to amend its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026, originally filed with the Securities and Exchange Commission on August 19, 2026 (the “Original Form 10-Q”).

Subsequent to the filing of the Original Form 10-Q, the Company completed its accounting analysis relating to the consolidation of RI Property Holdings, Inc., including Memorial Real Estate Group LLC, and Sustainable Properties, LLC and its applicable subsidiaries and acquired entities. These acquisitions involved recently completed transactions and complex ownership, financing, and entity structures. At the time of the Original Form 10-Q, the Company had disclosed that management was continuing to evaluate the appropriate accounting treatment for these entities and related transactions.

Following completion of that analysis, management determined that the applicable financial information of RI Property Holdings, Inc., Memorial Real Estate Group LLC, Sustainable Properties, LLC, and their applicable subsidiaries and acquired entities should have been included in the Company’s consolidated financial statements as of and for the three and six months ended June 30, 2026.

Management evaluated the omission quantitatively and qualitatively and concluded that it resulted in a material misstatement of the Company’s previously issued unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2026. Accordingly, the Company’s Board of Directors, upon the recommendation of the Audit Committee and after consultation with management, concluded that the financial statements included in the Original Form 10-Q should no longer be relied upon.

This Amendment amends and restates Part I, Item 1, “Financial Statements,” Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Part I, Item 4, “Controls and Procedures,” together with the related exhibits and certifications. The restated consolidated financial statements include the applicable financial information of RI Property Holdings, Inc., Memorial Real Estate Group LLC, Sustainable Properties, LLC, and their applicable subsidiaries and acquired entities.

Except as expressly described in this Amendment, including the subsequent events disclosed in Note 12 and the remediation measures described in Part I, Item 4, this Amendment does not otherwise amend, update, or modify the disclosures contained in the Original Form 10-Q for events occurring after August 19, 2026. This Amendment should be read together with the Original Form 10-Q and the Company’s other filings with the Securities and Exchange Commission.

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

2

GLOBAL ASSET MANAGEMENT GROUP, INC.

AMENDMENT NO. 1 TO QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2026

3

INDEX TO FINANCIAL STATEMENTS

GLOBAL ASSET MANAGEMENT GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

GLOBAL ASSET MANAGEMENT GROUP, INC.

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2026, AND DECEMBER 31, 2025

JUNE 30, 2026 UNAUDITED AND AS RESTATED

	As of June 30, 2026	As of Dec 31, 2025
	(Unaudited)	(As Revised)
ASSETS
Current Assets
Cash	$187,933	$49,077
Prepaid insurance	$49,234	$45,658
Due from related parties	$844,606	$-
Accounts receivable	$210,190	$-
Note receivable from officer, including accrued interest	$251,155	$14,463
Total current assets	$1,543,118	$109,198

Escrow holdback	$1,842,939	$1,606,494
Property and equipment, net	$20,837,290	$7,896,994
Construction in progress	$1,260,177	$577,510
Deferred financing costs	$474,395	$266,539

TOTAL ASSETS	$25,957,919	$10,456,735

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$1,191,949	$8,930
Due to related parties	$81,161	$28,925
Loans payable to officers	$98,302	$98,302
Note payable – Daniel W. Snyder	$21,830	$21,830
Accrued interest payable	$239,989	$34,953
Security deposits held	$8,022	$8,022
Notes payable	$12,355,184	$-
Total current liabilities	$13,996,437	$200,962

Mortgage debt	$11,447,504	$10,239,625
Other long-term liabilities	$2,069,387	$-
Total other liabilities	$13,516,891	$10,239,625

TOTAL LIABILITIES	$27,513,328	$10,440,587

Stockholders’ Equity
Preferred stock, par value $0.01 per share; 50,000,000 shares authorized; no shares issued and outstanding as of June 30, 2026 and December 31, 2025.
Common stock, par value $0.01 per share; 1,000,000,000 shares authorized; 440,152,858 and 339,072,858 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively.	$4,401,529	$3,390,729
Additional paid-in capital	$35,552,353	$36,563,153
Accumulated deficit	$(41,509,291)	$(39,937,734)
TOTAL STOCKHOLDERS’ EQUITY	$(1,555,409)	$16,148
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$25,957,919	$10,456,735

The accompanying notes are an integral part of these financial statements.

GLOBAL ASSET MANAGEMENT GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

UNAUDITED AND 2026 PERIOD AS RESTATED

	Three Months Ended,		Six Months Ended,
	June 30,		June 30,
	2026	2025	2026	2025
Operating revenue:
Revenue	$236,261	$-	$359,514	$-
Cost of sales	$-	$-	$-	$-
	$236,261	$-	$359,514	$-

Operating expenses:
Bank Charges & Fees	$2,531	$-	$3,404	$834
Legal & Professional Services	$66,679	$9,300	$128,158	$9,300
General and administrative Expenses	$354,947	$-	$812,968	$-
Amortization and other Expenses	$141,706	$-	$221,987	$-
Property Management	$63,356	$-	$82,208	$-
Insurance Expense	$40,506	$-	$41,397	$-
Transfer Agent	$16,761	$-	$16,761	$-
Interest expense	$285,773	$-	$345,471	$-
Total operating expenses	$(972,259)	$(9,300)	$(1,652,354)	$(10,134)

Loss from operations	$(735,998)	$(9,300)	$(1,292,840)	$(10,134)

Other Income (expenses)
Misc. receivables written off	$-	$-	$-	$(45,000)
Gain/(Loss) from settlement/debt extinguishment
Total other income/(expense)	$-	$-	$-	$(45,000)

Net Income (loss)	$(735,998)	$(9,300)	$(1,292,840)	$(55,134)

Earnings per share
Basic	$(0.00170)	$(0.00011)	$(0.00334)	$(0.00066)
Diluted	$(0.00170)	$(0.00011)	$(0.00334)	$(0.00066)

Weighted average number of common shares outstanding – basic	433,559,451	83,654,525	386,898,051	83,654,525
Weighted average number of common shares outstanding – diluted	433,559,451	83,654,525	386,898,051	83,654,525

The accompanying notes are an integral part of these financial statements.

GLOBAL ASSET MANAGEMENT GROUP, INC.

CONSOLIDATED CHANGES IN STOCKHOLDERS’ EQUITY

 FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

UNAUDITED AND AS RESTATED

					Additional
	Common stock		Preferred Stock A		Paid-in	Noncontrolling	Accumulated
Description	Shares	Amount	Shares	Amount	Capital	interest	Deficit	Total
	$	$	$	$	$	$	$	$
Balance – Jan 1, 2025	83,654,525	836,546	12,500	125	38,919,349	5,851	(39,783,011)	(21,140)
Common stock issued	255,418,333	2,554,183				-	-	2,554,183
Additional paid in capital	-				(2,356,196)	-	-	(2,356,196)
Net (loss)	-				-	-	(154,699)	(154,699)
Preferred Stock A Cancelled			(12,500)	(125)			125	-
Opening subsidiary equity eliminated						(5,851)	(149)	(6,000)
Balance – December 31, 2025	339,072,858	3,390,729	-	-	36,563,153	-	(39,937,734)	16,148

Balance – Jan 1, 2026	339,072,858	3,390,729	-	-	36,563,153	-	(39,937,734)	16,148
Common stock issued as acquisition consideration	101,080,000	1,010,800				-	-	1,010,800
Additional paid in capital	-	-			(1,010,800)	-	-	(1,010,800)
Net (loss)	-				-	-	(1,292,840)	(1,292,840)
Sustainable Properties equity acquired and members’ equity of consolidated subsidiaries						-	(278,717)	(278,717)
Balance – June 30, 2026	440,152,858	4,401,529	-	-	35,552,353	-	(41,509,291)	(1,555,409)

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

UNAUDITED AND 2026 PERIOD AS RESTATED

	2026	2025
Cash flows from operating activities:
Net loss from continuing operations attributable to common stockholders	$(1,292,840)	$(55,134)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and Non-cash expenses	$221,987	$-
Sustainable Properties results before the acquisition date — non-cash	$-	$-
Due from Related Party /Subscription receivables	$(312,421)	$-
Receivable written-off	$-	$45,000
Notes and Payables	$374,257	$9,300
Prepaid expenses and receivables	$(66,249)	$-
Net cash used in operating activities	$(1,075,266)	$(834)

Cash flows from investing activities
Property and equipment, net	$(574,154)	$-
Construction in progress	$(428,510)	$-
Deferred financing costs	$(274,215)	$-
Escrow holdbacks	$(455,942)	$-
Net cash used in investing activities	$(1,732,820)	$-

Cash flows from financing activities
Common stock issued as acquisition consideration — non-cash	$-	-

Other long-term debt and mortgage debt	$2,853,843	$-
Members’ equity of consolidated subsidiaries	$64,162	$-
Net cash provided by financing activities	$2,918,006	$-

Net increase in cash	$109,920	$(834)
Cash acquired on consolidation at the acquisition dates	$28,936	$-
Cash, beginning of period	$49,077	$834
Cash, end of period	$187,933	$-

Supplemental disclosure of non-cash investing and financing activities:

Common stock issued as acquisition consideration — 101,080,000 shares issued as the final consideration for the DC Rental Portfolio Corp. acquisition, $1,010,800. No cash was received and no indebtedness was surrendered.

Convertible promissory notes issued as acquisition consideration, $9,500,000.

Mortgage debt assumed on acquisition, $1,019,455.

Mechanics liens assumed on acquisition, $473,380.

Construction period interest capitalized from the escrowed interest reserve, $192,870.14, and interest accrued and capitalized under ASC 835-20, $60,702.17.

Unit C-1 building and land recorded at August 11, 2025 against the $250,000 purchase money note and assumed real estate taxes, $253,960. No cash.

Assets acquired and liabilities assumed of the entities entering the consolidated group, other than cash, are excluded from the consolidated statement of cash flows and are presented in the acquisition disclosures in Note 8.

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

ACQUISITION OF DC RENTAL PORTFOLIO CORP.

On September 29, 2025, Global Asset Management Group, Inc. completed the acquisition of DC Rental Portfolio Corp. (“DC Rental”) pursuant to a Share Exchange Agreement dated February 6, 2025. The Company acquired 100% of the issued and outstanding capital stock of DC Rental in exchange for 250,000,000 shares of its Common Stock issued to the shareholders of DC Rental. The transaction was conducted as a private placement under Rule 4(a)(2) of the Securities Act of 1933 and applicable state Blue Sky laws. The shares issued are subject to standard restrictive legends and stop-transfer instructions. During the three months ended June 30, 2026, the Company issued a further 100,000,000 shares of its Common Stock to the shareholders of DC Rental as the final consideration for this acquisition. No indebtedness was surrendered in connection with that issuance, and it is presented in the consolidated statement of changes in stockholders’ equity as common stock issued as acquisition consideration.

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

ACQUISITION OF SUSTAINABLE PROPERTIES, LLC

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

Sustainable Properties, LLC and the applicable entities acquired pursuant to the Sustainable Properties Share Exchange Agreements include two industrial real estate assets: a 33,000-square-foot edge data center facility and an 18,000-square-foot manufacturing property.

In addition, management is evaluating potential monetization and redeployment initiatives relating to certain assets and licenses acquired in the Sustainable Properties acquisitions. As part of this evaluation, the Company is in discussions regarding potential transactions that, if pursued and consummated, could include (i) the sale of one of the two facilities associated with a licensed operation pursuant to seller-financing terms over a five-year period for an aggregate purchase price of approximately $5,000,000, and (ii) the sale of assets of another operational facility together with two associated licenses pursuant to similar seller-financing terms over a five-year period for an aggregate purchase price of approximately $5,000,000. If the Company enters into and completes one or more such transactions, management currently expects to consider using proceeds as received to invest in and scale production of a hemp-derived THC beverage (drink) product line and to support other manufacturing initiatives. These initiatives are preliminary and remain subject to ongoing negotiation, execution of definitive documentation, satisfaction of customary closing conditions (including any required regulatory approvals), and the performance by counterparties of their obligations under any seller-financing arrangements. Accordingly, there can be no assurance that any such transactions will be completed on the terms described above, or at all, or that proceeds will be received as anticipated.

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

ACQUISITION OF MEMORIAL REAL ESTATE GROUP LLC

On May 6, 2026, the Company and its wholly-owned subsidiary RI Property Holdings, Inc., the Buyer SPE, completed a Debt & Equity Transfer & Assumption Agreement with FVP Investments, LLC and FVP Opportunity Fund III, LP, through their designee FVP Servicing, LLC. Pursuant to the agreement, the Buyer SPE acquired 100% of the seller’s 83.125% membership interest in Memorial Real Estate Group LLC, or MREG, and the remaining 16.875% of the membership interests was acquired from the sellers at the same closing. Neither the Company nor the Buyer SPE held any membership interest in MREG before that closing. The 16.875% interest the Company acquired on April 6, 2026 is an interest in RI Property Holdings, Inc. Following the closing, the Buyer SPE owned 100% of the membership interests in MREG and was appointed as sole member and sole manager, or managing member, as applicable, of MREG.

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

GLOBAL ASSET MANAGEMENT GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

The total consideration payable to the seller was $6,455,000, consisting of a $6,000,000 principal amount one-year convertible promissory note issued by the Company and $455,000 in cash. The $455,000 was disbursed on April 21, 2026 by the settlement agent from the proceeds of a loan made by Bogdan Capital LLC to Memorial Real Estate Group LLC, according to seller wire instructions. Neither the Company nor RI Property Holdings, Inc. disbursed cash at the closing. The $6,000,000 note bears 6.00% simple interest, matures April 8, 2027, and is convertible at the holder’s option beginning October 8, 2026 through maturity at a conversion price equal to 90% of the arithmetic average of the daily VWAP for the 30 trading days immediately preceding the conversion notice date. If not paid at maturity and amounts remain outstanding, a one-time 5.0% extension fee applies to extend maturity to October 8, 2027.

On April 6, 2026, the Company completed the acquisition of a 16.87% interest in RI Property Holdings, Inc. in exchange for issuance of a $3,500,000 convertible promissory note to a holder who is a shareholder of the Company and a related party. The note bears 6.00% simple interest, matures April 6, 2027, and is convertible at the holder’s option beginning October 6, 2026 at 90% of the arithmetic average of the daily VWAP for the 30 trading days immediately preceding the conversion notice date. If not paid at maturity, a one-time 5.0% post-maturity penalty applies.

The Company evaluated the acquisition of the membership interests in Memorial Real Estate Group LLC under ASC 805-10-55-5A. Substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset, the former Memorial Hospital real property located in Pawtucket, Rhode Island. The transaction therefore does not meet the definition of a business and has been accounted for as an asset acquisition under ASC 805-50. The cost of the acquisition, consisting of the assumed first mortgage of $1,019,455, convertible promissory notes issued of $9,500,000 and mechanics liens assumed of $473,380, totaling $10,992,835, has been allocated to the property acquired on a relative fair value basis. No goodwill or bargain purchase gain has been recognized, and no remeasurement of a previously held interest has been recorded. The 16.875% interest acquired on April 6, 2026 and described above is an interest in RI Property Holdings, Inc. Neither the Company nor RI Property Holdings, Inc. held any membership interest in Memorial Real Estate Group LLC before that date, and the remaining membership interests were acquired from the sellers at the closing. The transaction is accordingly not a step acquisition and there was no previously held interest in Memorial Real Estate Group LLC to remeasure.

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. The Company’s second quarter period-end is June 30, 2026.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of Global Asset Management Group, Inc. and its consolidated subsidiaries, including Bella Rio Marketing Agency, Inc., DC Rental Portfolio Corp., AMT Management Corp., RI Property Holdings, Inc., Memorial Real Estate Group LLC, Sustainable Properties, LLC, and the applicable subsidiaries and acquired entities included in the Sustainable Properties transactions. The financial results of acquired entities are included in the consolidated financial statements from the respective dates on which the Company obtained control. All material intercompany accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company had $187,933 in cash as of June 30, 2026.

GLOBAL ASSET MANAGEMENT GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

Fair Value of Financial Instruments

ASC Topic 820 “Fair Value Measurements and Disclosures” establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC Topic 260 “Earnings Per Share.” Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of June 30, 2026, the Company had issued convertible promissory notes with an aggregate principal amount of $9,748,000, consisting of $9,500,000 with conversion rights beginning in October 2026 and $248,000 of notes issued to related parties during 2026 that become convertible at the holder’s option six months after their respective issue dates. The shares potentially issuable upon conversion of these notes were excluded from diluted loss per share because their effect would have been anti-dilutive for the periods presented. Because the conversion price is based on a formula referencing future market prices, the number of shares issuable upon conversion could not be determined as of June 30, 2026. Basic and diluted loss per share was $(0.00170) for the three months ended June 30, 2026 and $(0.00334) for the six months then ended, computed on weighted average common shares outstanding of 433,559,451 and 386,898,051, respectively. Basic and diluted loss per share was $(0.00011) for the three months ended June 30, 2025 and $(0.00066) for the six months then ended, computed on weighted average common shares outstanding of 83,654,525 for both periods. Basic and diluted amounts are the same for every period presented because the Company reported a net loss for each period and all potentially issuable common shares were anti-dilutive.

GLOBAL ASSET MANAGEMENT GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718. To date, the Company has not adopted a stock option plan and has not granted any stock options.

Capitalized Interest

Interest incurred during the construction period on qualifying assets is capitalized as a cost of those assets in accordance with ASC Topic 835-20, “Interest — Capitalization of Interest.” The Company’s real estate assets under development are qualifying assets, and the capitalization period continues while activities necessary to prepare the assets for their intended use are in progress. Interest during the construction period is funded from an interest reserve escrowed at loan closing; the lender draws on the reserve and applies it to the interest obligation, and the amount so applied is transferred from the escrowed interest reserve to construction period interest. Capitalized construction period interest was $652,647 at June 30, 2026, consisting of $591,945 at 653 East Cap and $60,702 at Rhode Island Property Holdings, Inc. Capitalization ceases when the assets are substantially complete and ready for their intended use, after which interest is charged to expense as incurred.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

Note 3 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Subsequent to the issuance of the Company’s unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2026, management completed its accounting analysis relating to the recently completed acquisitions of RI Property Holdings, Inc., including Memorial Real Estate Group LLC, and Sustainable Properties, LLC and its applicable subsidiaries and acquired entities.

At the time of the Original Form 10-Q, management had not completed the accounting analysis necessary to include the full financial information of these entities in the Company’s consolidated financial statements. Following completion of that analysis, management determined that the applicable entities should have been consolidated as of their respective acquisition or control dates.

The Company has therefore restated its previously issued unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2026 to include the applicable assets, liabilities, revenues, expenses, and cash flows of these entities. The restatement also includes conforming adjustments to acquisition-related balances, intercompany accounts and transactions, noncash acquisition activity, related-party balances, debt obligations, and other affected financial-statement captions.

GLOBAL ASSET MANAGEMENT GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

Table 1

Consolidated Balance Sheet Restatement Reconciliation

June 30, 2026

	As Previously Reported	Restatement Adjustments	As Restated
ASSETS
Cash	$64,180	$123,753	$187,933
Accounts receivable	-	210,190	210,190
Due from related parties	-	844,606	844,606
Notes receivable from officer, including accrued interest	72,750	178,405	251,155
Prepaid insurance	45,658	3,576	49,234
Total current assets	182,588	1,360,530	1,543,118
Escrow holdback	1,176,776	666,163	1,842,939
Property and equipment, net	7,612,869	13,224,421	20,837,290
Construction in progress	784,245	475,932	1,260,177
Deferred financing costs	151,939	322,456	474,395
Total assets	$9,908,417	$16,049,502	$25,957,919
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Accounts payable and accrued expenses	$4,000	$1,187,949	$1,191,949
Due to related parties	28,925	52,236	81,161
Loans payable to officers	98,302	-	98,302
Note payable, Daniel W. Snyder	21,830	-	21,830
Accrued interest payable	34,953	205,036	239,989
Security deposits held	8,022	-	8,022
Notes payable	-	12,355,184	12,355,184
Total current liabilities	196,032	13,800,405	13,996,437
Mortgage debt	9,989,625	1,457,879	11,447,504
Other long-term liabilities	-	2,069,387	2,069,387
Total other liabilities	9,989,625	3,527,266	13,516,891
Total liabilities	10,185,657	17,327,671	27,513,328
Common stock	4,401,529	-	4,401,529
Additional paid-in capital	35,723,833	(171,480)	35,552,353
Accumulated deficit	(40,402,601)	(1,106,690)	(41,509,291)
Total stockholders’ equity (deficit)	$(277,239)	$(1,278,170)	$(1,555,409)
Total liabilities and stockholders’ equity (deficit)	$9,908,417	$16,049,502	$25,957,919

Table 2

Three-Month Statement of Operations Restatement Reconciliation

Three Months Ended June 30, 2026

	As Previously Reported	Restatement Adjustments	As Restated
Revenue	$3,274	$232,987	$236,261
Cost of sales	-	-	-
Gross profit	3,274	232,987	236,261
Bank charges and fees	96	2,435	2,531
Legal and professional services	12,250	54,429	66,679
General and administrative expenses	165,872	189,075	354,947
Amortization and other expenses	76,598	65,108	141,706
Property management expense	77,309	(13,953)	63,356
Insurance expense	15,378	25,128	40,506
Transfer agent	-	16,761	16,761
Interest expense	52,320	233,453	285,773
Total operating expenses	399,824	572,435	972,259
Loss from operations	$(396,550)	$(339,448)	$(735,998)
Total other income (expense)	-	-	-
Net loss	$(396,550)	$(339,448)	$(735,998)

GLOBAL ASSET MANAGEMENT GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

Table 3

Six-Month Statement of Operations Restatement Reconciliation

Six Months Ended June 30, 2026

	As Previously Reported	Restatement Adjustments	As Restated
Revenue	$96,474	$263,040	$359,514
Cost of sales	-	-	-
Gross profit	96,474	263,040	359,514
Bank charges and fees	965	2,439	3,404
Legal and professional services	12,250	115,908	128,158
General and administrative expenses	165,872	647,096	812,968
Amortization and other expenses	153,196	68,791	221,987
Property management expense	94,609	(12,401)	82,208
Insurance expense	30,757	10,640	41,397
Transfer agent	-	16,761	16,761
Interest expense	104,662	240,809	345,471
Total operating expenses	562,311	1,090,043	1,652,354
Loss from operations	$(465,837)	$(827,003)	$(1,292,840)
Total other income (expense)	-	-	-
Net loss	$(465,837)	$(827,003)	$(1,292,840)

The six-month restatement adjustments primarily reflect the inclusion of the applicable revenues and expenses of RI Property Holdings, Inc., Memorial Real Estate Group LLC, Sustainable Properties, LLC, and their applicable subsidiaries and acquired entities from the respective dates on which the Company obtained control. The adjustments increased revenue by $263,040, increased operating expenses by $1,090,043, and increased the net loss by $827,003 for the six months ended June 30, 2026.

Table 4

Six-Month Statement of Cash Flows Restatement Reconciliation

Six Months Ended June 30, 2026

	As Previously Reported	Restatement Adjustments	As Restated
Net cash used in operating activities	$(64,242)	$(1,011,024)	$(1,075,266)
Net cash used in investing activities	(92,135)	(1,640,685)	(1,732,820)
Net cash provided by financing activities	171,480	2,746,526	2,918,006
Net increase in cash	15,104	94,816	109,920
Cash acquired on consolidation at the acquisition dates	-	28,936	28,936
Cash, beginning of period	49,077	-	49,077
Cash, end of period	$64,180	$123,753	$187,933

(1) Amounts in the “As Previously Reported” column are derived from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026, originally filed with the Securities and Exchange Commission on August 19, 2026.

(2) The restatement adjustments reflect the inclusion of the applicable assets, liabilities, revenues, expenses, and cash flows of RI Property Holdings, Inc., Memorial Real Estate Group LLC, Sustainable Properties, LLC, and their applicable subsidiaries and acquired entities from the respective dates on which the Company obtained control, together with related consolidation and elimination entries.

(3) Amounts in the “As Restated” column reflect the Company’s unaudited consolidated financial statements included in this Amendment No. 1 on Form 10-Q/A.

GLOBAL ASSET MANAGEMENT GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

The “As Previously Reported” column reproduces the amounts as presented in the Original Form 10-Q for the quarterly period ended June 30, 2026, filed on August 19, 2026. Certain of those amounts contained one-dollar arithmetic differences. The “Restatement Adjustment” column includes the correction of those differences, and each restated amount therefore agrees to the corresponding amount presented in this Amendment.

Revision of an immaterial prior period item. In connection with the preparation of this Amendment, the Company identified a commercial condominium unit, Unit C-1 at 3628 Georgia Avenue, NW, Washington, D.C., that was acquired by a subsidiary on August 11, 2025 and was not recorded in the Company’s consolidated financial statements, together with the $250,000 purchase money promissory note issued to finance the acquisition and the related accrued real estate taxes assumed at settlement. Management evaluated the omission and concluded that it is not material to the Company’s previously issued financial statements for any period presented. The amounts have been recorded as of the acquisition date and are reflected in both the June 30, 2026 and the December 31, 2025 columns of the accompanying consolidated balance sheets.

The effect of recording the unit is an increase in property and equipment, net of $253,960, an increase in accounts payable and accrued expenses of $4,930, an increase in mortgage debt of $250,000, and an increase in accumulated deficit of $970, at each of June 30, 2026 and December 31, 2025. Because the amounts are the same at both dates, there is no effect on the Company’s results of operations or cash flows for the three or six months ended June 30, 2026. The unit is vacant, is not in service, and accordingly no depreciation has been recorded and it has generated no rental activity. No interest has been accrued on the note.

Presentation of noncontrolling interest. The amount previously presented as a noncontrolling interest, $79,263, represents opening equity of subsidiaries that were consolidated in 2025 and that eliminates against the parent company’s investment. The Company holds 100% of those subsidiaries and there is no noncontrolling interest at June 30, 2026, March 31, 2026 or December 31, 2025. The amount has been reclassified into accumulated deficit and the noncontrolling interest caption has been removed from the consolidated balance sheets and the consolidated statements of cash flows. Total stockholders’ deficit is unchanged by the reclassification. The comparative balance sheet at December 31, 2025 has not been restated for this item; it is presented within the restatement adjustment column at June 30, 2026.

Basis of consolidating acquired entities. Each acquired entity is consolidated from the date the Company obtained control — Sustainable Properties, LLC from March 13, 2026, AMT Management Corp. from March 4, 2026 and Memorial Real Estate Group LLC from April 8, 2026. Sustainable Properties results for January 1, 2026 through March 12, 2026 — revenue of $121,676 and expenses of $112,174 — are excluded from the consolidated statements of operations and form part of the net assets acquired. The exclusion increases the reported net loss for the six months ended June 30, 2026 by $9,503 and has no effect on the consolidated balance sheet at June 30, 2026, on the three-month results, or on cash. Cash acquired on consolidation of $28,936 is measured at each entity’s acquisition date.

Note 4 – GOING CONCERN UNCERTAINTY

For the three and six months ended June 30, 2026, the Company incurred net losses of $735,998 and $1,292,840, respectively. These losses, together with the Company’s working capital position, debt obligations, and expected capital requirements, create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The restated consolidated financial statements include the financial position and results of operations of RI Property Holdings, Inc., Memorial Real Estate Group LLC, Sustainable Properties, LLC, and their applicable subsidiaries and acquired entities from the dates on which the Company obtained control. Although the consolidation of these entities materially increased the Company’s reported assets, it also materially increased reported liabilities, current obligations, operating expenses, and capital requirements. Accordingly, the inclusion of these entities does not eliminate the substantial doubt regarding the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent on its ability to generate operating cash flow, obtain debt or equity financing, manage operating expenses, and execute its acquisition and redevelopment strategy. Management’s plans include seeking additional debt or equity financing, pursuing strategic transactions, evaluating asset-level financing or monetization opportunities, and managing operating expenses. There can be no assurance that the Company will be successful in these efforts.

Note 5 – ACCOUNTS RECEIVABLE

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

GLOBAL ASSET MANAGEMENT GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

Note 6 – INSURANCE PREMIUM FINANCE ARRANGEMENT

On April 20, 2026 the Company bound a directors and officers liability insurance policy, policy number dno01102364p-00, underwritten by StarStone Specialty Insurance Company through RT Specialty and brokered by M3 Insurance Solutions, for a twelve-month term ending April 20, 2027. The premium was $40,000 and taxes and fees were $1,200, for a total of $41,200. The Company paid a down payment of $7,200 on June 12, 2026 and financed the balance with FIRST Insurance Funding under loan number 106833924, payable in monthly installments of $3,534.02. An installment payment of $7,268.04 was made on June 24, 2026.

At June 30, 2026 the remaining balance payable to FIRST Insurance Funding was $28,272.16, which is included in accounts payable and accrued expenses. Prepaid insurance of $34,333 relating to the unexpired portion of the policy is included in prepaid insurance, and insurance expense of $8,426 was recognized for the period, comprising $6,867 of premium and fees and $1,559 of finance and processing charges. The finance and processing charges were recognized in full in the period rather than allocated over the term of the finance agreement.

Note 7 – PROPERTY AND EQUIPMENT

Property and equipment consists of buildings of $19,593,849, land of $1,583,572, accumulated depreciation of $(246,063) and accumulated amortization of buildings of $(94,068), for property and equipment, net, of $20,837,290 at June 30, 2026. Depreciation expense was $53,326 for the six months ended June 30, 2026. Accumulated depreciation includes amounts recorded by acquired entities before the dates on which the Company obtained control.

Construction in progress of $1,260,177 at June 30, 2026 consists of predevelopment costs of $62,305, construction in process of $545,224 and capitalized construction period interest of $652,647. The comparable amount of $577,510 at December 31, 2025 consists of predevelopment costs of $48,440, construction in process of $129,995 and capitalized construction period interest of $399,075. Interest is capitalized during the period an asset is being prepared for its intended use. Of the $253,572 of interest capitalized during the six months ended June 30, 2026, $192,870 was released from the escrowed interest reserve on the DC Rental properties and $60,702 was accrued on the Rhode Island loans.

One commercial condominium unit, Unit C-1 at 3628 Georgia Avenue, NW, Washington, D.C., is vacant, is not in service, and is not being depreciated. The units at that property are being upgraded for resale and have generated no rental activity.

Note 8 – BUSINESS COMBINATIONS AND ACQUISITIONS

During the six months ended June 30, 2026, the Company completed four acquisitions. Each is consolidated from the date the Company obtained control, and the results of each acquired business before that date are excluded from the consolidated statements of operations.

AMT Management LLC. Acquired March 4, 2026 in exchange for 200,000 shares of common stock. Sustainable Properties, LLC. Acquired March 13, 2026 in exchange for 10,000,000 shares of common stock issued to its selling members.

RI Property Holdings, Inc. On April 6, 2026 the Company acquired a 16.875% interest from a shareholder and related party in exchange for a convertible promissory note in the principal amount of $3,500,000.

Memorial Real Estate Group LLC. The Company obtained control on April 8, 2026 and reports the transaction as of May 6, 2026 consistent with the Current Report on Form 8-K filed for it. Total consideration was $10,992,835, consisting of a $6,000,000 convertible promissory note issued to the sellers, an assumed CNE first mortgage of $1,019,455, assumed mechanics liens of $473,380 and other assumed obligations. No cash was disbursed by the Company or by RI Property Holdings, Inc. at the closing. The $455,000 payoff referred to in the closing documents was funded by the settlement agent out of loan proceeds and is included within the total consideration.

The Company evaluated each transaction under the screen in ASC 805 and concluded that substantially all of the fair value of the gross assets acquired is concentrated in a group of similar identifiable assets. Each transaction is accounted for as an asset acquisition. No goodwill and no bargain purchase gain was recognized, and no previously held interest required remeasurement.

GLOBAL ASSET MANAGEMENT GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

Note 9 – NOTES PAYABLE AND LONG-TERM DEBT

Notes payable of $12,355,184 at June 30, 2026 consists of convertible debentures of $9,855,184 and loans payable to Bogdan Capital LLC of $2,500,000. The convertible debentures comprise the $6,000,000 note issued in connection with the Memorial Real Estate Group transaction, the $3,500,000 note issued for the interest in RI Property Holdings, Inc., convertible notes of $35,000, $80,000 and $133,000 issued to related parties during the period, and the carrying amount of $107,184 on a note with an original issue discount. Each convertible note bears simple interest at 6.00% per annum, is unsecured, and carries a holder-optional conversion feature. No note has been converted.

Mortgage debt of $11,447,504 at June 30, 2026 consists of $7,200,000 secured by 653 East Capitol Street S.E., $2,789,625 secured by eight residential condominium units at 3628 Georgia Avenue N.W., a $250,000 purchase money note secured by the commercial unit at that property, the $1,019,455 CNE first mortgage assumed in the Memorial Real Estate Group transaction, and $188,424 carried by an acquired entity.

The $250,000 purchase money note is dated August 11, 2025, bears interest at 25.00% per annum computed on a 360-day year, and matured on February 8, 2026 without being paid. It is secured by a purchase money deed of trust on the commercial unit recorded August 14, 2025 and is guaranteed by an officer of a subsidiary. It is classified as current. No default interest, penalties or legal costs have been accrued. Amounts asserted by the noteholder above the contractual balance of the note are disputed.

Other long-term debt of $2,069,387 consists of obligations carried by acquired entities. Accrued interest payable was $239,989 and interest expense was $345,471 for the six months ended June 30, 2026, excluding interest capitalized during construction.

Note 10 – COMMITMENTS AND CONTINGENCIES

Foreclosure proceeding. A notice of foreclosure sale covering the commercial condominium unit at 3628 Georgia Avenue, NW was executed on June 11, 2026, scheduling a sale for July 16, 2026. The Company’s subsidiary, the noteholder and a third party have entered into an agreement under which the third party purchases the note, the sale is postponed, and the amount required to pay the loan in full is limited. The Company disputes the amounts asserted above the contractual balance of the note, which include trustee, advertising and attorneys’ fees, and is pursuing its remedies with respect to those amounts and to the conduct of the foreclosure. No liability has been recorded for the disputed amounts because a loss is not considered probable and the amount is not reasonably estimable.

Construction commitments. The Company holds escrow holdbacks of $1,842,939 at June 30, 2026, established at the closings of its property financings and designated for rehabilitation, interest, insurance and real estate taxes. Draws are made against the construction holdback as work is completed.

Redevelopment obligations. The Memorial Hospital redevelopment is expected to require substantial additional capital and ongoing carrying costs, including planning, property maintenance, taxes, insurance, professional fees, debt service, and any required regulatory or municipal approvals.

Guarantees. The Company is among the guarantors of the Bogdan Capital LLC loan to Memorial Real Estate Group LLC, the principal of which was increased to $2,250,000 in June 2026.

Note 11 – RELATED PARTY TRANSACTIONS

Loans payable to officers were $98,301.68 at June 30, 2026 and at December 31, 2025. The amounts are owed to Richard Balles, an officer of the Company, arose from funds he paid over to the Company, are unsecured, non-interest-bearing and due on demand, and had no movement during the period.

A note payable of $21,829.90 is held by a person who was a Director of the Company at June 30, 2026 and who resigned effective July 24, 2026. The balance had no movement during the period.

A note receivable from Richard Balles, an officer of the Company, including accrued interest, was $251,155.19 at June 30, 2026 compared with $14,463 at December 31, 2025. The note is unsecured and due on demand. Amounts due to related parties were $81,161.20 at June 30, 2026 compared with $28,925 at December 31, 2025, of which $7,859.48 is owed to Richard Balles and is unsecured, non-interest-bearing and due on demand.

During the period the Company issued convertible promissory notes of $35,000, $80,000 and $133,000 to related parties on January 2, 2026, February 2, 2026 and May 1, 2026. Each bears simple interest at 6.00% per annum, is unsecured and is payable on demand.

On April 6, 2026 the Company acquired a 16.875% interest in RI Property Holdings, Inc. from a shareholder and related party in exchange for a convertible promissory note in the principal amount of $3,500,000. The $250,000 purchase money note described in Note 9 is guaranteed by an officer of a subsidiary of the Company.

GLOBAL ASSET MANAGEMENT GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

Note 12 – SUBSEQUENT EVENTS

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

On September 2, 2026, the Company filed with the Secretary of State of Wyoming a Certificate of Designation establishing a series of preferred stock designated as Series A Preferred Stock. The Series A Preferred Stock consists of 50,000 authorized shares, par value $0.01 per share. Each share of Series A Preferred Stock is entitled to 2,500 votes on matters submitted to shareholders and is convertible, solely at the option of the Company, into 2,500 shares of common stock, subject to the terms and adjustments set forth in the Certificate of Designation.

Subsequent to June 30, 2026, pursuant to shareholder requests and approval by the Board of Directors, holders surrendered shares of common stock for cancellation in connection with the issuance of shares of the Company’s Series A Preferred Stock, and the cancelled shares were returned to authorized capital. The Company had 440,152,858 shares of common stock outstanding at June 30, 2026 and issued 840,000 restricted shares on August 31, 2026 as described below. As of September 16, 2026, 145,991,661 shares of common stock were outstanding, reflecting the cancellation of 295,001,197 shares.

On August 26, 2026, Sustainable Properties, LLC, a wholly owned subsidiary of the Company, completed the acquisition of all of the issued and outstanding shares of G & O Landscaping, Inc. (“G&O”), an operating landscaping business, pursuant to a Stock Purchase Agreement entered into on August 18, 2026. G&O became an indirect wholly owned subsidiary of the Company. The stated purchase price was $1,820,000. No cash was paid to the sellers at closing. The consideration consisted of 840,000 restricted shares of the Company’s common stock issued on August 31, 2026 and a secured convertible promissory note issued on August 31, 2026 in the original principal amount of $980,000, the principal amount of which is subject to reduction by actual refinancing proceeds paid to the sellers.

The note bears simple interest at 6.00% per annum and matures on August 31, 2029. Beginning six months after issuance and continuing until maturity, the holders may convert all or a portion of the outstanding obligations into shares of the Company’s common stock at a conversion price equal to 85% of the 30-day volume-weighted average price of the Company’s common stock, with no contractual floor or cap. The note is secured by a pledge by Sustainable Properties, LLC of 100% of the outstanding shares of G&O, subject to senior-lender rights and any lender-required subordination arrangements. The acquisition and the related issuances occurred after June 30, 2026 and are non-recognized subsequent events under ASC 855-10-50. Accordingly, no adjustment has been made to the accompanying consolidated financial statements as of and for the three and six months ended June 30, 2026, and the initial accounting for the business combination, including the fair value of the consideration transferred and its allocation to the assets acquired and the liabilities assumed, is incomplete. The Company is evaluating whether historical financial statements of G&O and pro forma financial information are required under applicable rules and, if required, intends to file such information by amendment within the applicable filing period.

On September 9, 2026, the Company entered into a settlement agreement with Leonite Fund I, LP in the amount of $310,353.39 in respect of the convertible note issued to Leonite. In connection with that note the Company issued 20,000 commitment shares and a warrant to purchase 50,000 shares of common stock at an exercise price of $1.50 per share. On July 1, 2026, the Company received $75,000 representing the net proceeds of the third installment under the Leonite note. That installment was not consummated as of June 30, 2026 and is therefore not reflected in the accompanying consolidated financial statements. The settlement and the July 1, 2026 funding are non-recognized subsequent events under ASC 855-10-50 and no adjustment has been made to the accompanying consolidated financial statements as of and for the three and six months ended June 30, 2026.

On August 28, 2026 FIRST Insurance Funding issued a Notice of Intent to Cancel Insurance Coverage in respect of loan number 106833924, with a scheduled cancellation date of September 11, 2026. At September 2, 2026 the balance outstanding was $24,838.14, of which $3,634.02 was past due, and a second late charge of $100 had been assessed. The Company made payments of $3,534.02 on July 31, 2026 and $3,634.02 on each of August 5, 2026 and August 7, 2026. These events occurred after June 30, 2026 and no adjustment has been made to the accompanying consolidated financial statements. The policy has remained in force continuously since it was bound and has not been cancelled. Installment payments under the finance agreement have been made, on occasion after the scheduled due date. As of the date of this Amendment the account is current and the policy is in good standing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, references in this section to the “Company,” “we,” “us,” or “our” refer to Global Asset Management Group, Inc. and its consolidated subsidiaries. The following discussion and analysis should be read together with the unaudited restated consolidated financial statements and related notes included in this Amendment, the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, and the Company’s Current Reports on Form 8-K filed through the date of the Original Form 10-Q.

This Amendment restates the Company’s financial condition and results of operations as of and for the three and six months ended June 30, 2026 to include the applicable financial information of RI Property Holdings, Inc., Memorial Real Estate Group LLC, Sustainable Properties, LLC, and their applicable subsidiaries and acquired entities. The discussion below reflects the restated financial statements and supersedes the corresponding financial discussion included in the Original Form 10-Q.

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

KEY DEVELOPMENTS

Memorial Real Estate Group LLC Acquisition

On May 6, 2026, the Company and RI Property Holdings, Inc. completed the MREG acquisition. Pursuant to the agreement, RI Property Holdings, Inc. acquired 100% of the seller’s 83.125% membership interest in MREG, and the remaining 16.875% of the membership interests was acquired from the sellers at the same closing. Neither the Company nor RI Property Holdings, Inc. held any membership interest in MREG before that closing. The 16.875% interest the Company acquired on April 6, 2026 is an interest in RI Property Holdings, Inc. Following the closing, RI Property Holdings, Inc. owned 100% of the membership interests in MREG and was appointed as sole member and sole manager, or managing member, as applicable, of MREG.

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

The total consideration payable to the seller in connection with the transaction was $6,455,000, consisting of a $6,000,000 principal amount one-year convertible promissory note issued by the Company and $455,000 in cash. The $455,000 was disbursed on April 21, 2026 by the settlement agent from the proceeds of a loan made by Bogdan Capital LLC to Memorial Real Estate Group LLC, according to the seller’s written wire instructions, and comprised payments for prior advances, a tax settlement installment, legal invoices and utilities. Neither the Company nor RI Property Holdings, Inc. disbursed cash at the closing.

In connection with the acquisition, FVP Opportunity Fund III, LP, as lender, assigned 100% of its interest in the MREG loan pursuant to a loan assignment agreement, and FVP Servicing, LLC resigned as Administrative Agent under the loan agreement. The members of MREG authorized MREG to enter into a loan agreement with Bogdan Capital LLC. At the time the Company filed the Current Report on Form 8-K dated May 6, 2026, final executed loan documentation was not available and the loan was described as being in the principal amount of $1,000,000. Executed documentation has since been obtained. Memorial Real Estate Group LLC issued a commercial promissory note dated April 15, 2026 in the original principal amount of $1,100,000, secured by a mortgage, assignment of rents and security agreement. The recorded mortgage states the loan amount as $1,000,000 in error, and the First Modification of Commercial Promissory Note confirms the principal as $1,100,000 exclusive of the increase described below. In June 2026, the First Modification increased the principal by $1,150,000 to $2,250,000. Separately, Bogdan Capital LLC advanced $250,000 to 653 East Cap LLC, 3628 Georgia LLC and 3794 Martin Luther King LLC, secured by deeds of trust on those properties. The Company’s consolidated balance sheet reflects loans payable to Bogdan Capital LLC of $2,500,000 as of June 30, 2026.

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

Results of Operations

Three Months Ended June 30, 2026 Compared with the Three Months Ended June 30, 2025

Revenue was $236,261 for the three months ended June 30, 2026, compared with no revenue for the three months ended June 30, 2025. The increase reflects revenue generated by the Company’s consolidated operating activities during the 2026 period.

Total operating expenses were $972,259 for the three months ended June 30, 2026, compared with $9,300 for the comparable 2025 period. The 2026 expenses consisted of general and administrative expenses of $354,947, interest expenses of $285,773, amortization and other expenses of $141,706, property management of $63,356, legal and professional services of $66,679, insurance expense of $40,506, transfer agent fees of $16,761, and bank charges and fees of $2,531.

The Company incurred a net loss of $735,998 for the three months ended June 30, 2026, compared with a net loss of $9,300 for the comparable 2025 period. The increase in net loss was primarily attributable to the expansion of the Company’s operations, the inclusion of expenses associated with acquired and consolidated entities, acquisition and financing activity, property-related expenses, professional fees, amortization and other noncash expenses, and interest expense.

Six Months Ended June 30, 2026 Compared with the Six Months Ended June 30, 2025

Revenue was $359,514 for the six months ended June 30, 2026, compared with no revenue for the six months ended June 30, 2025. The increase reflects revenue generated by acquired and consolidated operations during the 2026 period.

Total operating expenses were $1,652,354 for the six months ended June 30, 2026, compared with $10,134 for the comparable 2025 period. The 2026 expenses consisted of general and administrative expenses of $812,968, interest expenses of $345,471, amortization and other expenses of $221,987, property management of $82,208, legal and professional services of $128,158, insurance expense of $41,397, transfer agent fees of $16,761, and bank charges and fees of $3,404.

The Company incurred a net loss of $1,292,840 for the six months ended June 30, 2026, compared with a net loss of $55,134 for the comparable 2025 period. The increase in the net loss was primarily attributable to expanded consolidated operations, acquisition-related activity, general and administrative expenses, financing costs, amortization and other noncash expenses, property management expenses, and interest expense.

Liquidity and Capital Resources

The Company’s liquidity requirements include operating expenses, professional fees, public company compliance costs, acquisition costs, property-related carrying costs, redevelopment planning expenses, debt service, interest obligations, and costs associated with executing the Company’s real estate and business growth strategy.

As of June 30, 2026, the Company reported cash of $187,933, total current assets of $1,543,118, total current liabilities of $13,996,437, total liabilities of $27,513,328, and a total stockholders’ deficit of $1,555,409. Current liabilities exceeded current assets by $12,453,319 as of June 30, 2026. These amounts reflect the consolidation of the applicable financial information of RI Property Holdings, Inc., Memorial Real Estate Group LLC, Sustainable Properties, LLC, and their applicable subsidiaries and acquired entities.

The restatement materially increased the Company’s reported assets and liabilities. The principal asset increases included accounts receivable, amounts due from related parties, notes receivable from an officer, escrow holdbacks, property and equipment, construction in progress, and deferred financing costs. The principal liability increases included accounts payable and accrued expenses, amounts due to related parties, loans payable to officers, notes payable, mortgage debt, accrued interest, and other long-term liabilities.

During the second quarter of 2026, the Company completed the MREG transaction and issued convertible promissory notes with principal amounts of $6,000,000 and $3,500,000. The $6,000,000 note financed a substantial portion of the MREG transaction consideration, and the $3,500,000 note was issued in connection with the acquisition of a 16.875% interest in RI Property Holdings, Inc. from a shareholder and related party. The Company also issued a $133,000 convertible promissory note to a related party on May 1, 2026, bringing to $248,000 the aggregate principal of convertible promissory notes issued to related parties during the six months ended June 30, 2026, the balance consisting of a $35,000 note issued January 2, 2026 and an $80,000 note issued February 2, 2026. Each bears simple interest at 6.00% per annum and matures one year from its issue date.

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

For the six months ended June 30, 2026, net cash used in operating activities was $1,075,266, net cash used in investing activities was $1,732,820, and net cash provided by financing activities was $2,918,006. Financing activities during the period were the principal source of funding for the Company’s operating and investing cash requirements. Cash increased by $109,920 during the six-month period. Cash of $28,936 was acquired on consolidation at the acquisition dates of Sustainable Properties, LLC and AMT Management Corp. and is presented separately from operating, investing and financing activities. Cash was $49,077 at December 31, 2025 and $187,933 at June 30, 2026.

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

Going Concern and Financing Considerations

As of June 30, 2026, management evaluated the Company’s liquidity, operating losses, working capital deficit, debt obligations, acquisition-related obligations, expected capital requirements, and anticipated costs of the Memorial Hospital redevelopment and other consolidated operations. The restated financial statements reflect a working capital deficit of $12,453,319 and a stockholders’ deficit of $1,555,409 as of June 30, 2026. The Company also used $1,075,266 of cash in operating activities during the six months ended June 30, 2026.

Based on these factors, substantial doubt exists regarding the Company’s ability to continue as a going concern. Management’s plans include seeking additional debt or equity financing, pursuing strategic transactions, managing operating expenses, evaluating potential asset-level financing or monetization opportunities, and pursuing revenue and cash flow from the Company’s consolidated operations. There can be no assurance that these efforts will be successful.

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

Item 4. Controls and Procedures

Under the supervision and with the participation of management, including the principal executive officer and principal financial/accounting officer, the Company evaluated the effectiveness of its disclosure controls and procedures as of June 30, 2026. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, and in light of the material misstatement and resulting restatement described in the Explanatory Note and Note 3, “Restatement of Previously Issued Financial Statements,” our principal executive officer and principal financial/accounting officer concluded that our disclosure controls and procedures were not effective as of June 30, 2026. The ineffectiveness resulted from a material weakness in the Company’s controls over the timely evaluation and application of consolidation accounting for recently completed acquisitions involving complex ownership, financing, and entity structures.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2026 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting. Subsequent to June 30, 2026, management initiated remediation measures relating to the material weakness described above, including enhanced procedures for evaluating consolidation requirements, documenting acquisition accounting conclusions, obtaining complete financial information from acquired entities, and reviewing complex transactions before the filing of periodic reports. These remediation measures had not been fully implemented or tested as of the date of this Amendment.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

A commercial condominium unit owned by a subsidiary of the Company, Unit C-1 at 3628 Georgia Avenue, NW, Washington, D.C., secures a purchase money promissory note in the original principal amount of $250,000 that matured on February 8, 2026 and was not paid. The noteholder declared the loan in default, and a notice of foreclosure sale was executed on June 11, 2026 scheduling a sale of the unit for July 16, 2026. The Company’s subsidiary, the noteholder and a third party have entered into an agreement under which the third party is purchasing the note, the foreclosure sale is postponed, and the amount required to pay the loan in full is limited. The Company disputes the amounts asserted by the noteholder in excess of the contractual balance of the note, which include trustee, advertising and attorneys’ fees, and is pursuing its remedies with respect to those amounts and to the conduct of the foreclosure. Other than as described above, the Company is not currently subject to any legal proceedings. From time to time, the Company may become subject to litigation or proceedings in connection with its business, as either a plaintiff or defendant.

Item 1A. Risk Factors

As a smaller reporting company, the Company is not required to provide the information called for by this Item. However, the Company’s business, financial condition, results of operations, and prospects remain subject to the risk factors described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and other filings with the SEC, as updated by this Amendment and the Company’s other filings with the SEC.

The restatement described in this Amendment may expose the Company to additional risks relating to the accuracy and timeliness of financial reporting, the effectiveness of disclosure controls and internal control over financial reporting, potential regulatory review, additional accounting and professional costs, and the Company’s ability to integrate acquired entities with complex ownership and financing structures. Until any related material weakness has been fully remediated and tested, there can be no assurance that additional financial reporting errors will not occur.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except as previously reported in the Company’s Current Reports on Form 8-K and as set forth below, the Company did not issue unregistered equity securities during the quarter ended June 30, 2026.

On April 6, 2026, the Company completed the acquisition of a 16.875% interest in RI Property Holdings, Inc. in exchange for the Company’s issuance of a $3,500,000 convertible promissory note to a holder who is a shareholder of the Company and a related party. On May 8, 2026, in connection with the MREG transaction, the Company issued a $6,000,000 convertible promissory note. During the six months ended June 30, 2026, the Company also issued three convertible promissory notes to related parties with an aggregate principal amount of $248,000, consisting of $35,000 issued January 2, 2026, $80,000 issued February 2, 2026 and $133,000 issued May 1, 2026. Each bears simple interest at 6.00% per annum, matures one year from its issue date, does not convert automatically, and may be converted at the holder’s option beginning six months after its issue date at a conversion price equal to 90% of the average daily volume-weighted average price of the Company’s common stock for the thirty trading days preceding the conversion notice. The convertible notes were offered and sold in transactions not involving a public offering in reliance on an exemption from registration under the Securities Act of 1933, as amended, including Section 4(a)(2) thereof. Any shares of common stock issuable upon conversion of the notes, if any, will be issued as restricted securities pursuant to an available exemption from registration and will bear customary restrictive legends. The number of shares issuable upon conversion is not determinable at this time because the conversion price is based on a formula referencing market prices at the time of conversion.

Item 3. Defaults Upon Senior Securities

A purchase money promissory note in the original principal amount of $250,000, secured by a deed of trust on a commercial condominium unit owned by a subsidiary at 3628 Georgia Avenue, NW, Washington, D.C., matured on February 8, 2026 and was not paid. The note was in default at June 30, 2026 and remains outstanding. A notice of foreclosure sale was executed on June 11, 2026. The note, the default and the related foreclosure are described in Note 9, Note 10 and Item 1 of Part II of this Report. No other senior security of the Company is in default.

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

Item 6. Exhibits

Exhibit Number	Description
4.1	Certificate of Designation of Series A Preferred Stock, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed September 4, 2026.
10.1	Term Sheet / Debt & Equity Transfer & Assumption Agreement, ratified and effective May 6, 2026, incorporated by reference to the Company’s Current Report on Form 8-K filed May 12, 2026.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File, formatted as inline XBRL and contained in Exhibit 101.

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

GLOBAL ASSET MANAGEMENT GROUP, INC.

Date: October 1, 2026	By:	/s/ John Murray
	Name:	John Murray
	Title:	President and Director

